Form 10-K405
ZIEGLER COMPANIES INC
filed 1995-03-27
CIK 109312

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from              to
Commission file number                         0-6237
                          THE ZIEGLER COMPANIES, INC.
            (Exact name of registrant as specified in its charter)
           Wisconsin                                          39-1148883
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)
215 North Main Street, West Bend, Wisconsin                       53095
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code       (414) 334-5521
            Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $1.00 Par Value
                  AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                     BY NON-AFFILIATES OF THE REGISTRANT:
        $36,897,747.69 based on the average of the bid and asked prices of such stock ($15.0625 per share) on February 20, 1995
Number of shares outstanding of registrant's classes of common stock, as of February 20, 1995:
                        Class                         Shares Outstanding
                        Common Stock,                      2,449,643
                        $1.00 Par Value
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES    X         NO
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.      [ X ]
DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Part II of this Report.
2. Portions of the annual Proxy Statement prepared for the 1995 Annual Meeting of Shareholders are incorporated by reference into Parts I and III.
                                   FORM 10-K
                          THE ZIEGLER COMPANIES, INC.
                                    PART I
Item 1.     Business
      (a) The Ziegler Companies, Inc. (the "Company") is a holding company which owns eight operating subsidiary companies. Seven of the companies are engaged in financially oriented businesses and the other company is engaged in recycling, reclaiming and disposing of industrial chemicals and solvents and provides pollution abatement services. The Company's principal executive offices are at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (414) 334-5521. There was no material change in the nature of the business done by The Ziegler Companies, Inc. and its subsidiaries during 1994.
                  The Company's subsidiaries include an investment banking firm, B. C. Ziegler and Company which, with its operating division Ziegler Securities, engages in underwriting and distributing debt securities of hospitals and health care institutions, long-term care facilities, municipal entities, churches, and other corporations. Ziegler Leasing Corporation concentrates on leasing equipment to health care providers and commercial enterprises. Ziegler Financing Corporation provides construction and interim loan services primarily to health care providers and churches. Ziegler Thrift Trading, Inc. is a discount brokerage firm. Ziegler Asset Management, Inc. provides money management services to individuals and institutions. First Church Financing Corporation was organized to issue mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Ziegler Collateralized Securities, Inc. was organized to issue bonds collateralized by pools of equipment leases and other debt instruments. WRR Environmental Services Co., Inc., formerly named Waste Research and Reclamation Co., Inc., recycles, reclaims and disposes of industrial chemicals and solvents and provides clean-up services with respect to sites with environmental damage.
      (b) The Company's operations are conducted through four industry segments, namely, (1) broker-dealer, (2) lease financing, (3) real estate and interim financing and (4) corporate and other. The industry segments are each served by a separate subsidiary or group of subsidiaries; therefore, all expenses and assets can be directly identified with segment revenues. Inter-company revenues consist primarily of interest income earned on loans between subsidiaries, management and other administrative fees charged between subsidiaries, intercompany security execution charges, and dividends received by the Company from subsidiaries. All other significant revenues are derived from transactions with unaffiliated parties in the United States.
                  Revenues, net of intercompany transactions, Income Before Taxes, and Assets of each segment are as follows:

                                              1994        1993        1992
REVENUES (net of intercompany transactions)          (In Thousands)
  Broker-Dealer                            $ 30,324    $ 35,238    $ 33,393
  Lease Financing                            11,872      11,606      12,585
  Real Estate and Interim Financing             328         351         513
  Corporate and Other                         5,950       3,666       1,815
                                           $ 48,474    $ 50,861    $ 48,306
INCOME BEFORE TAXES
  Broker-Dealer                            $    686    $  5,484    $  6,001
  Lease Financing                             1,206       1,751       2,277
  Real Estate and Interim Financing             (70)         64         235
  Corporate and Other                         1,300         125        (273)
                                           $  3,122    $  7,424    $  8,240
ASSETS
  Broker-Dealer                            $ 56,636    $ 47,195    $ 41,734
  Lease Financing                            67,984      66,498      61,550
  Real Estate and Interim Financing           5,045       7,924       7,276
  Corporate and Other                        22,775      20,006      14,263
                                           $152,440    $141,623    $124,823

                                 BROKER-DEALER
B. C. Ziegler and Company ("BCZCO")
      The major portion of BCZCO's business continues to be underwriting and distributing debt securities of hospitals and other health and long-term care providers. All health care and substantially all public finance underwriting functions are consolidated under Ziegler Securities ("ZSD"), an operating division of BCZCO. While these activities are the prime source of BCZCO's income, a significant contribution to earnings results from underwriting profits from underwriting and distributing debt issues for churches, from the sale of lease-backed and GNMA and FNMA certificate-backed bonds, from the sale of various mutual funds which it sponsors, and from the sale of other financial products, including unit investment trusts, deferred annuities, certificates of deposit, insurance and other mutual funds. BCZCO intends to continue all of these underwriting and sales activities.
      Total revenues of BCZCO in 1994 were $25,787,000 as compared with $30,352,000 in 1993. Net income in 1994 was $3,000 as compared with 1993 net income of $2,659,000.
      BCZCO began operations as an insurance agency in 1902 and at the present time maintains direct agency contracts with 26 insurance companies offering diversified lines of coverage, including life, property, casualty and fidelity insurance. It underwrote its first publicly offered security issue in 1913 for a church in West Bend, Wisconsin. Since then, it has concentrated on providing investment banking services to nonprofit corporations, with particular emphasis on health care providers, continuing care retirement communities and churches.
      During 1994, Ziegler Securities managed 18 new issues of tax-exempt and taxable healthcare debt securities totaling $502,895,000. During 1994, Ziegler Securities also managed 34 issues for long-term care retirement facilities totaling $302,275,000. For purposes of comparison, during 1993, Ziegler Securities managed 27 issues of tax-exempt and 2 issues of taxable healthcare debt securities totaling $578,000,000 and $20,000,000, respectively. Ziegler Securities also managed 37 issues for continuing care retirement facilities totaling $418,000,000 in 1993.
      BCZCO underwrote and sold 21 bond issues for various churches, schools and other non-profit institutions, totaling approximately $66,176,000 in 1994 compared to 31 issues totaling approximately $109,712,000 in 1993.
      As of December 31, 1994, BCZCO had 24 retail sales offices located throughout the United States which play a vital role in the distribution of the taxable and tax-exempt issues underwritten by BCZCO. Securities are sold by BCZCO as a broker-dealer to individuals, financial institutions and other dealers. In addition, BCZCO maintains a secondary market for debt securities it has underwritten as an accommodation to its investor clientele.
      BCZCO continues to underwrite and offer a variety of investment products and continues to develop new investment products.
      BCZCO also sponsors and acts as the primary distributor for the Principal Preservation Portfolios, Inc. family of mutual funds, and acts as investment adviser to certain of the individual portfolios offered by Principal Preservation Portfolios, Inc. This open-end diversified investment company offers nine distinct mutual fund portfolios having total net assets over $250,000,000 as of December 31, 1994.
      Ziegler Mortgage Securities, Inc. II ("ZMSI-II"), in its ninth year of operation, issued seven series of "AAA" rated bonds in the total amount of $21,402,000. BCZCO owns a portion of the capital stock of ZMSI-II, and acts as underwriter for the offerings of bonds by it. ZMSI-II bonds are rated "AAA" by Standard & Poor's Corporation and are backed by Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") certificates or by a combination of GNMA and FNMA certificates. The GNMA certificates are fully modified pass-through mortgage certificates backed by a pool of Federal Housing Authority ("FHA") loans or Veterans Administration ("VA") loans, and provide for payment of principal and interest and other proceeds of the mortgage loans to the registered holder of the GNMA certificates. Such payments are guaranteed by GNMA, which guarantee is supported by the full faith and credit of the United States. The FNMA certificates represent interests in pools of loans backed by mortgages on one to four family residences. The mortgage loans may be conventional mortgage loans or mortgage loans insured by the FHA or guaranteed by the VA. Payment of principal and interest and other proceeds from the mortgage loans will be made to the registered holders of the FNMA certificates. FNMA certificates are guaranteed solely by the FNMA and are not backed by the full faith and credit of the United States.
      In 1994, BCZCO underwrote and sold one series of lease-backed bonds for Ziegler Collateralized Securities, Inc. ("ZCSI") in the total amount of $5,000,000. The bonds were collateralized by pools of equipment leases and other debt instruments organized and sold to ZCSI by a sister company, Ziegler Leasing Corporation.
      BCZCO is one of the nation's oldest health care underwriters. BCZCO experiences competition in most potential taxable health care bond underwritings due in part to the fact that debt financing for health care providers can also be accomplished by bank borrowing or by mortgage financing with institutional lenders. Competition in the underwriting of tax-exempt issues is from other major investment bankers and, in certain instances, from commercial banks. This competition for underwriting volume over the past several years has caused a general decline in the level of compensation paid for investment banking services in connection with the healthcare market.
      It is anticipated that significant changes in the manner in which health care is delivered in the United States will occur over the next several years, either because of competitive forces in the marketplace or government mandates. There can be no guarantee of the continuing availability of health care, long-term care and corporate debt issues in adequate volume for BCZCO and other competitive investment bankers and underwriters. The availability of suitable underwritings for BCZCO is related to a variety of factors, among which are the general level of interest rates, the need for replacing or upgrading facilities, the development of new medical technology, changes in government programs and private contracts relating to reimbursement of health care providers, consolidation and integration within the health care industry, and the demographic characteristics of the United States' population.
      BCZCO expanded its services in several areas during 1994, including the addition (i) of personnel to ZSD to provide consulting services to physician groups; (ii) of personnel to ZSD to provide underwriting capability regarding affordable housing; and (iii) of a preferred stock trading division to BCZCO, serving the needs of institutional investors. The number of retail brokers at BCZCO rose to 64, and services offered to retail investors by the brokers are in the course of being expanded, including the introduction of solicited equity trading.
      BCZCO is a broker-dealer registered with the Securities and Exchange Commission and with the security regulatory bodies of 50 states and the District of Columbia. It is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). It is subject to the rules and regulations established and administered by these various regulatory and self-regulatory agencies. Failure to comply with any of these rules and regulations could result in censure, fines, suspension or expulsion. Suspension could be imposed for varying periods of time and could have a materially adverse effect upon BCZCO for at least the period of suspension. Expulsion would effectively preclude it from engaging in the securities business. The various rules and regulations to which it is subject govern such matters as sales methods, recordkeeping requirements, net capital requirements, relationships between brokers and relationships between broker-dealers and the public.
      Under the Securities Act of 1933 and other applicable Federal and state securities laws and regulations, an underwriter is subject to substantial potential liability for material misstatements or omissions in the prospectus used to describe each issue of securities being underwritten and offered to the public.
      Underwriting involves substantial economic risk. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate all or part of its commitment at less than the purchase price.
      The securities industry in general is presently experiencing increased litigation from customers related to compliance with laws and industry rules related to the sales of securities.
      BCZCO includes an independent insurance agency, which is subject to various rules and regulations which are generally imposed at the state level. Ziegler Thrift Trading, Inc. ("ZTT")
      ZTT is a discount brokerage firm organized in the State of Minnesota. ZTT is an order execution specialist for stocks, corporate bonds and options and can execute orders on any exchange and the over-the-counter market. Since ZTT has no research department and no salesmen, ZTT's commission charges are approximately 50% to 70% less than those of regular brokerage firms. The minimum commission charge is $34.50.
      ZTT is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. It is licensed as a broker-dealer in 41 states and the District of Columbia. The company is headquartered in downtown Minneapolis and has three branch offices in St. Paul, Minnesota.
      Since the beginning of 1983, ZTT has provided reduced commission brokerage services to the customers of banks in Minnesota and Wisconsin.
These arrangements offer bank customers the convenience of buying and selling securities through ZTT by authorizing direct transfers of funds to and from their checking accounts to settle their securities transactions. In 1990, ZTT opened a satellite facility in the Eastern Heights Bank, St. Paul, Minnesota, on the home office campus of a major international manufacturing firm. In early 1994, this satellite facility began offering full service brokerage services, under the division name Ziegler Investment Services. In February 1995, the full service office relocated to the new Eastern Heights Bank at 670 McKnight Road North, St. Paul.
      In 1994 ZTT's gross revenues were $3,474,000 and net income was $382,000 compared to net income of $554,000 in 1993 on gross revenues of $4,027,000.
                                LEASE FINANCING
Ziegler Leasing Corporation ("ZLC")
      ZLC concentrates on leasing equipment to the health care industry, but also writes a substantial volume of leases on commercial and industrial equipment. ZLC's portfolio consists primarily of full payout finance leases, leveraged leases and non-cancelable operating leases. A major portion of its net investment in lease transactions is in full payout finance leases wherein most of the usual ownership risks are passed to the lessee, and the lease income represents the excess of the lease contract's receivable (during an initial non-cancelable lease term) plus estimated equipment residual value over the cost of the leased equipment. The income is recognized over the term of the lease. Leveraged leases have essentially the same characteristics as finance leases, except that third parties furnish financing in the form of long-term debt that provides for no recourse against ZLC or the Company. The investment in leveraged leases less the related deferred income taxes represents the net investment in leveraged leases for purposes of computing periodic net income. Income is prorated to the years in which such net investment is positive. Under the operating method of accounting for leases, ZLC retains most of the usual risks and rewards of ownership, and reports as income the monthly lease payments when due and charges income with depreciation on the leased equipment on a straight-line basis over the lease term, and allows for residual value at the end of the term.
      ZLC's gross revenue in 1994 was $10,842,000 as compared with $10,863,000 in 1993. Net income was $764,000 in 1994 as compared with $1,076,000 in 1993.
      At December 31, 1994, ZLC's investment in leases and notes totaled $47,331,000 compared with $48,031,000 at December 31, 1993.
                       REAL ESTATE AND INTERIM FINANCING
Ziegler Financing Corporation ("ZFC")
      ZFC is engaged in the business of making construction and interim loans to selected hospitals, medical groups, long-term care providers and churches. ZFC incurred a net loss in 1994 of $42,000, compared to a net income of $40,000 in 1993. Total revenues were $364,000 in 1994 compared to $375,000 in 1993. At the end of 1994, there were loans, notes and related accrued interest outstanding from unrelated entities totaling approximately $5,258,000, compared to $7,036,000 at the end of 1993. The loan totals include a loan to an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments totaling $6,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full in 1993. The amount due ZFC on this loan as of December 31, 1994 was approximately $4,164,000.
      The results of future operations of ZFC will depend upon the demand for suitable loans at profitable yields. The acquisition of construction and interim loans is highly competitive in that commercial banks, savings and loan associations, mortgage bankers, real estate trusts, and other construction lenders are aggressively seeking high quality loans. In addition to competitive conditions, yields depend to a large extent upon the type of property securing the loans, the term of the loan, the credit of borrowers, the reputation of the builder, the condition of the money market at the time the loan is acquired, and other factors.
      ZFC has obtained substantially all of its funds for investment in construction and interim loans through the sale of short-term notes by the
Company.   These notes have maturities of nine months or less and have a shorter term, in most cases, than the loans made by ZFC. As selected loans in the health and long-term care fields become available, ZFC intends to operate on a leveraged basis, i.e., with substantial amounts of debt in relation to net worth. This policy will be reviewed from time to time on the basis of experience and current factors. In addition, operations on a leveraged basis can result in a decline of earnings or loss because of inability to pay maturing debt obligations without disadvantageous liquidation of loans or new borrowings at higher rates of interest. Inability to pay maturing debt could result from defaults on loans held by ZFC or inability to make short-term borrowings.
Ziegler Asset Management, Inc. ("ZAMI")
      This subsidiary was organized in June of 1991 to provide money management services to individuals and institutional accounts. The equity investment strategy utilized by ZAMI for individual accounts seeks out companies that have demonstrated a superior record of growing their earnings, increasing their dividends and maintaining strong balance sheets. With respect to institutional accounts, ZAMI has utilized sub-advisors to help the clients meet their investment objectives, risk limitations and liquidity requirements. As of December 31, 1994, ZAMI had approximately $523,000,000 of assets under management. ZAMI realized net income of $97,000 in 1994, compared to $156,000 in 1993.
      In 1994, ZAMI added personnel for the purpose of enhancing its ability to render investment advice to fixed income accounts.
Ziegler Collateralized Securities, Inc. ("ZCSI")
      This subsidiary was organized in August of 1991 for the purpose of issuing bonds collateralized by pools of leases and other debt instruments packaged and sold to ZCSI by Ziegler Leasing Corporation. In 1994 one series of bonds was issued by ZCSI totaling $5,000,000. It is anticipated that future series will be offered on a regular basis. In accordance with a written management agreement, management fees paid to Ziegler Leasing Corporation have been limited to the amounts which prevented ZCSI from incurring a loss. As a result, ZCSI had no net income in 1994, 1993 or 1992. First Church Financing Corporation ("FCFC")
      This subsidiary was incorporated on May 3, 1990 for the purpose of issuing mortgage-backed bonds collateralized by a pool of notes secured by first mortgages on church buildings and properties. The notes and mortgages in the pool typically originate from church financings which are too small in principal amount to support a separate public offering of bonds. One series of bonds totaling $4,456,000 was issued by FCFC in 1994.
                              CORPORATE AND OTHER
WRR Environmental Services Co., Inc. ("WRR")
      WRR, formerly named Waste Research and Reclamation Co., Inc., was founded in 1970 and owns and operates a licensed hazardous waste treatment and waste solvent recycling facility located in Eau Claire, Wisconsin. WRR recycles spent industrial solvents for re-use and blends waste solvents for use as alternative energy sources for businesses in EPA permitted liquid injection incinerators and cement kilns. WRR also offers several other services such as processing dry cleaner filters, underground storage tank removal, remediation of polluted industrial sites, and emergency spill response.
      WRR obtains raw materials for its recycling operations directly from the primary users of chemicals and solvents. Virgin chemicals are purchased and blended with certain of WRR's reclaimed blended products, or are sold as new products. WRR is not dependent on a single supplier or a few suppliers for its raw materials.
      WRR is regulated by the United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). On September 30, 1988 WRR obtained a final hazardous waste operating permit from the EPA making it the first fully licensed treatment, storage and disposal facility in the State of Wisconsin.
      In 1983, WRR's Eau Claire facility was placed on the National Priority List of sites regulated by the Superfund Act ("CERCLA") because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. WRR is subject to a DNR consent order for further testing and surface water control related to the contaminants. Although still subject to the consent order and to remedial action under the federal Research, Conservation, and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
      In addition, WRR has disposed of wastes at other sites which have been placed on the National Priority List and at sites which may be added to the List. Under CERCLA any party that disposed of waste at any facility that requires remediation may be held jointly and severally liable for a portion of, or the entire cost of, such remediation. In some cases, EPA will expend funds to remedy a site, and then seek reimbursement from those parties who disposed of wastes at the site. The total reserve of WRR on account of potential liability for remediation of environmentally damaged sites at December 31, 1994 was $633,000. See the section of this filing entitled "Environmental Matters" for additional information.
      WRR's gross margin in 1994 was $4,479,000 as compared to $3,181,000 in 1993. Net income was $529,000 in 1994, compared to $234,000 in 1993.
The Ziegler Companies, Inc. ("ZCO")
      In 1994, ZCO purchased a one third equity interest in Heartland Capital Company L.L.C. ("HCC"), a newly organized Wisconsin limited liability company which is in the business of making construction loans to finance the construction or rehabilitation of affordable housing projects. The total subscription obligation of ZCO is $2,500,000, of which $825,000 was due and paid in 1994. The balance of the subscription obligation will become due in the future as the volume of outstanding loans made by HCC increases to certain predetermined levels. HCC intends to obtain the funds needed to make construction loans from bank credit facilities and the issuance of commercial paper. HCC commenced operations in the fourth quarter of 1994, and no return on the investment had been realized by ZCO as of the year end. The return on this investment of ZCO is dependent upon various factors, including the demand for affordable housing, the ability of HCC to maintain a spread between HCC's cost of funds and the interest rates charged to developers, and the successful management of the risk of default by developers on the loans made by HCC.
                                    GENERAL
      None of the Company's businesses are subject to governmental renegotiation of profits; none are dependent on a single customer or a few customers nor are any of them dependent on a single supplier of raw materials
or a few suppliers of raw materials.   In no case are patents, trademarks,
licenses or franchises important nor are any of the businesses seasonal. None of the businesses engage in significant operations outside the United States.
                             ENVIRONMENTAL MATTERS
      Compliance with Federal, state and local laws and regulations which have been enacted or adopted relating to the protection of the environment have had no material effect upon the capital expenditures, earnings and competitive position of the registrant and its financial services subsidiaries.
      WRR is strictly regulated by the EPA and the DNR. More stringent future regulations enacted by these agencies regarding the control of air and water pollution as well as waste disposal sites could result in increased operating costs and capital expenditures.
      WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of December 31, 1994, WRR had been identified as a potentially responsible party ("PRP") in connection with four sites. For the first site, a reserve of $12,000 was established based on a total, actual assessment. Payment for this site was made in 1994. For the second site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a third site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR should be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, WRR established a reserve of $500,000 to cover its share of the clean-up costs of this third site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a fourth site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this fourth site approximates $200,000.
No reserve has been established on account of this fourth site.
      While WRR is jointly and severally liable on all three remaining sites, management is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $633,124 and $640,000 at December 31, 1994 and 1993, respectively.
                                   EMPLOYEES
      As of March 1, 1995, 446 persons were employed full time and 87 persons were employed part time by the Company and its subsidiaries.
                       EXECUTIVE OFFICERS OF THE COMPANY
      Information regarding the executive officers of the Company, which is not part of the Company's March 3, 1995 Proxy Statement is as follows:

Name                    Age         Office
R. D. Ziegler           68          Chairman of the Board
P. D. Ziegler           45          President and Chief Executive Officer
S. C. O'Meara           45          Senior Vice President and General Counsel
J. C. Wagner            40          Senior Vice President - Retail Sales
L. R. Van Horn          41          Senior Vice President - Finance
V. C. Van Vooren        63          Senior Vice President and Treasurer
J. C. Vredenbregt       41          Assistant Treasurer and Controller
J. R. Schmidt           35          Corporate Secretary

      The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.
      Mr. R. Douglas Ziegler was elected Chairman of the Board of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986. Mr. Ziegler joined the Company on January 1, 1973, became President and Chief Executive Officer on June 15, 1973 and served as Chief Executive Officer until December 31, 1989. Mr. Ziegler has been a Director of B. C. Ziegler and Company, the Company's principal subsidiary, from January 26, 1953 to April 21, 1969, and again became a Director on October 2, 1972. He is presently a Director of Johnson Controls, Inc. and Principal Preservation Portfolios, Inc. Mr. Ziegler is the father of Mr. P. D. Ziegler and uncle of Mr. B. C. Ziegler III.
      Mr. Peter D. Ziegler was elected President of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is the son of R. D. Ziegler, Chairman of the Company and a first cousin of Mr. B. C. Ziegler III, a Director of the Company.
      Mr. S. Charles O'Meara began employment with the Company and B. C. Ziegler and Company as Senior Vice President and General Counsel on January 15, 1993.
      Mr. John C. Wagner was elected Senior Vice President - Retail Sales of the Company and B. C. Ziegler and Company effective November 20, 1989. Prior thereto, Mr. Wagner served as Vice President of B. C. Ziegler and Company from April 18, 1988.
      Mr. Lynn R. Van Horn was elected Senior Vice President - Finance of the Company and B. C. Ziegler and Company on March 19, 1990. He joined B. C. Ziegler and Company as Director of Finance on May 1, 1984 and was elected Vice President - Finance on March 25, 1985.
      Mr. Vernon C. Van Vooren is Treasurer of The Ziegler Companies, Inc. and was elected Senior Vice President of the Company on January 15, 1980. He currently heads the commercial paper department of B. C. Ziegler and Company and serves as President of Ziegler Thrift Trading, Inc.
      Mr. Jeffrey C. Vredenbregt was elected Assistant Treasurer and Controller of the Company and B. C. Ziegler and Company on July 1, 1987. On March 15, 1993, he was elected Vice President of B. C. Ziegler and Company and continues in his capacities of Assistant Treasurer and Controller.
      Ms. Janine R. Schmidt was elected Corporate Secretary of the Company and
B. C. Ziegler and Company on November 24, 1992.
Item 2.     Properties
                  B. C. Ziegler and Company owns an office building located at
            215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries except WRR Environmental Services Co., Inc., Ziegler Thrift Trading, Inc. and the Ziegler Securities Division of B. C. Ziegler and Company.
            This three-story building has approximately 77,000 square feet of space.
                  B. C. Ziegler and Company also owns two buildings located at
            237-239 and 241-243 North Main Street, West Bend, Wisconsin 53095. These buildings contain four residential rental units and four rental units for businesses. The business rental units are currently leased to businesses which are not affiliated with The Ziegler Companies, Inc. or any of its subsidiaries.
                  B. C. Ziegler and Company rents commercial space for its
            various retail brokerage offices under leases with terms that are typically three years or less.
                  Ziegler Securities Division occupies leased premises at One
            South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 112 South West Street, Alexandria, Virginia 22314; and 11925 Wilshire Boulevard, Suite 316, Los Angeles, California 90025.
                  Ziegler Leasing Corporation's midwest regional offices
            occupy leased premises at 7800 Metro Parkway, Suite 300, Bloomington, Minnesota 55425, 16000 Bothell Everett Highway, Suite 100, Mill Creek, Washington 98012 and 11479 South Pine Drive, Suite 22, Parker, Colorado 80134.
                  Ziegler Thrift Trading, Inc. occupies leased premises at 733
            Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402, 336 Robert Street North, Suite 210, St. Paul, Minnesota 55101, Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144 and 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119.
                  All branch offices of B. C. Ziegler and Company, Ziegler
            Securities, Ziegler Leasing Corporation and Ziegler Thrift Trading, Inc. are located in leased premises with varying terms from one to ten years.
                  Ziegler Leasing Corporation and Ziegler Collateralized
            Securities, Inc. had, as of December 31, 1994, investments in leased equipment of $45,553,000 and $10,510,000, respectively.
                  WRR Environmental Services Co., Inc. owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional 19 acres of land in the vicinity of its operating plant.
                  The Company owns one small parcel of partially-improved land in West Bend, Wisconsin, aggregating about 16 acres, which has been held for long-term investment.
                  In 1994, B. C. Ziegler and Company purchased approximately
            40 acres of unimproved land in West Bend, Wisconsin for future use as the site of the Company's home office. The purchase price for the tract was $660,000.
Item 3.     Pending Legal Proceedings
                  Neither the Company nor any of its subsidiaries has any
            material pending legal proceedings other than ordinary routine litigation incidental to the respective businesses, and other than the three pending environmental matters at Eau Claire, Wisconsin, Zionsville, Indiana, and Griffith, Indiana described under the caption "Environmental Matters" above.
Item 4.     Submission of Matters to a Vote of Security Holders
                  No matters were submitted during the fourth quarter of the fiscal year 1994 to a vote of security holders.
                                    PART II
Item 5.     Market for the Company's Common Stock and Related Security Holder
            Matters
                  Information about the range of bid and asked quotations for the Company's common stock on the American Stock Exchange for each quarter during the Company's 1994 and 1993 fiscal years and information about the cash dividends paid on the Company's common stock for each quarter during 1994 and 1993 may be found on page 52 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 6.     Selected Financial Data
                  Information about the Company's operating revenue, net
            income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1990 through 1994 may be found on page 45 of the Company's 1994 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  Information about the Company's changes in financial
            condition and results of operations for the fiscal years 1994, 1993 and 1992 may be found on pages 37 through 44 of the Company's 1994 Annual Report to Shareholders. All of the foregoing information is incorporated herein by reference as if fully set forth herein.
Item 8.     Financial Statements and Supplementary Data
                  The Company's consolidated financial statements containing consolidated balance sheets for the fiscal years 1994 and 1993 may be found on page 16 of the Company's 1994 Annual Report to Shareholders; consolidated statements of income for the fiscal years 1994, 1993 and 1992 and consolidated statements of cash flows for the fiscal years 1994, 1993 and 1992 may be found on pages 17 through 19 of the Company's 1994 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1994, 1993 and 1992 may be found on page 20 of the Company's 1994 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 21 through 36 of the Company's 1994 Annual Report to Shareholders. Such consolidated financial statements and report of Arthur Andersen LLP are incorporated herein by reference, see Exhibit 13 at page 22.
Item 9.     Disagreements with Accountants on Accounting and Financial
            Disclosure
                  There have been no reportable events during the fiscal years
            1994 or 1993.
                                   PART III
Item 10.    Directors and Executive Officers of the Company
                  Information about the Company's directors and those persons nominated to become directors may be found on pages 4, 5 and 6 of the Company's March 3, 1995 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.
                  Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.
Item 11.    Executive Compensation
                  Information required under Item 11 about the compensation
            paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found in the Company's March 3, 1995 Proxy Statement, which information is incorporated by reference herein.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
                  Information concerning principal securities holders and
            securities holdings of management which may be found on pages 2, 3 and 4 of the Company's March 3, 1995 Proxy Statement is incorporated by reference as if fully set forth herein.
Item 13.    Certain Relationship and Related Transactions
                  There have been no transactions since the beginning of
            fiscal year 1994, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest, with the exception of the following transactions:
                  Mr. B. C. Ziegler III, current Director, is a shareholder, director and officer of Z/L Media Corporation, which is the general managing partner of KXRM Partnership, Colorado Springs, Colorado. KXRM has entered into three leases with Ziegler Leasing Corporation, a subsidiary of the Company. Monthly lease payments total $5,562.77.
                                    PART IV
Item 14(a). Document List
      1.    Financial Statements
                  The following financial statements are incorporated herein by reference in Part II, Page 14 at Item 8 above.
            (i)   Consolidated balance sheets - December 31, 1994 and 1993.
            (ii) Consolidated statements of income - years ended December 31, 1994, 1993 and 1992.
            (iii) Consolidated statements of cash flows - years ended December
                  31, 1994, 1993 and 1992.
            (iv) Consolidated statements of stockholders' equity - years ended December 31, 1994, 1993 and 1992.
            (v) Consolidated notes to financial statements - December 31, 1994 and 1993.
            (vi)  Report of Independent Public Accountants.
      2.    Supplementary Data and Financial Statement Schedule
                  The following financial statement schedule in response to
            this Item 14(a) is submitted as a separate section of this report:
            Report of Independent Public Accountants on Supplemental Schedule.
            SCHEDULE II - Valuation and Qualifying Accounts.
            Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-28290, 33-21324, 33-10076, 33-1726 on Form 10-K
            [33-28290]).
      3.    Exhibits Required by Securities and Exchange Commission Regulation
            S-K:
            (3)   a.    Articles of Incorporation of the Company, previously
                        filed as Exhibit C to the Company's Proxy Statement
                        dated March 8, 1993.
                  b.    By-Laws of the Company, previously filed as Exhibit D
                        of the Company's Proxy Statement dated March 8, 1993.
            (4) Instruments Defining the Rights of Security Holders - Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.
            (9) Voting Trust Agreements - Not applicable pursuant to Regulation S-K, Item 601.
            (10)  Material Contracts
                  a.    Form of Indemnification Agreement incorporated by
                        reference to Exhibit A to the Notice of Special
                        Meeting and Proxy Statement on July 11, 1986.
                  b.    Trust Indenture dated as of December 1, 1991 between
                        Ziegler Leasing Corporation and M&I First National
                        Bank as it relates to $10,000,000 principal amount of
                        Five-Year Extendable Notes, Series 1991 incorporated
                        by reference to Exhibit 4.1 to Registration Statement
                        on Form S-1, Commission File No. 33-43082.
                  c.    Trust Indenture dated December 1, 1991 between Ziegler
                        Collateralized Securities, Inc. and M&I First National
                        Bank incorporated by reference to Exhibit 4.1 to
                        Registration Statement on Form S-3, Commission File
                        No. 33-42723; First Supplemental Indenture dated
                        December 1, 1991 incorporated by reference to Exhibit
                        4.1 to current report on Form 8-K dated December 12,
                        1991, Commission File No. 33-42723; Second
                        Supplemental Indenture dated July 1, 1992 incorporated
                        by reference to Exhibit 4.1 to current report on Form
                        8-K dated July 17, 1992, Commission File No. 33-42723;
                        Third Supplemental Indenture dated June 1, 1993; Fifth
                        Supplemental Indenture dated December 1, 1993; and
                        Sixth Supplemental Indenture dated October 1, 1994.
                  d.    Guaranty Agreement between The Ziegler Company, Inc.
                        and M&I First National Bank dated December 1, 1991
                        incorporated by reference to Exhibit 4.4 to the
                        Registration Statement on Form S-3, Commission File
                        No. 33-42723.
                  e.    $10,000,000 Credit Agreement between Ziegler Leasing
                        Corporation and First Wisconsin National Bank of
                        Milwaukee, dated May 15, 1991 incorporated by
                        reference to Item 14(a)3.(10)e of Part IV of the
                        Company's 1993 Form 10-K.
                  f.    $5,000,000 Term Loan Agreement between Ziegler Leasing
                        Corporation and M&I Marshall & Ilsley Bank, dated
                        December 28, 1992 incorporated by reference to Item
                        14(a)3.(10)e of Part IV of the Company's 1992 Form 10-
                        K.
                  g.    Indenture dated March 1, 1993 between First Church
                        Financing Corporation and M&I First National Bank, as
                        Trustee, relating to mortgage-backed bonds Series 1
                        incorporated by reference to Exhibit 4.1 to Form 8-K
                        filed March 25, 1993, Commission File No. 33-35079 and
                        First Supplemental Indenture dated as of March 1, 1993
                        incorporated by reference to Exhibit 4.2 to Form 8-K
                        filed March 25, 1993, Commission File No. 33-35079.
                        Executive Compensation Plan and Arrangements
                  h.    Nonstatutory Stock Option Agreement referred to in
                        portions of the Company's March 4, 1994 Proxy
                        Statement, which information is incorporated by
                        reference in Item 11 of Part III of this Form 10-K.
                  i.    1993 Employees' Stock Incentive Plan incorporated by
                        reference from the March 8, 1993 Proxy Statement.
            (11)  Statement Re Computation of Per Share Earnings.
            (12) Statements Re Computation of Ratios - Not applicable pursuant to Regulation S-K, Item 601.
            (13)  1994 Annual Report to Shareholders.
            (18)  Letter Re Change in Accounting Principles - Not applicable.
            (19)  Previously Unfiled Document - Not applicable.
            (22)  Subsidiaries of the Company.
            (23) Published Report Regarding Matters Submitted to Vote of Security Holders - Not applicable.
            (24)  Consent of Independent Certified Public Accountants.
            (25)  Power of Attorney - Not applicable.
            (27)  Financial Data Schedule
            (28)  Additional Exhibits
                        a)    March 3, 1995 Proxy Statement.
            (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.
Item 14(b). Reports on Form 8-K
                  There were no reports on Form 8-K filed during the year
            ended December 31, 1994.
                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                    THE ZIEGLER COMPANIES, INC.
March 20, 1995                      By:
                                        Janine R. Schmidt, Secretary
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. March 20, 1995
                                    R. Douglas Ziegler
                                    Chairman of the Board, Director
March 20, 1995
                                    Peter D. Ziegler
                                    President and Chief Executive Officer,
                                    Director
March 20, 1995
                                    John C. Frueh, Director
March 20, 1995
                                    John R. Green, Director
March 20, 1995
                                    William R. Holmquist, Director
March 20, 1995
                                    Patrick D. J. Kenny, Director
March 20, 1995
                                    Thomas J. Rolfs, Director
March 20, 1995
                                    Frederick J. Wenzel, Director
March 20, 1995
                                    Bernard C. Ziegler III, Director
March 20, 1995
                                    Lynn R. Van Horn
                                    Senior Vice President - Finance
March 20, 1995
                                    Jeffrey C. Vredenbregt
                                    Assistant Treasurer and Controller
                               INDEX TO EXHIBITS

Exhibit No.:                                                            Page
      3(a).   Articles of Incorporation                                 n/a
      3(b).   By-Laws                                                   n/a
      4.      Instruments Defining the Rights of Security Holders       n/a
      9.      Voting Trust Agreements                                   n/a
      10(a).  Indemnification Agreement                                 n/a
      10(b).  Ziegler Leasing Corporation Trust Indenture               n/a
      10(c).  Ziegler Collateralized Securities, Inc. Trust Indenture   n/a
      10(d).  Guaranty Agreement                                        n/a
      10(e).  Ziegler Leasing Corporation Credit Agreement              n/a
      10(f).  Ziegler Leasing Corporation Term Agreement                n/a
      10(g).  First Church Financing Corporation Indenture              n/a
      10(h).  Nonstatutory Stock Option Agreement                       n/a
      10(i).  1993 Employees' Stock Incentive Plan                      n/a
      11.     Computation of Net Income per Common Share                 21
      12.     Statements Re Computation of Ratios                       n/a
      13.     1994 Annual Report to Shareholders of the Company          22
      18.     Letter Re Change in Accounting Principles                 n/a
      19.     Previously Unfiled Document                               n/a
      22.     Subsidiaries of the Company                                23
      23.     Published Report Regarding Matters Submitted to Vote of
              Security Holders                                          n/a
      24.     Consent of Arthur Andersen LLP, Independent Public
              Accountants                                                24
      25.     Power of Attorney                                         n/a
      27.     Financial Data Schedule                                    25
      28.     Proxy Statement of the Company, March 3, 1995              26
      29.     Information From Reports Furnished to State Insurance
              Regulatory Authorities                                    n/a

                                                                     EXHIBIT 11

                   COMPUTATION OF NET INCOME PER COMMON SHARE
                                               Year Ended December 31
                                           1994          1993         1992
Weighted Average Shares Outstanding
 Before Adjustments                       2,385,920    2,382,957    2,535,418
Incremented Shares Related to
 Restricted Common Stock (1)                  2,666            -            -
Weighted Average Shares Outstanding       2,388,586    2,382,957    2,535,418
Net Income                               $2,005,056   $4,531,024   $5,086,534
Per Share Amount                              $ .84        $1.90        $2.01

(1) Calculation is based on the treasury stock method using average market price.
                                                                     EXHIBIT 13
               1994 ANNUAL REPORT TO SHAREHOLDERS OF THE COMPANY
                                                                     EXHIBIT 22

                          SUBSIDIARIES OF THE COMPANY
                                                            Percentage of
Subsidiaries of the Registrant             Subsidiary    Voting Stock Owned
The Ziegler Companies, Inc.               Incorporated      by Registrant
B. C. Ziegler and Company                   Wisconsin           100%
Ziegler Leasing Corporation                 Wisconsin           100%
Ziegler Financing Corporation               Wisconsin           100%
Ziegler Thrift Trading, Inc.                Minnesota           100%
Ziegler Asset Management, Inc.              Wisconsin           100%
Ziegler Collateralized Securities, Inc.     Wisconsin           100%
First Church Financing Corporation          Wisconsin           100%
WRR Environmental Services Co., Inc.        Wisconsin           100%

The Registrant and all of the above subsidiaries are included in the accompanying consolidated financial statements.
                                                                     EXHIBIT 24
                        CONSENT OF ARTHUR ANDERSEN LLP
                        INDEPENDENT PUBLIC ACCOUNTANTS
      As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of The Ziegler Companies, Inc. of our report dated February 3, 1995, included in the 1994 Annual Report to Shareholders of The Ziegler Companies, Inc.
      We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39543) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc.'s 1989 Employees' Stock Purchase Plan and in the Registration Statement (Form S-8 No. 33-74636) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc. 1993 Employees' Stock Incentive Plan, of our report dated February 3, 1995, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1994.
      We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-42723) of Ziegler Collateralized Securities, Inc. and related Prospectus of our report dated February 3, 1995, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1994.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 24, 1995.
                                                                     EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
                                                                     EXHIBIT 28
                                PROXY STATEMENT
                                 March 3, 1995

                          THE ZIEGLER COMPANIES, INC.
                           SUPPLEMENTAL SCHEDULE TO
                           THE FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1994, 1993 AND 1992
Report of independent public accountants on supplemental schedule
SCHEDULE II             Valuation and Qualifying Accounts
Report of independent public accountants and financial statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-28290, 33-21324, 33-10076, 33-1726 on Form 10-K [33-28290]).
All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements as incorporated by reference or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE
To the Board of Directors of
      The Ziegler Companies, Inc.:
      We have audited in accordance with generally accepted auditing standards, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 29 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 3, 1995.

                                                                                                 SCHEDULE II
                                         THE ZIEGLER COMPANIES, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions      December 31,
Description                 1993            Expense           (Note 3)          (Note 1)           1994
Reserve for loan
 losses (Note 2)          $2,519,931        $335,685          $711,729        $(2,515,726)       $1,051,619
                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions      December 31,
Description                 1992            Expense           (Note 3)          (Note 1)           1993
Reserve for loan
 losses (Note 2)          $2,251,704        $165,746          $536,327        $  (433,846)       $2,519,931
                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions      December 31,
Description                 1991            Expense           (Note 3)          (Note 1)           1992
Reserve for loan
 losses (Note 2)          $2,216,318        $444,344          $ 27,400        $  (436,358)       $2,251,704

NOTES:
(1) These deductions represent charge-offs for the purpose for which the reserve was established.
(2) The reserve is offset against the corresponding assets in the balance sheet.
(3)   The additions represent adjustments to prior charge-offs.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
                                    ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 24, 1995.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1994 AND 1993

                                                      1994          1993
ASSETS
Cash                                             $     87,263  $     40,485
Money market investments, at cost which
  approximates market                                 104,483       441,368
Demand note with The Ziegler Companies, Inc.,
  at cost, which approximates market                  402,205             -
        Total cash and cash equivalents               593,951       481,853
Cash and investments held by trustee, at cost,
  which approximates market                         4,142,583    24,960,609
Accrued interest receivable                           844,075       950,892
Mortgage Certificates, held by trustee (net
  of purchase discount of $3,453,038 and
  $3,752,259, respectively)                       113,401,638   122,749,538
Deferred issuance costs                             3,409,878     3,807,061
        Total assets                             $122,392,125  $152,949,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                         $  3,613,928  $  4,996,449
Mortgage Certificate-Backed Bonds payable         117,018,000   145,809,000
Payable to B. C. Ziegler and Company                  240,197       124,504
        Total liabilities                         120,872,125   150,929,953
Stockholders' Equity:
  Preferred Stock, $.10 par value, non-voting,
    $9.00 non-cumulative dividend,
    $100 redemption price;
      200,000 shares authorized,
      15,000 and 20,000 shares issued and
      outstanding, respectively                     1,500,000     2,000,000
  Common Stock, $1 par value,
    56,000 shares authorized,
    20,000 shares issued and outstanding               20,000        20,000
  Retained earnings                                         -             -
        Total stockholders' equity                  1,520,000     2,020,000
        Total liabilities and
        stockholders' equity                     $122,392,125  $152,949,953

The accompanying notes to financial statements are an integral part of these balance sheets.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                           1994          1993         1992
Revenues:
  Interest income                       $10,129,823  $14,773,591  $17,563,731
  Gain on sale of mortgage
    certificates                          1,014,811    2,237,059      960,618
        Total revenues                   11,144,634   17,010,650   18,524,349
Expenses:
  Interest expense                        9,654,473   14,443,586   16,979,721
  Amortization of deferred
    issuance costs                        1,111,631    2,138,311    1,258,195
  Management fee                            158,801      179,930       52,436
  General and administrative                219,729      248,823      233,997
        Total expenses                   11,144,634   17,010,650   18,524,349
Income before income taxes                        -            -            -
Provision for income taxes                        -            -            -
        Net income                      $         -  $         -  $         -

The accompanying notes to financial statements are an integral part of these statements.

                                    ZIEGLER MORTGAGE SECURITIES, INC. II
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                              Common Stock             Preferred Stock                      Total
                           Number                   Number                                 Stock-
                             of                       of                    Retained      holders'
                           Shares     Amount        Shares       Amount     Earnings       Equity

Balance at
December 31, 1991           20,000    $20,000        24,000    $2,400,000    $     -     $2,420,000
  Issuance of common
    stock                   10,000     10,000             -             -          -         10,000
  Redemption of common
    stock                  (10,000)   (10,000)            -             -          -        (10,000)
  Redemption of
    preferred stock              -          -        (4,000)     (400,000)         -       (400,000)
  Net income                     -          -             -             -          -              -
Balance at
December 31, 1992           20,000     20,000        20,000     2,000,000          -      2,020,000
  Net income                     -          -             -             -          -              -
Balance at
December 31, 1993           20,000     20,000        20,000     2,000,000          -      2,020,000
  Redemption of
    preferred stock              -          -        (5,000)     (500,000)         -       (500,000)
  Net income                     -          -             -             -          -              -
Balance at
December 31, 1994           20,000    $20,000        15,000    $1,500,000    $     -     $1,520,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                          1994          1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $         -  $         -  $         -
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Gain on sale of Mortgage
        Certificates                   (1,014,811)  (2,237,059)    (960,618)
      Discount accretion on
        Mortgage Certificates            (116,878)    (163,050)    (187,191)
      Amortization of deferred
        issuance costs                  1,111,631    2,138,311    1,258,195
      Change in assets and
        liabilities:
          Decrease (Increase) in -
            Funds held by trustee      20,874,119  (16,403,461)   4,124,638
            Accrued interest
              receivable                  119,467      406,615      220,715
            Receivable from B. C.
              Ziegler and Company               -       24,679      (24,679)
          Increase (Decrease) in -
            Payable to B. C. Ziegler
              and Company                 (26,943)     124,504     (105,780)
            Accrued interest payable   (1,430,566)  (1,294,567)    (915,404)
    Net cash provided by (used in)
      operating activities             19,516,019  (17,404,028)   3,409,876
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired through merger             55,249            -            -
  Sale and redemption of Mortgage
    Certificates                       33,126,215   64,362,572   34,157,898
  Purchase of Mortgage Certificates   (20,681,090) (15,208,792)  (9,231,805)
    Net cash provided by investing
      activities:                      12,500,374   49,153,780   24,926,093
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Mortgage Certificate-
    Backed Bonds                       20,749,705   15,134,070    9,288,125
  Principal payments on Mortgage-
    Certificate-Backed Bonds          (52,154,000) (46,495,000) (37,336,000)
  Redemption of preferred stock          (500,000)           -     (400,000)
    Net cash used in financing
      activities                      (31,904,295) (31,360,930) (28,447,875)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    112,098      388,822     (111,906)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                       481,853       93,031      204,937
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                         $   593,951  $   481,853  $    93,031
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Interest paid during the year     $11,085,000  $15,738,000  $17,895,000
    Income taxes paid during
      the year                        $         -  $         -  $         -
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:
    Assets acquired through merger,
      primarily Mortgage Certificates $ 2,096,000  $         -  $         -
    Liabilities assumed through
      merger, primarily Mortgage
      Certificate-Backed Bonds        $ 2,151,000  $         -  $         -

The accompanying notes to financial statements are an integral part of these statements.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993
(1)   Organization -
            Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
            Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate-Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1994, 1993 and 1992 were approximately $112,825,000,
            $132,029,000 and $182,971,000, respectively.
            Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
            Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase. The $402,205 demand note with The Ziegler Companies, Inc. is for funds deposited with The Ziegler Companies, Inc. which have been invested in daily reverse repurchase agreements collateralized by securities guaranteed by the full faith and credit of the United States.
(3)   Mortgage Certificates -
            The Mortgage Certificates consist of GNMA Certificates (comprising 88% of the portfolio as of December 31, 1994) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 12% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government.
            FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
            Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
            Bonds outstanding at December 31, 1994, consist of the following:

                                                                   Outstanding
                                                                    Principal
                                                      Original       Amounts
                              Date of    Stated       Principal        at
        Series      Rate       Bonds    Maturity       Amounts      12/31/94
          10        8.90%     10/1/86    10/1/21   $  8,200,000   $  2,552,000
          15        7.75%      4/1/87     4/1/22      3,522,000      1,594,000
          16        9.00%      5/1/87     1/1/22      4,500,000      2,311,000
          18        9.15%      6/1/87     5/1/22      7,372,000      5,848,000
          19        9.15%      6/1/87     5/1/22      5,750,000      3,836,000
          20        9.00%      7/1/87     6/1/22      5,418,000      3,528,000
          21        9.00%      7/1/87     6/1/22      5,266,000      4,920,000
          22        9.10%      8/1/87    12/1/21      5,650,000      2,472,000
          24        9.20%     10/1/87     2/1/22      5,237,000      5,027,000
          33        9.10%      4/1/88   10/15/21      7,054,000      3,687,000
          34        9.35%      6/1/88    5/15/23      4,163,000      3,347,000
          37        9.10%      7/1/88    5/15/23      3,565,000      1,745,000
          39        9.40%      8/1/88    8/15/23      5,780,000      3,840,000
          40        9.50%      9/1/88    9/15/23      6,800,000      3,951,000
          41        9.30%     10/1/88   10/15/23      4,655,000      4,286,000
          42        9.20%     10/1/88   10/15/23      4,000,000      3,687,000
          45        9.45%      2/1/89    1/15/24      3,950,000      3,853,000
          47        9.75%      5/1/89    2/15/24      3,744,000      3,657,000
          49        8.45%      7/1/89    7/15/22      2,740,000      2,639,000
          52        9.35%      5/1/90    5/15/20      3,000,000        782,000
          55        9.00%      9/1/90    10/1/20      3,244,000        706,000
          60        8.30%      6/1/91    6/15/24      3,326,000      3,254,000
          61        8.00%      9/1/91   11/15/19      3,390,000      1,659,000
          62        7.25%      2/1/92    4/15/22      2,925,000      1,718,000
          63        7.60%      5/1/92    5/15/22      3,400,000      2,005,000
          64        7.40%      6/1/92    6/15/22      3,300,000      1,914,000
          65        7.00%      1/1/93    1/15/28      3,029,000      2,994,000
          66        7.00%      1/1/93    1/15/28      3,000,000      2,971,000
          67        6.40%      3/1/93   12/15/13      3,585,000      3,450,000
          68        6.25%      4/1/93     5/1/23      3,000,000      2,804,000
          69        6.00%      5/1/93     5/1/23      3,022,000      2,643,000
          70        6.00%      3/1/94   11/15/28      3,390,000      3,380,000
          71        7.00%      4/1/94    9/20/23      3,015,000      3,015,000
          72        7.00%      4/1/94   10/15/23      2,897,000      2,882,000
          73        7.00%      4/1/94    4/15/24      3,130,000      3,130,000
          74        7.10%      5/1/94    2/15/24      3,145,000      3,145,000
          75        7.10%      6/1/94    2/15/24      3,290,000      3,290,000
          76        7.35%      9/1/94    9/15/29      2,535,000      2,535,000
                                                    156,989,000    115,057,000
American Mortgage Securities, Inc.
 Mortgage Certificate-Backed Bonds
           5        7.35%      3/1/92     3/1/22      3,000,000      1,961,000
                                                   $159,989,000   $117,018,000

            The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls. The Bonds can be redeemed each month without premium under the following circumstances:
                  The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
                  The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
                  Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
            The market values in the secondary bond market of the Bonds outstanding as of December 31, 1994 and 1993, approximated $111,150,000 and $148,738,000, respectively.
(5)   Related Parties -
            B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
            B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) and will prevent the Company from suffering a loss for each fiscal year.
            As of December 31, 1994 and 1993, the Company owed B. C. Ziegler and Company $97,561 and $124,504, respectively, for accrued management fees. As of December 31, 1994, the Company also owed
            B. C. Ziegler and Company $142,636 which was AMSI indebtedness to
            B. C. Ziegler and Company at the time of the merger discussed below. During 1994, the Company redeemed 5,000 shares of the preferred stock from B. C. Ziegler and Company, the sole owner of the Company's preferred stock, for $500,000.
(6)   Merger -
            Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which is collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1994. The merger produced no effect on the Company's 1994 operations since it was not effective until year end.

                          THE ZIEGLER COMPANIES, INC.
                              1994 ANNUAL REPORT
1994 will be remembered by our industry as a year of difficult financial markets - a year in which outside forces had a great effect on our success. But within the walls of The Ziegler Companies, Inc, our 93rd year of business will be remembered as a year we began to reshape our own future. We invested in new services that are needed by our existing clients - and are a natural extension of our traditional core of financial services.
And in 1994 our people began a metamorphosis, shedding some conventional ideas and looking at our businesses in a new light. Going forward, we aim to become a growing, thriving network linking people and the financial services that help them prosper.

Table of Contents

Financial Highlights                             3
Letter to Shareholders                           4
Summary of Operations                           13
Officers and Directors                          47
Investor Information                            53

Financial Highlights
                                                        For the Year Ended
                                                           December 31,
                                                         1994        1993
Total Revenues                                       $48,474,000 $50,861,000
Income Before Income Taxes                             3,122,000   7,424,000
Net Income                                             2,005,000   4,531,000
Per share
  Net Income                                               $ .84       $1.90
  Dividends Declared                                       $ .72       $1.07
Average Common Shares Outstanding                      2,388,586   2,382,957
Number of Common Shareholders                                590         617

Corporate Creed
We believe in the American free enterprise system. We shall consistently treat our customers, employees, shareholders and community with honesty, dignity, fairness and respect. We will conduct our business with the highest ethical standards.

Letter to Shareholders
1994 strongly challenged your Company. A year ago at this time I wrote that your management would be managing with an eye toward the end of the bull markets that we and most investors had enjoyed for a number of years. The end came quickly and viciously. By any measure, the fixed-income markets of 1994 were a disaster. One has to go back to the 1920's to find a year when the fixed-income markets performed so poorly.
While we have put in place a number of business strategies designed to temper our reliance on the fixed-income markets, 1994 demonstrated to us that we have much to accomplish in this regard. Our single most important objective is to manage the Company for a more consistent bottom line.
The Ziegler Companies, Inc.'s 1994 net income was $2,005,000, down from $4,531,000 in 1993. Earnings per share declined to 84 cents from $1.90 in 1993. Book value per share at year-end 1994 was $20.68.
Cash dividends declared in 1994 were 72 cents per share compared to $1.07 in 1993. Included in 1994's declared dividend was a 20 cent per share extra dividend declared in the fourth quarter. 1994 marked the 43rd consecutive year that cash dividends have been paid on your Company's common shares. Despite 1994's declared dividends declining 35 cents per share from those in 1993, a substantially larger share of 1994's net income was paid out in dividends. This is consistent with the philosophy previously expressed by your management and directors, whereby a high payout of earnings will be made until a more satisfactory return on shareholder equity is achieved. We will continue this philosophy unless the capital is required to operate the business or worthy investment opportunities present themselves, including the buyback of outstanding shares.
B. C. Ziegler and Company
Your flagship subsidiary bore the brunt of the fixed income markets' decline in 1994. B.C. Ziegler and Company (BCZCO) operated at essentially a breakeven level, amplifying its heavy reliance on the fixed-income underwriting markets. All major underwriting businesses of BCZCO registered declines in 1994. BCZCO's general corporate finance division's underwriting volume in 1994 was $94,600,000, down 31% from 1993. With escalating interest rates in 1994, there were fewer refinancing opportunities. This division underwrote 30 issues, with its primary emphasis on the church and school market. We believe we continue to be the nation's largest underwriter of such securities. In 1994 we began offering investment management services to this market. We were quite successful as many of these not-for-profit organizations saw the value added by our fixed-income management services to the investment of their bond issue proceeds, sinking funds and reserve funds. Our challenge going forward is to seek out additional products and services that we can profitably offer this market where we enjoy many fine relationships.
Ziegler Securities Division (ZSD) had to contend with not only a faltering municipal bond market but also the persistent threat of national healthcare reform, which dampened new money issuance. The municipal bond market suffered its largest percentage drop in new issuance in 50 years as volume dropped $130 billion, or 44% from 1993. The healthcare sector of the municipal market saw new issuance drop 54%. With that perspective, ZSD underwrote $595,000,000 of healthcare and long-term care bonds, down from $947,000,000 in 1993. In addition, ZSD currently acts as remarketing agent for $489,000,000 of variable rate demand notes. While long-term care underwriting volume was down in 1994, ZSD continues to be recognized as the national leader in this market segment. The retail distribution division of BCZCO saw gross revenue decline 23% as a result of fewer retail underwritings; higher interest rates which reduced investable dollars from bond calls; and reduced sales of most shelf products, particularly mutual funds. Our mutual fund sales declined from $80,000,000 in 1993 to $54,000,000 in 1994, which is not surprising considering that the average bond and stock mutual fund lost money last year. A telling statistic is that only 25 of the 3,233 fixed income mutual funds had a positive total return in 1994.
During the year, we increased our number of retail investment brokers by five, bringing the total to 64. We recognize that the size of our retail sales force has not kept pace with the industry nor with our general underwriting capacity. As discussed later, we are making significant moves to assist us in our efforts to recruit brokers.
Our family of mutual funds, Principal Preservation Portfolios, ended the year with total assets of $254,000,000, a decline of $19,000,000 from year-end 1993. We experienced net redemptions on the whole, but most particularly in our bond funds, which was an industry-wide phenomenon. Consequently, the profitability of our mutual fund division declined in 1994. Principal Preservation introduced two new funds during 1994: a tax-exempt bond fund that provides double tax-exempt income for Wisconsin residents and a mid-cap equity fund. With a well-rounded family of funds offering vehicles to meet most investment objectives, we will turn our attention to marketing in 1995. BCZCO's independent insurance agency turned in record profitability in 1994. This was the result of two primary factors: substantial new business and a high level of performance-based commission from the insurance companies it represents. During the third quarter, it started a new division called Ziegler Financial Agency. This general agency will distribute financial insurance-based products through an existing network of Wisconsin-based independent insurance agencies.
In December of 1994 we opened a preferred stock sales and trading office of BCZCO in Mequon, Wisconsin. This division is staffed by five professionals who have developed a niche in the institutional and broker/dealer preferred stock marketplace.
Ziegler Asset Management, Inc.
Ziegler Asset Management, Inc. (ZAMI) experienced another year of growth, and ended the year with $523,000,000 in assets under management. However, profits declined in this subsidiary, primarily as a result of the continued investment in human resources to support future growth. In that regard, we opened a ZAMI office in Milwaukee late in the third quarter, staffed by five new employees who offer specialized fixed-income management services. With the infrastructure of ZAMI now well established, our focus going forward is to increase profitability.
Ziegler Leasing Corporation
Ziegler Leasing Corporation (ZLC) net income declined 29% in 1994. This drop was primarily the result of two factors. First, lease income was down in 1994 as a result of the average size of the lease portfolio in 1994 being smaller than in 1993. Second, ZLC's ownership in Ziegler Medical Equipment Group
(ZMEG), a start-up venture begun in the first half of 1994, showed a loss of $143,000. We will monitor the progress of this joint venture closely in 1995. On the positive side, gains on sale of equipment were substantially over budget, verifying our conservative approach to booking residuals. Further, we had success cracking a new, rapidly growing market, the energy management industry. John J. Becker, Chief Executive Officer and founder of ZLC in 1971, will retire in the first quarter of this year. Under John's leadership, ZLC has grown to become a significant force in the healthcare equipment leasing industry, as well as a substantial contributor to your Company's earnings. Mark E. Sedlmeier, President and Chief Operating Officer, has worked with John for the last 12 years and will ably assume the CEO position upon John's retirement.
Ziegler Thrift Trading, Inc.
Ziegler Thrift Trading, Inc. (ZTT) profits were down in 1994, primarily as a result of retail ticket volume dropping 14% from 1993. Also contributing to the decline were the expenses associated with opening a new office. Despite this, 1994 was ZTT's third best year ever. ZTT began emphasizing its mutual fund services in 1994 with encouraging results in the later part of the year. Additional new offices are scheduled to open in early 1995.
Waste Research and Reclamation Co., Inc.
Waste Research and Reclamation Co., Inc. (WR&R) was a bright spot in 1994.
Net income more than doubled on a 12.7% increase in revenues. These results came in the face of extreme margin pressure and a maturing hazardous waste processing industry. WR&R's improved earnings were achieved as the result of new services introduced in the last couple of years, particularly remediation services. As waste minimization by generators continues to depress capacity utilization and margins of the waste processing industry, WR&R will have to continue to exploit new markets and services to grow its profitability. In January of 1995, WR&R changed its name to WRR Environmental Services Co., Inc. to better reflect the changing nature of the services it offers and the markets it serves.
Challenges
I would be remiss if I closed without giving a brief overview of where BCZCO has evolved from, and where we plan to go in the future.
Like many businesses, ours have evolved over the years out of niche markets. Our retail distribution grew rapidly out of the need to sell fixed-income securities which BCZCO underwrote for hospitals, churches and other institutions. In the 1960's we had a dominating presence as an underwriter in these markets. Our retail customers became very loyal to our Company's high quality and attractive yielding fixed income securities. As the healthcare market exploded with growth, subsidized by Federal reimbursement programs, free enterprise worked well; competition in investment banking services came from all angles to capitalize on the growth.
Investment Banking
On the investment banking side, we still excel in these specialized markets. We are recognized as one of the leading investment bankers in financing not-for-profit corporations, including acute care hospitals, clinics, ambulatory care facilities, medical office buildings, retirement centers and other healthcare related entities. In addition, we are the largest underwriter of church securities. However, these markets are maturing with the classical signs of slower growth, greater competition and declining margins. Additionally, in the healthcare market, a revolution is taking place as both consolidation and integration accelerate in the delivery systems. Overlaying all of this is the fact that in the securities industry, more so than in almost any other industry, factors outside of management's control cause major swings in prices, volume and ultimately profitability. This is best evidenced by BCZCO's 1994 performance (or lack thereof) and a securities industry that saw its record profits of 1993 decline 80% in 1994. Volume drops of 40-60% in many sectors of fixed income underwriting were not uncommon for investment bankers in 1994. BCZCO has the highest concentration of its revenue derived from underwriting of any publicly traded regional securities firm.
Our challenge is to offer additional value-added services to these markets where we enjoy such a fine reputation. Our objective is to build new revenue streams that are less volatile and complement our underwriting capabilities. While we have had some success in this arena, our strategies to meet this challenge are discussed following this letter.
Retail Sales
On the retail side of BCZCO, our complexion is changing as well. Our clients, just like those of other firms, are not as loyal. Our investor base is not growing. Competition for the investor's dollar is fierce among all financial intermediaries and product proliferation continues unabated (although many times to the detriment of the investing public). The evolution of our retail distribution system has not changed as quickly as the marketplace. Still over half of our retail gross revenues continue to be derived from BCZCO underwritten bonds. This is great when markets are strong and margins wide -- not so great when volume falls and margins narrow, as they did in 1994.
We have to change the way we do business to not only avoid the extreme cyclical swings in our business, but increase the return on equity of shareholders throughout the cycle. If we don't accomplish this goal, shareholders will choose to invest their money elsewhere, and will be justified in doing so.
These issues are not new to your management. They are being addressed with all the energy we possess. I have communicated with all of your Company's employees about the need for change. We are communicating with and involving all employees in this process -- not on a one-time basis, but on a continuing basis.
Following this letter is a section which identifies our major challenges and maps out the strategies to meet those challenges. Of major importance and worth noting here, is that in mid-1995, BCZCO investment brokers will be allowed to solicit equity trades for the first time in our corporate history. This step is being taken in response to the needs and desires of our clients. An Investment In Our Future
As mentioned in previous reports, we continue to invest in your most important asset -- human capital. This investment cut into profitability in 1994 and will again in 1995. These are long-term investments which should produce handsome returns. Given the changes we have initiated, as well as the market conditions we are experiencing, employees and shareholders will have to take a long-term outlook to realize these returns.
All of us at The Ziegler Companies, Inc. want to give special recognition to Vernell D. Krueger, who retired from BCZCO in February of 1995 after 42 years of service. Vernell was Vice President-Operations and was responsible for day-to-day service to our customers and investment brokers. Vernell has been a model of integrity, work ethic and fairness, traits for which BCZCO is recognized.
In April of 1994 John R. Green, a partner with Green Manning & Bunch, a merchant banking firm in Denver, was elected to your Board of Directors. Jack brings with him experience in the brokerage and investment banking industry. We look forward to years of counsel from Jack.
In 1995, Thomas J. Rolfs will retire from the Board of Directors under the Company's mandatory retirement age. Tom has served diligently and with great insight as a director of your Company since 1977. During his tenure, he has always been mindful of what was right for the shareholders and at the same time being supportive of management and the employees of The Ziegler Companies. We will miss his wisdom and counsel.
In summary, 1994 was a humbling year. But in the tough years, as well as the good years, you as shareholders can be proud of how your Company transacted business -- with integrity, pride, and the value of putting clients' and shareholders' interests ahead of our own.
It is in the years such as 1994 when the value of hardworking and loyal associates, trust of our clients, counsel of your directors, and patience of the shareholders is most appreciated. We are truly grateful.
                          Sincerely,
                          Peter D. Ziegler
                          President & CEO
                  Challenges Facing B. C. Ziegler and Company
                                      and
                       Strategies To Meet Our Challenges
There are several important challenges facing B.C. Ziegler and Company, the primary subsidiary of The Ziegler Companies, Inc. The two major facets of B.
C. Ziegler and Company's business are investment banking and retail brokerage services. Here is an overview of the challenges each faces and the strategies we are following to address them.
INVESTMENT BANKING
Challenge
Provide a more predictable revenue stream by bringing new "value added" products and services to our healthcare clients. A radically changing healthcare environment will require cutting-edge expertise.
Strategies
Ziegler Securities Division will be adding new investment banking skills to meet the needs of our clients. Special emphasis will be on corporate finance applications, including strategic consulting in creating integrated delivery systems; equity funding capabilities; and broader distribution of taxable debt products.
A major focus will be organizing and financing medical group practices. Ziegler Healthcare Affiliates was formed in 1994 to meet the planning and financing objectives of these emerging organizations.
In 1995, merchant banking activities will complement and broaden our more traditional investment banking capability. Critical focus areas are non-recourse off-balance sheet ownership and financing structures of outpatient facilities, including medical office buildings.
In 1994, ZSD formed a "Special Products Group" to bring additional expertise in asset and liability management to our healthcare clients. This is a growing but complex area that further complements the financial strategies and products our bankers can offer.
Continuous development of new and innovative investment products, including GICs, derivatives and other investment products, is being structured and utilized to manage risk and enhance returns for our healthcare clients. In 1995, we expect to add staff to this area and further broaden its scope. Challenge
Address the specific needs of the long-term care industry, which is a rapidly growing and changing industry. As we witness more intense competition in this specialized market, we must respond with strategies that will enable us to maintain our position as the preeminent investment banking firm offering products and services to this market.
Strategies
We will continue to explore ways to benefit from Ziegler Securities Division's relationship with the American Association of Homes and Services for the Aging (AAHSA). This relationship will enable the firm to remain at the forefront of financing continuing-care retirement-center facilities, nursing homes and independent assisted-living facilities.
In 1994, ZSD established a "housing" practice to complement our existing long-term care finance capabilities. Low and moderate income housing, assisted-living and government-subsidized nursing home programs will be the principal focus of this effort. The FHA mortgage license of Ziegler Financing Corporation has been reactivated to take advantage of new rules expanding the availability of this type of financing for both for-profit and non-profit providers.
Ziegler Securities Division will further broaden our geographic coverage of long-term care providers through our new office in Washington, D.C.
Challenge
Address the increased competition for church financing from not only other bond underwriters, but also from banks. Banks have moved into this area to diversify their loan portfolios.
Strategies
In 1994 we began to focus on schools in marketing our financing capabilities; we are expanding our approach in 1995 to include Christian colleges.
We have established contacts with professionals that specialize in churches and other nonprofit corporations, such as accountants, lawyers, architects and mortgage bankers. This valuable source of financing leads will be further expanded.
Challenge
Fulfill, through new products and services, the nonfinancing needs of our church clients.
Strategies
In the past year we provided investment advisory services to enhance the return that churches and schools received on their sinking funds and unused construction funds. We will expand this capability to include pension funds for our larger church clients.
For churches and schools with needs such as portable classrooms, we will offer leasing services to provide greater financing flexibility to these clients. RETAIL BROKERAGE
Challenge
Increase a client base that is aging, becoming less loyal and seeking greater product diversification in a fast-changing and highly competitive marketplace. Strategies
During 1994 significant attention was given to restructuring our retail sales division. A new retail sales management team has been created to lead initiatives identified in a marketing audit of the division which was completed in 1994. The team is now focusing on initiatives of which increasing the client base is a priority.
The effort to expand the client base has two facets -- reaching clients who are inactive and adding new buying households to the client base.
Reactivating clients who aren't currently active with the company is being approached with new vigor. To provide guidance and direction in the planning process, a marketing director position was added. A training and recruitment director position has also been filled.
Product and services development is fundamental to the approach of reaching less-active clients as well as introducing our investment services to new clients. Adding stock trading services in 1995 is a key to repositioning the division as a provider of the breadth of investment services clients demand today.
Stocks, as a product group, are a means of addressing the aging of our clientele. The appeal of stocks as a growth vehicle to younger investors is important in the expansion of the client base. Stocks provide a pivotal means to reach the preretirement market. A conservative philosophy of high quality, independent research and service will be an underpinning to our approach to the equity markets.
We are increasing the number of retail investment brokers to expand the division's reach to prospective clients as well as existing clients. A fundamental building block to expand the ability to distribute our products and to continue improving services is the addition of investment brokers. Challenge
Break the cyclical swings in revenue generation.
Strategies
The impact of market forces on the fixed-income products distributed by our retail sales division dominates its ability to generate revenues. The volatility caused by the extreme cyclical swings is being attacked through a focus on client needs, product diversification and a wider distribution capability. A movement toward providing portfolio service rather than a transaction orientation is underway. Adding independent research and common stock services in 1995 will be a critical step in fulfilling individual portfolio development.
New client-driven services, such as a redesigned "client friendly" monthly statement, will be implemented during the course of 1995. A pilot program placing personal computers in branch offices has been completed. This program is designed to move technology closer to the clients to serve them better. Increased information services for a range of investment needs will be at the fingertips of brokers when they need to assist clients.
The retail sales division is repositioning itself as a provider of integrated investment services. Changing perception can be a difficult task, but it's the mission of our marketing efforts to bring a new awareness of the retail sales division as not only a quality brokerage of bonds and fixed-income products, but as a high-quality provider of integrated investment services. This re-education of clients demands a long-term investment of time and resources. Within the marketing area, product managers and marketing communications staff have been added to strengthen our abilities in marketing. It's their task to bring the message of the changes to our clients and prospective clients. Improved product planning is a critical element. Continuous input from front-line sources, idea exchanges and new communication efforts are in place to move product planning into action. The division is moving toward a relationship approach with clients to become client driven and to assist our clients in creating wealth.

Consolidated Financial Statements
Table of Contents
Consolidated Balance Sheets                                 16
Consolidated Statements of Income                           17
Consolidated Statements of Cash Flows                       18
Consolidated Statements of Stockholders' Equity             20
Notes to Consolidated Financial Statements                  21
Auditors' Report                                            36
Management's Discussion and Analysis                        37

1994 Summary of Operations
A holding company with eight principal subsidiaries, The Ziegler Companies, Inc., ("ZCO") provides a wide range of financial services for businesses, institutions and individuals. B. C. Ziegler and Company ("BCZCO"), Ziegler Leasing Corporation ("ZLC"), Ziegler Financing Corporation ("ZFC"), Ziegler Thrift Trading, Inc. ("ZTT"), Ziegler Asset Management, Inc. ("ZAMI"), Ziegler Collateralized Securities, Inc. ("ZCSI"), and First Church Financing Corporation ("FCFC") are financial services companies; WRR Environmental Services Co., Inc. ("WRR" and formerly Waste Research and Reclamation Co., Inc.) recycles, reclaims and disposes of industrial chemicals and solvents and provides pollution abatement services.
ZCO acquired a 33% interest in Heartland Capital Company, LLC ("HCC"), a start-up company organized to provide construction loans to low-income housing developments. HCC commenced operations in November 1994.
Operational results for ZCO and its subsidiaries are as follows:
B. C. Ziegler and Company including Ziegler Securities: BCZCO is one of the nation's leading investment banking firms specializing in underwriting and marketing tax-exempt and taxable debt securities for hospitals, clinics, medical office buildings and other healthcare related entities and churches. In addition, BCZCO is the leading underwriter for long-term care facilities. Ziegler Securities, headquartered in Chicago, is a major operating division of BCZCO and is responsible for all healthcare, long-term care and municipal finance activities of BCZCO.
In addition to traditional underwriting services offered to its clients, Ziegler Securities also provides financial advisory and consulting services to healthcare clients through its new Ziegler Healthcare Affiliates division. Other financial services offered through Ziegler Securities include asset and liability management, special products for capital restructurings and interest rate management strategies.
During 1994, Ziegler Securities managed 18 new issues of tax-exempt and taxable healthcare debt securities totaling $502,895,000. During 1994, Ziegler Securities also managed 34 issues for long-term care retirement facilities totaling $302,275,000.
The underwriting volume of the corporate finance group of BCZCO did not keep pace with the record year of 1993. This group, which performs underwriting in connection with offerings of taxable bonds for non-profit institutions, brought 21 bond issues to market in 1994 on behalf of churches, private schools and other non-profit institutions. The offerings had a total principal amount of $66,176,000. Included in the 21 issues was the second offering by FCFC of $4,456,000 of bonds, collateralized by a pool of smaller church mortgage financings.
Principal Preservation Portfolios, Inc., a family of mutual funds sponsored by
B. C. Ziegler and Company, had assets reduced to approximately $250,000,000 due to falling values in its bond funds, as well as moderate redemptions. The fund family established two new portfolios, the Wisconsin Tax-Exempt Portfolio on June 13, 1994, and the Select Value Portfolio on August 23, 1994. The assets of each of these portfolios were approximately $8,100,000 and $2,000,000, respectively, on December 31, 1994.
BCZCO has also owned and operated a general independent insurance agency since its founding in 1902; offices are located in West Bend and Milwaukee, Wisconsin. The agency maintains direct agency contracts with 26 insurance companies. Diversified coverages including, but not limited to, life, health, property, casualty and fidelity insurance are available for personal and business insurance customer needs. In September 1994, the agency started Ziegler Financial Agency, a general insurance agency which will distribute financial insurance-based products through BCZCO and an existing network of Wisconsin-based independent insurance agencies.
In 1994, total BCZCO revenues were $25,787,000, compared to $30,352,000 in 1993, a 15% decrease. An industry-wide downturn in underwriting volume caused by higher interest rates and the threat of national healthcare reform was the major cause of the revenue decrease. Total expenses were $25,899,000 in 1994, compared to $26,076,000 in 1993, a 1% decrease. The resulting net income was $3,000 in 1994, compared to $2,659,000 in 1993.
Ziegler Leasing Corporation: ZLC leases diagnostic, laboratory and operating equipment to hospitals, clinics and other healthcare providers, and it leases a variety of commercial equipment to financial institutions, insurance companies and manufacturing concerns. ZLC also offers other financing alternatives, including non-recourse notes and purchase money security notes in addition to its leasing alternatives. ZLC's total revenues were $10,842,000 in 1994, compared to $10,863,000 in 1993. Net income was $764,000 in 1994 compared to $1,076,000 in 1993. Start-up losses from its ZMEG subsidiary were the primary cause of the decline. One hundred fifteen (115) leases or notes involving equipment costing $26,063,000 were activated in 1994.
Ziegler Thrift Trading, Inc.: Headquartered in Minneapolis, this subsidiary is Minnesota's oldest discount brokerage firm. ZTT maintains two branch offices in St. Paul, one of which is located in a branch bank of a major financial institution.
Reduced trading activity by the investing public resulted in reduced profits in 1994. Net income was $382,000 compared to a record $554,000 in 1993. Investors use ZTT to trade equities, bonds and options, while saving 50% to 70% of commissions charged by full-service brokerage firms.
Dividend Z Plus, a commission-free dividend reinvestment program which was introduced last year, has been very successful and well-received by ZTT customers. Two new money market funds and other new services are planned for 1995.
Ziegler Asset Management, Inc.: ZAMI is the investment adviser or money manager entity in the family of companies. Entering the industry in mid-1991, ZAMI has shown rapid growth: from $48,000,000 in assets under management in 1991 to $523,000,000 in assets under management at the end of 1994. Growth continues in two primary areas: equity and balanced portfolios, using a quality growth strategy for individuals, foundations, endowments and 401(k)s; and fixed-income management provided by our newly assembled fixed-income management team, primarily for the benefit of healthcare clients. ZAMI is expected to be a steady and profitable company when its account base and operations stabilize after its early period of rapid growth.
WRR Environmental Services Co., Inc.: ZCO's only non-financial related business operates a recycling and treatment facility in Eau Claire, Wisconsin. At WRR, waste chemicals and spent solvents are converted into recycled products which may again be used by industrial concerns. In addition to hazardous waste management, WRR also offers parts washer service through its AIS Division, and emergency response spill cleanup service, field service for lab packs, and off-site remediation cleanup service through its RESCO and Field Service divisions. Net income increased from $234,000 to $529,000 in 1994, primarily because of a large remediation project that WRR was awarded in the fall of 1993 and completed during the fourth quarter of 1994.
Ziegler Financing Corporation: The subsidiary's policy of limited interim lending activities continued in 1994. Total revenues were $364,000, compared to $375,000 in 1993.

Consolidated Balance Sheets
                                                     As of December 31,
                                                     1994          1993
ASSETS
Cash                                            $  5,185,343  $  3,630,205
Short-term investments                            19,027,837    12,980,096
Bonds due and called as of January 1,
 1995 and 1994, respectively                       1,285,301     2,873,799
    Total cash and cash equivalents               25,498,481    19,484,100
Securities inventory                              22,803,084    17,879,861
Accounts receivable -
  Securities sales                                 5,253,705     7,139,801
  Other                                            3,293,159     4,687,625
Investment in and receivables from affiliates      2,578,926     2,400,036
Investment in leases                              56,062,738    57,641,414
Notes receivable                                  21,029,012    15,855,355
Land, buildings and equipment, at cost, net
  of accumulated depreciation of $13,519,851
  and $12,707,780, respectively                    6,813,086     5,913,759
Other assets                                       9,108,016    10,621,104
      Total assets                              $152,440,207  $141,623,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term notes payable                        $ 19,728,501  $ 19,322,467
Payable to customers                               5,876,231     2,718,600
Payable to broker-dealers                          1,217,984       196,766
Accounts payable                                   2,738,966     2,762,587
Dividends payable                                    804,026     1,620,717
Accrued income taxes payable                               -       807,436
Deferred income taxes                              5,322,679     4,878,623
Notes payable to banks                            26,900,354    24,735,781
Bonds payable                                     31,605,241    27,128,244
Other liabilities and deferred items               7,866,203     7,499,979
      Total liabilities                          102,060,185    91,671,200
Commitments
Stockholders' equity -
  Common stock, $1 par, 7,500,000 shares
    authorized, 3,544,030 shares issued            3,544,030     3,544,030
  Additional paid-in capital                       6,030,565     5,882,390
  Retained earnings                               58,734,576    58,483,066
  Treasury stock, at cost, 1,107,587 and
    1,160,622 shares, respectively               (17,196,800)  (17,957,631)
  Unearned compensation                             (732,349)            -
      Total stockholders' equity                  50,380,022    49,951,855
      Total liabilities and
        stockholders' equity                    $152,440,207  $141,623,055

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income
                                                For the Years Ended
                                                   December 31,
                                           1994         1993         1992
Revenues:
  Investment banking and commission
    income                             $23,702,142  $29,819,544  $28,790,131
  Interest and dividends                 4,210,107    2,228,984    2,215,307
  Lease income                          10,253,033   10,390,587   10,489,769
  Gross profit on chemical products
    (42%, 34% and 28% of net sales,
    respectively)                        4,479,250    3,180,506    1,888,608
  Insurance agency                         985,320      830,075      904,911
  Other                                  4,844,073    4,411,760    4,017,342
                                        48,473,925   50,861,456   48,306,068
Expenses:
  Employee compensation and benefits    18,651,203   19,532,839   17,737,450
  Commissions and clearing fees            728,472      775,743      753,459
  Communications                         2,510,738    2,461,531    2,360,897
  Occupancy and equipment                8,573,225    7,974,217    7,835,414
  Promotional                            2,234,606    2,274,578    2,224,073
  Professional and regulatory            1,121,473      953,826      614,290
  Trucking                                 856,169      826,866      738,262
  Interest                               5,261,397    4,419,711    4,520,591
  Other operating expenses               5,414,286    4,217,921    3,282,098
                                        45,351,569   43,437,232   40,066,534
      Income before income taxes         3,122,356    7,424,224    8,239,534
Provision for income taxes               1,117,300    2,893,200    3,153,000
      Net income                       $ 2,005,056  $ 4,531,024  $ 5,086,534
Net income per share of common stock       $ .84        $1.90        $2.01
Weighted average number of common
  shares outstanding                     2,388,586    2,382,957    2,535,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
                                               For the Years Ended
                                                  December 31,
                                          1994        1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $ 2,005,056 $ 4,531,024 $ 5,086,534
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization     6,647,086   6,078,718   5,827,419
      Provision for losses                269,550     164,696     694,971
      (Gain) loss on sale of equipment    (18,397)    (62,641)     23,805
      Gain on sale of leased equipment   (841,819)   (869,990) (1,726,568)
      Unrealized loss (gain) on
        securities inventory              206,643     152,000    (336,559)
      Compensation expense related
        to restricted stock grants        115,964           -           -
      Deferred income taxes               444,056     498,333     438,317
      Change in assets and liabilities:
        Decrease (Increase) in -
          Accounts receivable -
            security sales              1,886,096  (1,422,693) (1,116,349)
          Accounts receivable - other    (840,451) (1,619,156) (1,178,840)
          Securities inventory         (5,129,866) (2,447,151) (1,501,480)
          Other assets                  2,385,153  (2,222,277)  1,407,511
        Increase (Decrease) in -
          Payable to customers and
            broker-dealers              4,178,849      66,079     822,974
          Accounts payable net of
           leased equipment
           purchases                      383,695   1,232,337  (3,080,092)
          Income taxes payable           (807,436)    276,756      89,458
          Other liabilities             5,287,303   3,337,206   6,050,075
          Net cash provided by
            operating activities       16,171,482   7,693,241  11,501,176
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from -
    Decrease in investment in
      affiliate                           505,000           -     400,000
    Proceeds received on sale of
      equipment                            21,376      90,328      14,678
    Principal payments received under
      leases                           14,591,072  14,064,246  13,394,038
    Proceeds from sale of leased
      equipment                         4,009,902   3,999,554   5,823,552
    Payments received on notes
      receivables                       7,541,691  10,147,894   6,236,123
  Payments for -
    Investment in and loans to
      affiliates                         (890,379)    (25,025)   (216,271)
    Purchase of assets to be leased   (15,510,850)(16,730,744)(26,600,536)
    Issuance of new notes receivable  (21,015,487)(25,667,177)(14,415,352)
    Capital expenditures               (1,977,440) (2,873,316) (1,529,642)
            Net cash used in
              investing activities    (12,725,115) (16,994,240) (16,893,410)
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from -
    Issuance of short-term
      notes payable                 103,861,000   92,974,000   72,292,000
    Issuance of notes payable
      to banks                          851,910      610,014      669,529
    Issuance of nonrecourse debt      4,421,988      515,941    7,620,877
    Exercise of employee stock
      options                            64,093      100,169      559,429
    Issuance of bonds payable         9,152,760   11,426,000    4,600,000
    Other                                30,000            -            -
  Payments for -
    Principal payments of
      short-term notes payable     (103,363,000) (91,348,000) (66,300,000)
    Principal payments of notes
      payable
      to banks                       (3,552,142)  (1,421,185)  (6,496,258)
    Principal payments of
      nonrecourse debt               (1,342,958)  (1,666,847)  (1,742,287)
    Repayments of bonds payable      (4,982,000)  (1,929,000)    (730,000)
    Purchase of treasury stock           (3,400)     (20,000)  (4,500,000)
    Cash dividends paid              (2,570,237)  (2,308,566)  (2,262,236)
        Net cash provided by
          financing activities        2,568,014    6,932,526    3,711,054
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                6,014,381   (2,368,473)  (1,681,180)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                  19,484,100   21,852,573   23,533,753
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                      $ 25,498,481 $ 19,484,100 $ 21,852,573
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Interest paid during the year  $  5,040,525 $  4,417,000 $  4,439,000
    Income taxes paid during
      the year                     $  1,410,439 $  2,097,000 $  2,753,000
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:
    Conversion of notes receivable
      to leased equipment          $  8,202,635 $  4,916,710 $  4,144,666
    Granting of restricted stock
      from treasury stock          $    848,313  $         -  $         -

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended                       Additional                           Unearned
December 31, 1994,             Common       Paid-In     Retained    Treasury   Compensa-
1993 and 1992                   Stock       Capital     Earnings      Stock      tion          Total
BALANCE, December 31, 1991  $ 3,544,030  $ 5,806,578 $53,792,484 $(14,021,418)$        -  $49,121,674
  Net income                          -            -   5,086,534            -          -    5,086,534
  Dividends declared
    ($0.97 per share)                 -            -  (2,376,808)           -          -   (2,376,808)
  Proceeds from exercise
    of stock options                  -       60,085           -      499,345          -      559,430
  Cost of treasury
    stock purchased
    (300,000 shares)                  -            -           -   (4,500,000)         -   (4,500,000)
BALANCE, December 31, 1992    3,544,030    5,866,663  56,502,210  (18,022,073)         -   47,890,830
  Net income                          -            -   4,531,024            -          -    4,531,024
  Dividends declared
    ($1.07 per share)                 -            -  (2,550,168)           -          -   (2,550,168)
  Proceeds from exercise
    of stock options                  -       15,727           -       84,442          -      100,169
  Cost of treasury
    stock purchased
    (1,200 shares)                    -            -           -      (20,000)         -      (20,000)
BALANCE, December 31, 1993    3,544,030    5,882,390  58,483,066  (17,957,631)         -   49,951,855
  Net income                          -            -   2,005,056            -          -    2,005,056
  Dividends declared
    ($0.72 per share)                 -            -  (1,753,546)           -          -   (1,753,546)
  Proceeds from exercise
    of stock options                  -       (6,335)          -       70,428          -       64,093
  Cost of treasury
    stock purchased
    (200 shares)                      -            -           -       (3,400)         -       (3,400)
  Restricted stock grants             -      154,510           -      693,803   (848,313)           -
  Amortization of unearned
    compensation                      -            -           -            -    115,964      115,964
BALANCE, December 31, 1994  $ 3,544,030  $ 6,030,565 $58,734,576 $(17,196,800) $(732,349) $50,380,022

Notes to Consolidated Financial Statements
(1)   Summary of Significant Accounting Policies -
      Principles of consolidation -
      The consolidated financial statements of The Ziegler Companies, Inc. and subsidiaries (the "Company") include the accounts of The Ziegler Companies, Inc. and its wholly-owned subsidiaries, B. C. Ziegler and Company ("BCZ"), Ziegler Thrift Trading, Inc. ("ZTT"), Ziegler Financing Corporation ("ZFC"), Ziegler Leasing Corporation ("ZLC"), Ziegler Asset Management, Inc. ("ZAMI"), Ziegler Collateralized Securities, Inc. ("ZCSI"), WRR Environmental Services Co., Inc. ("WRR") and First Church Financing Corporation ("FCFC"). All significant intercompany balances and transactions have been eliminated in consolidation.
      ZLC has a 60% interest in Ziegler Medical Equipment Group ("ZMEG"), a consolidated entity.
      The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II ("ZMSI II"), an unconsolidated entity accounted for by the equity method.
      The Company had a 50% interest in American Mortgage Securities, Inc. ("AMSI"), an unconsolidated entity accounted for by the equity method. AMSI was merged with and into ZMSI II during 1994.
      The Company acquired a 33% interest in Heartland Capital Company, LLC ("HCC"), a start-up company organized to provide construction loans to low income housing developments. HCC did not have a significant impact on the consolidated financial statements because it commenced operations in November, 1994. HCC is an unconsolidated entity accounted for by the equity method.
      Securities -
      Security transactions are recorded on a settlement date basis which is not materially different from a trade date basis. Investment banking revenue is recorded net of directly related expenses.
      Short-term investments consist of commercial paper, variable rate demand notes, money market investments, equities and U. S. Government and U. S. Government agency securities purchased under agreements to resell. Securities purchased under agreements to resell, and securities sold under agreements to repurchase, are treated as financing transactions and are carried at the amounts at which the securities will be subsequently resold or repurchased as specified in the respective agreements. Other short-term investments are carried at approximate market. The reported value of the securities inventory is carried at approximate market.
      At December 31, 1993, there were unrealized gains totaling approximately $173,000 on short-term investments and securities inventory. At December 31, 1994, the market value of the short-term investments and the securities inventory was not materially different from cost.
      Lease contracts -
      ZLC leases various types of equipment to hospitals and other organizations. The terms of these contracts generally range from one to seven years. Depending on the lease terms, they are classified as operating, financing or leveraged leases in accordance with Statement of Financial Accounting Standards No. 13. Generally, third parties finance approximately 75% to 90% of the leveraged leases in the form of long-term debt that provides no recourse against ZLC and is secured by a first lien on the property.
      Initial direct costs -
      Initial direct costs are those costs incurred by the Company that are directly associated with negotiating and consummating completed leasing transactions. For operating and financing leases, the Company defers and amortizes initial direct costs over the lease term as an adjustment to the yield. The unamortized initial direct costs are reported as part of the investment in leases on the balance sheets.
      Depreciation -
      Depreciation is computed on buildings and equipment on a straight-line basis. The buildings are depreciated over 20 to 40 years and equipment over three to 10 years. Equipment under operating leases is depreciated over the terms of the respective leases.
      Income taxes -
      The provision for income taxes is the estimated amount of income taxes payable, both currently and in the future, on consolidated pretax earnings for the year at current Federal and state tax rates. Deferred income taxes have been provided for those transactions, primarily investment in lease transactions, which are accounted for in different periods for financial reporting purposes than for income tax purposes. The Company adopted Financial Accounting Standard, No. 109, Accounting for Income Taxes in 1993. The cumulative effect of the change in accounting, determined as of January 1, 1993, was not material on the Company's financial position or the results of operations for the year ended December 31, 1993, nor did the change have a material effect on net income for the year ended December 31, 1993.
      Net Income Per Share of Common Stock -
      Net income per share of common stock is calculated based on the weighted average number of common shares outstanding, including restricted common stock using the treasury stock method.
      Cash Equivalents -
      Cash equivalents are defined as short-term investments maturing within three months of the date of purchase.
(2)   Securities Inventory -
      Securities inventory at December 31, 1994 and 1993, consisted of the following:

                                                       1994         1993
      Municipal bond issues                       $11,344,996  $ 7,663,923
      Corporate bond issues                           189,345      960,326
      Institutional bond issues                     4,826,932      239,722
      U. S. Government securities                   4,157,527    6,696,163
      Preferred stock                                 519,001            -
      Other                                         1,765,283    2,319,727
                                                  $22,803,084  $17,879,861

      Municipal bond issues consist primarily of revenue bonds issued by state and local governmental authorities related to healthcare facilities. Corporate bond issues consist primarily of bonds issued by for-profit corporations. Institutional bond issues consist primarily of bonds issued by not-for-profit hospitals, geriatric care facilities and churches.
(3)   Investment in Leases -
      Approximately 75% of the Company's investment in leases is concentrated in the healthcare industry. Investment in leases consisted of the following:

                                                         December 31,
                                                      1994         1993
      Financing leases -
        Lease contracts receivable                $38,632,162  $40,042,232
        Estimated residual value                    4,104,599    4,046,525
        Deferred initial direct costs                 634,902      590,425
        Less -
          Unearned income                          (6,620,784)  (7,060,044)
          Allowance for losses                       (587,132)    (586,291)
              Investment in financing leases       36,163,747   37,032,847
      Leveraged leases -
        Lease contracts receivable (net of
          principal and interest on the
          nonrecourse debt)                         1,073,586    1,324,374
        Estimated residual value                    1,970,941    1,506,041
        Less -
          Unearned income                            (566,042)    (648,116)
              Investment in leveraged leases        2,478,485    2,182,299
      Operating leases -
        Equipment on rental, at cost               28,383,149   29,031,914
        Less -
          Accumulated depreciation                (11,164,178) (10,783,818)
        Deferred initial direct costs                 201,535      178,172
              Investment in operating leases       17,420,506   18,426,268
              Total investment in leases          $56,062,738  $57,641,414

      Deferred income taxes arising from leveraged leases were $1,804,727 and $1,295,033 as of December 31, 1994 and 1993, respectively, resulting in a net investment in leveraged leases of $673,758 and $887,266, respectively.
      The following is a summary of scheduled payments to be received on financing, leveraged, and noncancellable operating lease contracts:

                                        Financing   Leveraged    Operating
      1995                            $14,962,985  $  307,514  $ 5,933,109
      1996                             10,316,997     270,623    4,322,156
      1997                              7,263,239     196,843    2,593,810
      1998                              4,296,328     291,932    1,424,045
      1999                              1,470,737       6,674      353,921
      Thereafter                          321,876           -            -
                                      $38,632,162  $1,073,586  $14,627,041

(4)   Investment in ZMSI II -
      Condensed financial information of ZMSI II as of December 31, 1994 and 1993, and for the three-year period ended December 31, 1994 is as follows:

                                                     1994          1993
      Mortgage Certificates, net of unamortized
        discount of $3,453,038 and $3,752,259,
        respectively                            $113,401,638  $122,749,538
      Deferred bond issuance costs                 3,409,878     3,807,061
      Cash and cash equivalents, primarily
        held by trustee                            4,736,534    25,442,462
      Accrued interest receivable                    844,075       950,892
              Total assets                      $122,392,125  $152,949,953
      Mortgage Certificate-Backed Bonds payable $117,018,000  $145,809,000
      Accrued interest payable                     3,613,928     4,996,449
      Due to BCZ                                     240,197       124,504
              Total liabilities                  120,872,125   150,929,953
      Stockholders' equity ($1,510,000 and
        $2,010,000, respectively, held by
        the Company)                               1,520,000     2,020,000
              Total liabilities and
                stockholders' equity            $122,392,125  $152,949,953

                                          1994        1993         1992
      Income, primarily interest      $11,144,634 $17,010,650  $18,524,349
      Expenses -
        Interest expense                9,654,473  14,443,586   16,979,721
        Amortization of bond issuance
          costs                         1,111,631   2,138,311    1,258,195
        Management fee earned by BCZ      158,801     179,930       52,436
        General and administrative
          expense                         219,729     248,823      233,997
              Total expenses           11,144,634  17,010,650   18,524,349
      Net income                      $         - $         -  $         -

      The Mortgage Certificate-Backed Bonds are collateralized by the Mortgage Certificates, which consist of Government National Mortgage Association certificates and Federal National Mortgage Association certificates.
(5)   Investment in AMSI -
      Effective December 30, 1994, AMSI was merged with and into ZMSI II. Condensed financial information of AMSI as of December 31, 1993, and for the three-year period ended December 31, 1994 is as follows:

                                                     1993
      Mortgage Certificates, net of
        unamortized discount of $282,145         $ 9,112,184
      Deferred bond issuance costs                   298,141
      Cash and equivalents, primarily held
        by trustee                                   719,580
      Accrued interest receivable                     65,734
              Total assets                       $10,195,639
      Mortgage Certificate-Backed Bonds payable  $ 9,582,000
      Accrued interest payable                       343,695
      Due to BCZ                                     259,944
              Total liabilities                   10,185,639
      Stockholders' equity ($5,000 held
        by the Company)                               10,000
              Total liabilities and
                stockholders' equity             $10,195,639

                                          1994        1993         1992
      Income, primarily interest      $   663,317 $ 1,041,440  $ 1,180,591
      Expenses -
        Interest expense                  412,515     914,813    1,064,034
        Amortization of bond
          issuance costs                  235,987     103,184      109,797
        Management fee earned by
          (subsidized by) BCZ             (17,307)        773      (18,927)
        General and administrative
          expense                          32,122      22,670       25,687
              Total expenses              663,317   1,041,440    1,180,591
      Net income                      $         - $         -  $         -

      The Mortgage Certificate-Backed Bonds are collateralized by the Mortgage Certificates, which consist of Government National Mortgage Association certificates and Federal National Mortgage Association certificates.
(6)   Ziegler Collateralized Securities, Inc. -
      ZCSI was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
      Summarized financial information of ZCSI as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                          1994        1993
      Investment in leases            $10,509,676 $10,926,439
      Notes receivable                  3,487,364   1,906,107
      Other assets                      1,815,606   1,512,112
              Total assets            $15,812,646 $14,344,658
      Bonds payable                   $12,522,000 $12,140,000
      Other liabilities, primarily
        a subordinated note
        to Company                      3,280,646   2,194,658
              Total liabilities        15,802,646  14,334,658
      Stockholder's equity                 10,000      10,000
              Total liabilities and
                stockholder's equity  $15,812,646 $14,344,658

                                          1994        1993         1992
      Lease income                     $  993,566  $  908,886   $  605,777
      Other income, primarily interest    248,845      24,452       15,893
              Total income              1,242,411     933,338      621,670
      Interest expense                    763,019     539,650      361,630
      Management fees                     153,024     147,095      110,668
      Other expenses                      326,368     246,593      149,372
              Total expenses            1,242,411     933,338      621,670
      Net income                       $        -  $        -   $        -

      In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
      An analysis of each outstanding bond series as of December 31, 1994 and for the year then ended is as follows:

                             Collateral  Lease/     Bond     Other    Excess
       Series      Bonds        Value     Note    Interest  Related     of
         No.    Outstanding    at Cost   Income    Expense Expenses   Income
         1      $  900,000  $1,268,666  $188,456  $104,417  $23,050  $60,989
         2      $2,400,000  $2,654,939  $294,630  $170,750  $50,303  $73,577
         3      $1,770,000  $2,108,480  $275,146  $151,825  $84,564  $38,757
         4      $2,452,000  $2,877,955  $324,898  $181,313  $77,322  $66,263
         5      $5,000,000  $6,654,089  $107,034  $ 68,300  $26,333  $12,401

(7)   Short-Term Notes Payable, Lines of Credit,
      Notes Payable to Banks and Bonds Payable -
      The Company finances the operations of certain subsidiaries by issuing commercial paper (short-term notes payable). During 1994, 1993 and 1992, it had average outstanding balances of approximately $20,856,000, $18,889,000 and $16,021,000, respectively. Maximum borrowings based on month-end outstanding balances for those same years were approximately $21,707,000, $19,434,000 and $18,271,000, respectively. During 1994,
      1993 and 1992, the weighted average interest rates incurred were 4.8%, 3.8%, and 4.3%, respectively, based on month-end outstanding balances. The average discount rates on short-term notes payable outstanding as of December 31, 1994 and 1993, were 4.83% and 3.67%, respectively.
      The Company had lines of credit as of December 31, 1994 and 1993, totaling $26,000,000 and $22,000,000. In accordance with normal banking practice, these lines may be withdrawn at the discretion of the lenders. In connection with certain of these bank lines, the Company is required to maintain, as compensating balances, average collected funds, which at December 31, 1994 and 1993, approximated $380,000. There are no legal restrictions on the withdrawal of these funds. Interest expense incurred in connection with borrowings against its lines of credit was not material in 1994, 1993 or 1992. One of the bank lines for $3,000,000 is shared with the family of mutual funds sponsored by BCZ. All borrowings under this line of credit by the funds are guaranteed by BCZ. The family of mutual funds had borrowings of $75,000 outstanding at December 31, 1994.
      BCZ periodically obtains short-term borrowings for specific underwritings under broker loan facilities at the market rate of interest to broker-dealers, payable on demand and fully collateralized by the securities held in inventory. Such amounts are generally outstanding for periods of less than two weeks and total interest expense in connection with such borrowings was not material in 1994, 1993 or 1992.
      Notes payable to banks consisted of the following:

                                                     1994          1993
      Unsecured promissory note, 10.02% interest,
        principal due - $2,000,000 in May, 1995
        and any remaining due in May, 1996       $ 8,000,000   $10,000,000
      Unsecured term note, 8.0% interest,
        principal due - $1,000,000 annually in
        December, 1995 and 1996 with any
        remaining due in December, 1997            5,000,000     5,000,000
      Secured note, prime plus .5%, monthly
        payments of $4,120 with remaining
        balance due October 20, 1995                  40,503             -
      Borrowings under unsecured lines of credit  11,280,000     5,669,000
      Borrowings under broker loan facilities              -       746,195
      Other - nonrecourse notes, collateralized
        by leased equipment, interest ranging
        from 7.00%-10.55%, payable in monthly
        installments through November 1, 1997      2,579,851     3,320,586
                                                 $26,900,354   $24,735,781

      Among other restrictions of the debt agreements, ZLC is required to maintain tangible net worth, as defined, of $10,600,000. At December 31, 1994, tangible net worth was $10,726,000.
      Bonds payable at December 31, 1994 and 1993, consisted of the following:

                                                      1994          1993
      First Church Financing Corporation
        Mortgage-Backed Bonds, Series 1,
        interest at 8.25%; principal due
        March 10, 2008                           $ 4,158,000   $ 4,487,000
      First Church Financing Corporation
        Mortgage-Backed Bonds, Series 2,
        interest at 8.75%; principal due
        August 10, 2009                            4,456,000             -
      Ziegler Collateralized Securities, Inc.
        Collateralized Bonds, Series 1,
        interest ranging from 6.00% to 7.75%,
        collateralized by equipment leases,
        principal due serially through
        June, 1996; guaranteed by
        The Ziegler Companies, Inc.                  900,000     1,700,000
      Ziegler Collateralized Securities, Inc.
        Collateralized Bonds, Series 2,
        interest ranging from 5.00% to 7.00%,
        collateralized by equipment leases,
        principal due serially through
        July, 1997; guaranteed by
        The Ziegler Companies, Inc.                2,400,000     3,600,000
      Ziegler Collateralized Securities, Inc.
        Collateralized Bonds, Series 3,
        interest ranging from 5.00% to 6.75%,
        collateralized by equipment leases,
        principal due serially through
        June, 1998; guaranteed by
        The Ziegler Companies, Inc.                1,770,000     3,340,000
      Ziegler Collateralized Securities, Inc.
        Collateralized Bonds, Series 4,
        interest ranging from 4.75% to 6.50%,
        collateralized by equipment leases and
        other financing agreements,
        principal due serially through
        December, 1998; guaranteed by
        The Ziegler Companies, Inc.                2,452,000     3,500,000
      Ziegler Collateralized Securities, Inc.
        Collateralized Bonds, Series 5,
        interest ranging from 6.25% to 7.75%,
        collateralized by equipment leases and
        other financing agreements,
        principal due serially through
        October, 2001; guaranteed by
        The Ziegler Companies, Inc.                5,000,000             -
      Ziegler Leasing Corporation Five-Year
        Extendable/Redeemable Notes, Series 1991,
        8.75% interest, unsecured; principal
        redeemable by holders December, 1996
        and December, 2001; principal
        redeemable by ZLC after November, 1993,
        any remaining due in December, 2006       10,000,000    10,000,000
      Waste Research and Reclamation Co., Inc.,
        Small Business Pollution Control Revenue
        Bonds, due in monthly principal and
        interest installments of approximately
        $6,000, through December 1, 2004, bearing
        interest at 7.50%                            469,241       501,244
                                                 $31,605,241   $27,128,244

      Annual amounts due on notes payable to banks and bonds payable for the next five years are:

                              1995               $20,173,714
                              1996                21,329,436
                              1997                 5,684,918
                              1998                 1,715,944
                              1999                   598,342
                              Thereafter           9,003,241
                                                 $58,505,595

(8)   Related Party Transactions -
      BCZ sponsors the Principal Preservation Portfolios, Inc. family of mutual funds. Certain BCZ officers and directors also serve as officers or directors of the funds. BCZ performs investment advisory services, transfer agency services, depository services and administrative services for the funds. ZAMI also provides investment advisory services to the funds. Fees for services earned from the funds approximated $2,009,000, $2,073,000 and $2,007,000 in 1994, 1993 and 1992,
      respectively.
      BCZ serves as Manager of ZMSI II pursuant to a written agreement. BCZ also advances funds to ZMSI II and owns $1,500,000 of $9 non-cumulative, non-voting preferred stock in ZMSI II. See footnote 4 for the ZMSI II intercompany balances with The Ziegler Companies, Inc. and BCZ for the years ended December 31, 1994 and 1993.
(9)   Retirement Plans -
      The Company has contributory profit sharing plans for substantially all full-time employees. BCZ and ZTT have plans which provide for a guaranteed company match equal to 50% of employee contributions and a discretionary annual company contribution up to 6% of defined compensation for each year. The annual company contributions are at the discretion of the boards of directors. WRR has a plan that provides a company match equal to 100% of employee contributions up to a maximum match of 1.43% of defined compensation. WRR also provides a company contribution equal to 3.88% of defined compensation. Retirement plan expense of the Company and subsidiaries was $820,000, $1,065,000 and $897,000 in 1994, 1993 and 1992, respectively.
(10)  Provision for Income Taxes -
      The provision for income taxes for the years ended December 31, 1994, 1993 and 1992, consisted of the following:

                                           1994        1993         1992
      Current Federal                  $  535,400  $1,920,100   $2,024,000
      Current state                       137,800     474,800      693,000
      Deferred provision                  444,100     498,300      436,000
              Total                    $1,117,300  $2,893,200   $3,153,000

      The following are reconciliations of the statutory Federal income tax rates for 1994, 1993 and 1992 to the effective income tax rates:

                                          1994        1993         1992
      Statutory Federal income tax rate   34.0%       34.0%        34.0%
      State taxes on income, net of
        related Federal income tax
        benefit                            4.5%        4.8%         5.2%
      Federal tax-exempt interest income  (5.0%)      (1.5%)       (2.0%)
      Other, net                           2.6%        1.6%         1.0%
      Effective income tax rate           36.1%       38.9%        38.2%

      The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are as follows:

                                          1994        1993
      Deferred tax asset:
        Allowance for uncollectible
          accounts                      $(794,142)$(1,052,476)
        Alternative minimum tax
          carryforward                   (754,595)   (642,871)
        Other                            (865,392)   (919,224)
      Total deferred tax asset         (2,414,129) (2,614,571)
      Deferred tax liability:
        Fixed assets (primarily due
          to depreciation)                105,944      79,414
        Investment in leases            7,239,691   7,263,402
        Other                             391,173     150,378
      Total deferred tax liability      7,736,808   7,493,194
      Net deferred tax liability       $5,322,679  $4,878,623

      The principal items in the deferred tax provision for the year ended December 31, 1992 are as follows:

                                                                   1992
      Excess of tax over book depreciation                      $4,271,000
      Excess of tax over book lease income                      (3,380,000)
      Excess of tax gain over book gain on sale of equipment      (844,000)
      Interest expense on leveraged leases                        (220,000)
      Alternative minimum tax                                      548,000
      Provision for losses                                         101,000
      Other, net                                                   (40,000)
                                                               $   436,000

(11)  Other Assets -
      During 1988, BCZ purchased from its customers, approximately $5,000,000 of existing bonds of an issuer which filed a reorganization petition in bankruptcy court. Reorganization of the issuer resulted in an agreement whereby the principal amount of the bonds only would be repaid serially through January 1, 1994. The amount due BCZ at December 31, 1993 was approximately $3,543,000. The bonds were redeemed in their entirety by the issuer in 1994. In 1993, ZFC entered into a loan for $4,610,000 with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZ. The loan is due on demand, is interest free and requires weekly principal payments totaling $6,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The amount due ZFC at December 31, 1994 is approximately $4,164,000.
      The bonds were, and the loan is, secured by first mortgages on the underlying real estate. The bonds and the loan are recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,578,000 and $6,248,000 at December 31, 1994 and 1993,
      respectively, and are included in Other Assets on the balance sheets. While it had no obligation to do so, the Company elected to repurchase the bonds and make the loan to maintain its business reputation and the confidence of the purchasers of securities BCZ underwrites.
(12)  Preferred Stock -
      The Company is authorized to issue 500,000 shares of preferred stock, $1 par value, which is undesignated as to series.
(13)  Stock Option Plans -
      In 1993, the Company established the 1993 Employees' Stock Incentive Plan (the "1993 Plan") for certain officers and key employees. On December 29, 1993, the Board of Directors granted options to purchase 54,500 shares of Company stock under this Plan. The options are exercisable through December 28, 2003 at a price of $16.625 per share. No options were exercised or forfeited during 1994 or 1993. A total of 200,000 shares are issuable under the Plan. Options granted under the 1993 Plan that expire, terminate or are cancelled are again available for the granting of future options.
      On January 26, 1994, the Company issued an aggregate of 49,000 shares of restricted common stock of the Company to certain key employees pursuant to the 1993 Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 26, 2003. The market value of the restricted stock, when issued, was $17.3125 per share. The total value at issuance will be amortized and recorded as compensation over the period of vesting. The shares are considered as outstanding, but may not be transferred by the recipients until vested.
      The 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. On May 1, 1991 the Board of Directors granted options to purchase 76,500 shares under the 1989 Plan. The May 1, 1991 options still outstanding expired on April 30, 1993.
      On May 1, 1993, the Board of Directors granted options to purchase 80,960 shares. Activity relating to the common stock options under the 1989 Plan was:

                                          1994        1993
                                         (Number of Shares)
      Options outstanding, beginning
        of year                          77,882      64,715
      Options exercised                  (3,535)     (6,023)
      Options forfeited                  (2,960)    (61,770)
      Additional options granted              -      80,960
      Options outstanding, end of year   71,387      77,882

      All outstanding options are currently exercisable through April 30, 1995, at 85% of the market value on the date of exercise. Shares were exercised at prices averaging $14.65 per share during 1994. Under the 1989 Plan, 57,160 shares are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate or are cancelled are again available for the granting of future options.
      The effect of outstanding stock options on net income per share is not material.
(14)  Net Capital Requirements and Customer Reserve Accounts -
      As registered broker-dealers, BCZ and ZTT are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of December 31, 1994, is as follows:

                                                       BCZ          ZTT
      Aggregate indebtedness                      $ 4,794,000  $ 1,369,000
      Net capital                                 $26,763,000  $ 1,075,000
      Ratio of aggregate indebtedness
        to net capital                               .18 to 1    1.27 to 1
      Required net capital                        $   600,000  $   250,000

      In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or qualified securities. As of December 31, 1994 and 1993, there were approximately $5,924,200 and $3,406,900, respectively, in the customer reserve accounts.
(15)  Segment Information -
      Information about the Company's operations by major industry segment is as follows:

                                        Year Ended December 31, 1994
                                           Income
                                           (Loss)
                                           Before       Total   Depreciation
                              Revenues      Taxes      Assets      Expense
      Broker-dealer         $30,324,225 $  686,114 $ 56,636,013  $  675,699
      Lease financing        11,872,082  1,205,679   67,983,998   4,813,728
      Real estate financing     328,164    (69,471)   5,044,727           -
      Corporate and other     5,949,454  1,300,034   22,775,469     350,206
              Consolidated  $48,473,925 $3,122,356 $152,440,207  $5,839,633

                                       Year Ended December 31, 1993
                                           Income
                                           Before       Total   Depreciation
                              Revenues      Taxes      Assets      Expense
      Broker-dealer         $35,237,620 $5,484,248 $ 47,195,182  $  567,912
      Lease financing        11,606,242  1,750,558   66,498,130   4,497,858
      Real estate financing     350,957     64,509    7,923,869           -
      Corporate and other     3,666,637    124,909   20,005,874     319,287
              Consolidated  $50,861,456 $7,424,224 $141,623,055  $5,385,057

                                       Year Ended December 31, 1992
                                           Income
                                           (Loss)
                                           Before       Total   Depreciation
                              Revenues      Taxes      Assets      Expense
      Broker-dealer         $33,393,105 $6,001,268 $ 41,734,041  $  598,271
      Lease financing        12,585,311  2,276,529   61,550,264   4,410,409
      Real estate financing     512,790    235,484    7,276,084           -
      Corporate and other     1,814,862   (273,747)  14,262,550     348,481
              Consolidated  $48,306,068 $8,239,534 $124,822,939  $5,357,161

      The industry segments above are each a separate company or group of companies; therefore, all expenses and assets can be directly identified with segment revenues. Intercompany revenues consist of interest income earned by the Company on loans to subsidiaries and dividends from subsidiaries. Substantially all other revenues are derived from transactions with unaffiliated parties in the United States.
(16)  Commitments and Contingent Liabilities -
      In the normal course of business, BCZ enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ pre-sells the issues to its customers. BCZ had no such commitments outstanding at December 31, 1994.
      As of December 31, 1994, ZLC had outstanding written agreements to provide equipment lease financing for approximately $4,469,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
      The Company leases office space under noncancellable lease agreements which allow for annual adjustments to the minimum lease payments to reflect increases in actual operating costs. WRR leases vehicles under noncancellable lease agreements which allow for adjustments to the minimum lease payments to reflect excess mileage above the agreed mileage allowance. Minimum lease payments for office space and vehicles, which extend through 2003, are:

                              1995                $  980,000
                              1996                   765,000
                              1997                   559,000
                              1998                   458,000
                              1999                   405,000
                              2000 and after       1,208,000

      Rental expense for 1994, 1993 and 1992 was $1,912,000, $1,853,000 and
      $1,823,000, respectively.
      In 1983, WRR was placed on the National Priority List of sites regulated by the Superfund Act because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. While still subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research, Conservation and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
      WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of December 31, 1994, WRR had been identified as a potentially responsible party ("PRP") in connection with four sites. For the first site, a reserve of $12,000 was established based on a total, actual assessment. Payment for this site was made in 1994. For the second site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a third site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR should be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, WRR established a reserve of $500,000 to cover its share of the clean-up costs of this third site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a fourth site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this fourth site approximates $200,000. No reserve has been established on account of this fourth site.
      While WRR is jointly and severally liable on all three remaining sites, management is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $633,124 and $640,000 at December 31, 1994 and 1993, respectively.
Report of Independent Public Accountants
To the Stockholders and the Board of Directors
  of The Ziegler Companies, Inc.:
We have audited the accompanying consolidated balance sheets of THE ZIEGLER COMPANIES, INC. (a Wisconsin corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ziegler Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
                                      ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
February 3, 1995.
Management's Discussion and Analysis of
Financial Conditions and Results of Operations
Results of Operations (Comparison of Years 1994, 1993 and 1992)
The predominant activity of The Ziegler Companies, Inc., (the "Company") has been and continues to be investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry. The Company has also been increasingly involved in other financial service activities, specifically equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, reduced commission brokerage services, investment management and advisory services, and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement as well as the recycling, reclaiming and disposing of chemical wastes.
Total revenues of the Company in 1994 were $48,474,000 compared to $50,861,000 in 1993, a decrease of $2,387,000 or 5%. The revenues for 1993 reflected an increase of $2,555,000 or 5% over revenues of $48,306,000 in 1992. Expenses of the Company in 1994 were $45,352,000 compared to $43,437,000 in 1993, an increase of $1,915,000 or 4%. The expenses in 1993 reflected an increase of $3,371,000 or 8% over expenses of $40,066,000 in 1992. The provisions for income taxes were $1,117,000, $2,893,000, and $3,153,000 in 1994, 1993, and
1992, respectively. The statutory federal income tax rates applicable to the Company were 34% in each of the three years. Net income of the Company in 1994 was $2,005,000 compared to $4,531,000 in 1993, a decrease of $2,526,000 or 56%. The net income for 1993 reflected a decrease of $556,000 or 11% from net income of $5,087,000 in 1992. Earnings per share were $0.84, $1.90, and $2.01 in 1994, 1993, and 1992, respectively. Weighted average shares outstanding did not change significantly between 1994 and 1993, but decreased 6% between 1993 and 1992 which had an impact on earnings per share, increasing it by 11 cents per share in 1993. The changes in revenues, operating expenses and net income were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as changes in our nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking and Broker-Dealer Activities
B. C. Ziegler and Company ("BCZCO"), the investment banking and broker-dealer subsidiary of the Company, had total revenues of $25,787,000 in 1994 compared to $30,352,000 in 1993, a decrease of $4,565,000 or 15%. Tax-exempt underwriting revenues in 1994 decreased to 63% of 1993 levels in response to an industry-wide downturn in underwriting volume caused by sharply increased interest rates and the threat of national healthcare reform. Taxable underwriting volumes also decreased, primarily the result of higher interest rates and fewer refinancing opportunities. In total, underwriting revenues decreased $6,327,000 in 1994. Commission income from non-underwritten product, primarily mutual funds, decreased $1,085,000. Trading profits increased $1,728,000 as suitable products were obtained for sale to customers to replace the shortfall in underwritten products. Further offsetting the aforementioned decreases were increases in interest income of $693,000 due to favorable interest arbitrage opportunities, an increase in insurance agency revenues of $155,000, and an increase in fee revenues of $270,000.
Total expenses of BCZCO were $25,899,000 in 1994 compared to $26,076,000 in 1993, a decrease of $177,000 or 1%. Employee compensation and benefits decreased $964,000 as the result of a decrease in incentive and commission-based payments, which was partially offset by the expense associated with an increase in investment sales brokers and a 4% general wage increase. Interest expense increased $340,000 due to the interest rate arbitrage activities that also increased revenues. All other expenses remained approximately the same as last year or increased modestly in line with inflation and expenses associated with additional product sales efforts. Net income for BCZCO was $3,000 in 1994 compared to $2,659,000 in 1993, a decrease of $2,656,000.
Total BCZCO revenues of $30,352,000 in 1993 increased $901,000 or 3% over revenues of $29,451,000 in 1992. Underwriting volumes were generally strong in both years; however, underwriting revenues decreased $452,000 in 1993 while commission income from non-underwritten products increased $1,338,000 as sales of mutual funds and insurance products were strong. Trading profits did not vary significantly between years. Interest income decreased $229,000 due to lower rates; fee income increased $400,000 as fee-based activities increased; and insurance agency revenues declined $75,000.
Total BCZCO expenses of $26,076,000 in 1993 increased $1,688,000 or 7% over expenses of $24,388,000 in 1992. Employee compensation and benefits increased $1,299,000 due to the result of an increase in commission based payments, increases in the investment broker sales force and a general wage increase in 1993. All other expenses did not change significantly between years. Net income was $2,659,000 in 1993 compared to $3,178,000 in 1992, a decrease of $519,000 or 16%.
Ziegler Thrift Trading, Inc. ("ZTT"), the reduced commission brokerage service of the Company, had total revenues of $3,474,000 in 1994 compared to $4,027,000 in 1993, a decrease of $553,000 or 14%. Commission income, the primary source of revenues, declined $539,000 or 14% as the result of a 14% decrease in trading volume compared to 1993. Other components of revenue did not change significantly. Total expenses of ZTT were $2,850,000 in 1994 compared to $3,073,000 in 1993, a decrease of $223,000 or 7%. Most of the decrease was from decreases in volume-based commission and clearing fee expense and employee compensation and benefits. Net income for ZTT was $382,000 in 1994 compared to $554,000 in 1993, a decrease of $172,000 or 31%.
Total ZTT revenues of $4,027,000 in 1993 increased $230,000 or 6% over revenues of $3,797,000 in 1992. Commission income, the primary source of revenues, increased $267,000 or 8% as the result of a 3% increase in trading volume and an increase in average commission per trade. Other components of revenue did not change significantly. Total ZTT expenses of $3,073,000 in 1993 increased $206,000 or 7% over expenses of $2,867,000 in 1992. Additional employees and general wage increases caused employee compensation and benefits to increase $137,000 in 1993. The promotion of new services and customer-awareness activities caused promotional expense to increase by $51,000. All other expenses did not change significantly. Net income for ZTT was $554,000 in 1993 compared to $540,000 in 1992, an increase of $14,000 or 3%.
Ziegler Asset Management, Inc. ("ZAMI"), the money management services subsidiary of the Company, had total revenues of $1,383,000 in 1994 compared to $1,204,000 in 1993, an increase of $179,000 or 15%. An increase in assets under management to $523,000,000 is the reason for the increased revenues. Total expenses of ZAMI were $1,209,000 in 1994 compared to $949,000 in 1993, an increase of $260,000 or 27%. The primary reasons for the increase in expenses are the increase of $127,000 associated primarily with the added personnel expenses of a new office devoted to fixed-income management services and $84,000 of expenses associated with the reimbursement of management fees. All other expenses did not change significantly. Net income for ZAMI was $97,000 in 1994 compared to $156,000 in 1993, a decrease of $59,000 or 38%.
Total ZAMI revenues of $1,204,000 in 1993 increased $758,000 over revenues of $446,000 in 1992. An increase in assets under management from $280,000,000 to $475,000,000 is the reason for the increased revenues. ZAMI expenses of $949,000 in 1993 increased $517,000 over expenses of $432,000 in 1992. The increase in expenses is due to the continued expansion of operations after the inception of business in the fourth quarter of 1991. Employee compensation and benefits increased $291,000 and subadvisory fees increased $230,000 and were the primary increases while other expenses remained the same or declined. Net income for ZAMI was $156,000 in 1993 compared to $10,000 in 1992, an increase of $146,000.
Lease Financing Activities
Ziegler Leasing Corporation ("ZLC") is the primary lease financing subsidiary of the Company. ZLC leases equipment and provides other financing primarily to the healthcare industry as well as to commercial and industrial customers. ZLC had total revenues of $10,842,000 in 1994 compared to $10,863,000 in 1993, a decrease of $21,000. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $9,259,000 in 1994 compared to $9,482,000 in 1993, a decrease of $223,000 or 2%. The recognition of leasing income is affected by the different methods of accounting for the different types of leases and the timing of lease activations and terminations. Lease activations in 1994 were $23,000,000 or 26% of total equipment on lease as of the beginning of the year. Although activations exceeded the total of terminations and sales to Ziegler Collateralized Securities, Inc., a related company, the average equipment on lease in 1994 decreased 4% as compared to 1993. The decrease in average equipment on lease is due to the timing of activations and terminations and is the primary reason for the 2% decrease in lease income compared to 1993.
Total equipment on lease actually increased 4% during the year despite the lower average of equipment on lease noted above with the largest net increase occurring in the fourth quarter.
Gains on the sale of leased equipment were $842,000 in 1994 compared to $870,000 in 1993, a decrease of $28,000 or 3%, reflecting similar circumstances involving volume of equipment terminated and market conditions in both years. Interest income was $470,000 in 1994 compared to $258,000 in 1993, an increase of $212,000 or 82%. The increase is due to an increase in the levels of notes and an increase in the rate of return on short-term investments. Fee income remained comparable between years at $229,000 in 1994 compared to $240,000 in 1993. Of the total fees, $212,000 in 1994 and $190,000 in 1993 were received from Ziegler Collateralized Securities, Inc. Total expenses of ZLC were $9,666,000 in 1994 compared to $9,113,000 in 1993, an increase of $553,000 or 6%. The largest component of expenses is depreciation expense on operating lease equipment. The expense was $4,817,000 in 1994 compared to $4,498,000 in 1993, an increase of $319,000 or 7% and is attributable to the higher average level of operating equipment on lease during 1994. Another large component of expense is interest expense which was $2,866,000 in 1994 compared to $2,979,000 in 1993, a decrease of $113,000 or
4%. Interest expense reflects the financing of the assets associated with leases and, on a smaller scale, notes. The decrease in interest expense is due to the decrease in the average overall portfolio of leases, partially offset by an increase in interest rates and an increase in the average notes outstanding during the year. Other changes in expenses were not significant. Net income for ZLC was $764,000 in 1994 compared to $1,076,000 in 1993, a decrease of $312,000 or 29%. Investment in leases and notes at December 31, 1994, was $45,553,000 and $1,778,000, respectively.
Total ZLC revenues of $10,863,000 in 1993 decreased $1,249,000 or 10% from $12,112,000 in 1992. Equipment leasing income was $9,482,000 in 1993 compared to $9,884,000 in 1992, a decrease of $402,000 or 4%. Lease activations were $20,000,000 or 21% of total equipment on lease at the beginning of the year.
A net decrease during the year of 8% of equipment on lease which included a sale of equipment to Ziegler Collateralized Securities, Inc. was the primary reason for the decrease in leasing income. Gains on the sale of leased equipment were $870,000 in 1993 compared to $1,727,000 in 1992 a decrease of $857,000 or 50%. Less favorable market conditions on terminating leases in 1993 than in 1992 despite a similar volume of leases terminating caused the decrease. Other sources of revenue consisted primarily of interest and fee income. Interest income declined $57,000 due to a reduction in interest rates. Fee income increased $88,000 or 58% to $240,000 in 1993 compared to $152,000 in 1992. Of the total fees, $190,000 in 1993 and $139,000 in 1992 was received from Ziegler Collateralized Securities, Inc.
Total ZLC expenses of $9,113,000 in 1993 decreased $723,000 or 7% from $9,836,000 in 1992. Depreciation expense on operating equipment, the largest expense, was $4,498,000 in 1993 compared to $4,418,000 in 1992, an increase of $88,000 or 2%. A slightly increased level of average operating equipment on lease between years was the reason for the increase. Interest expense was $2,979,000 in 1993 compared to $3,543,000 in 1992, a decrease of $564,000 or
16%. The decrease in interest expense is due to a decline in interest rates and a 4% decline in the average equipment on lease in 1993 compared to 1992. The provision for losses declined $316,000 from $436,000 in 1992 to $120,000 in 1993. Specific leases required an additional provision for losses in 1992. Other expenses did not change significantly during the year. Net income for ZLC was $1,076,000 in 1993 compared to $1,420,000 in 1992, a decrease of $344,000 or 24%. Investment in leases and notes at December 31, 1993, were $46,715,000 and $1,316,000, respectively.
Ziegler Collateralized Securities, Inc. ("ZCSI") facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchases the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had five series of bonds outstanding totaling $12,522,000 as of December 31, 1994, one of which was issued in October of 1994 for $5,000,000. ZCSI had revenues of $1,242,000 in 1994 compared to $933,000 in 1993, an increase of $309,000 or
33%. ZCSI revenues consist almost entirely of leasing income and note interest income. The increase in revenues is due to the purchase of leases for bond issues in June and December of 1993 having an impact on income for the full year in 1994. The additional leases purchased in October also contributed to the increase. Expenses of ZCSI consist primarily of interest expense, amortized bond issue costs, management and servicing fees, and initial direct cost expense. Management and servicing fees are paid to ZLC and are limited to an amount that would prevent ZCSI from incurring a loss. Such fees earned in 1994 were $212,000 compared to $190,000 in 1993. Expenses equaled revenues in both 1994 and 1993. Investment in leases and notes were $10,510,000 and $3,487,000, respectively, as of December 31, 1994.
Total ZCSI revenues of $933,000 in 1993 increased $311,000 or 50% over revenues of $622,000 in 1992. Income from the leases and notes purchased in the third quarter of 1992 and the second and fourth quarters of 1993 were the reasons for the increased revenues in 1993. Expenses of ZCSI equaled revenues in both 1993 and 1992. Management fees paid to ZLC were $190,000 in 1993 compared to $139,000 in 1992. Investment in leases and notes as of December 31, 1993, were $10,927,000 and $1,906,000, respectively.
Other Services and Activities
Ziegler Financing Corporation ("ZFC") provides construction financing and interim lending primarily to investment banking clients. Total revenues were $364,000 in 1994 compared to $375,000 in 1993, a decrease of $11,000 or 3%.
Revenues consist primarily of interest income on loans and short-term investments. A fluctuating level of loans associated with the demand for interim lending is the reason behind the revenue differences between years.
In recent years, ZFC has accumulated loans for church construction projects and sold them to First Church Financing Corporation ("FCFC"), a related company. A portfolio of loans was sold to FCFC in both 1994 and 1993. Total expenses of ZFC were $433,000 in 1994 compared to $311,000 in 1993, an increase of $122,000 or 39%. The increase in expenses is due to a provision for losses of $100,000 and increasing interest rates on borrowed funds. The $100,000 provision for losses is related to an investment in two residual ownership interests totaling $170,000, the values of which have been impaired. There was a net loss of $42,000 in 1994 compared to net income of $40,000 in 1993, a decrease of $82,000.
Total ZFC revenues of $375,000 in 1993 decreased $171,000 or 31% from revenues of $546,000 in 1992. The decrease in revenues is primarily due to the inclusion of a loan for $4,610,000 to a church experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand and is interest free, thus reducing revenues. Total ZFC expenses of $311,000 in 1993 were unchanged from expenses of $311,000 in 1992 and were primarily interest expense in both years. Net income for ZFC was $40,000 in 1993 compared to $143,000 in 1992, a decrease of $103,000 or 72%.
First Church Financing Corporation ("FCFC") is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. FCFC has two series of bonds outstanding. The first series totaled $4,586,000 and was issued during the first quarter of 1993. The second series totaled $4,456,000 and was issued in the third quarter of 1994. Total revenues of FCFC were $611,000 in 1994 compared to $347,000 in 1993, an increase of $264,000. This increase is directly related to the interest received on the church loans that are associated with the bond issues and are purchased by FCFC at the time of issue of the bonds. The timing of the issuance of the two series of the bonds is the reason for the increased revenues. Total expenses of FCFC were $578,000 in 1994 compared to $324,000 in 1993, an increase of $254,000. Expenses reflect primarily interest on the bonds outstanding and the increase is a reflection of the amount of bonds outstanding during all or part of each of the years. Included among the expenses is a servicing fee paid to ZFC as servicer of the church loans of $21,000 in 1994 and $12,000 in 1993. Net income for FCFC was $20,000 in 1994 compared to $14,000 in 1993.
Because FCFC did not commence doing business until the first issue of bonds in the first quarter of 1993, there was no activity associated with 1992, and the aforementioned 1993 amounts reflect increases over the lack of business activities in 1992.
WRR Environmental Services Co., Inc. ("WRR" and formerly Waste Research and Reclamation Co., Inc.) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $10,648,000 in 1994 compared to $9,450,000 in 1993, an increase of $1,198,000 or 13%. WRR has increased revenue through aggressive marketing and sales of new services, specifically waste remediation services. Included among gross revenues is a project with a customer completed during 1994 that amounted to approximately 21% of gross revenues. The higher sales volumes combined with a cost structure that includes a high level of fixed costs caused the gross margin percentage to increase to 42% in 1994 from 34% in 1993. Total dollars of gross margin were $4,479,000 in 1994 compared to $3,181,000 in 1993, an increase of $1,298,000 or 41%. Total expenses of WRR other than cost of sales were $3,656,000 in 1994 compared to $2,873,000 in 1993, an increase of $783,000 or 27%. The increase in expenses is due to personnel and promotional costs associated with the increased marketing and sales activities, increased transportation costs associated with higher levels of business activity, and increased expenses associated with tax compliance and insurance audits. Net income for WRR was $529,000 in 1994 compared to $234,000 in 1993, an increase of $295,000 or 126%.
Total WRR gross revenues of $9,450,000 in 1993 increased $2,654,000 or 39% over $6,796,000 of gross revenues in 1992. The higher revenues are associated with the increasing volumes in many new and previously existing services where WRR has aggressively marketed their unique core competencies in the waste remediation services industry. The gross margin percentage was 34% in 1993 compared to 28% in 1992. The increase in the gross margin percentage is due to the increase in revenues and the high level of fixed costs in cost of sales which yield higher percentage margins when sales volumes increase. Gross margin dollars were $3,181,000 in 1993 compared to $1,889,000 in 1992, an increase of $1,292,000 or 68%. Total WRR expenses of $2,873,000 in 1993 increased $1,032,000 or 56% from expenses of $1,841,000 in 1992. A large part of the increase was due to a $572,000 expense as WRR's estimated share of the costs to clean up wastes which were disposed of over ten years ago when such disposals were legal and considered proper. The balance of the increase in expenses is due to the increase in sales and marketing activity. Net income for WRR was $234,000 in 1993 compared to $86,000 in 1992, an increase of $148,000 or 172%.
The Ziegler Companies, Inc. ("ZCI") is the parent company of the subsidiaries and also engages in limited investing activities. Total revenues of ZCI were $859,000 in 1994 compared to $107,000 in 1993, an increase of $752,000. An increase in interest income related to a credit facility established by ZCI for a corporation that generates automobile loans for retail customers is the primary reason for the increase. The balance outstanding on this credit facility at December 31, 1994, was $5,025,000. A loss of $200,000 recorded in 1993 on an abandoned new business venture also had an impact on the comparison of revenues between 1994 and 1993. ZCI expenses were $452,000 in 1994 compared to $383,000 in 1993, an increase of $69,000 or 18%. An increase in interest expense to support a higher level of funds advanced under the aforementioned credit facility is the primary reason for the increase. Expenses incurred in 1993 associated with the establishment of the credit facility did not recur in 1994 and also had an impact on the comparison of expense between years. Net income for ZCI was $263,000 compared to a net loss of $191,000 in 1993.
Total ZCI revenues of $107,000 in 1993 increased $237,000 from negative revenues of $130,000 in 1992. A loss of $250,000 recorded in 1992 and a loss of $200,000 recorded in 1993, both on the previously mentioned new business venture ultimately abandoned in 1993, caused the low revenues in 1993 and the negative revenues in 1992. The previously mentioned credit facility established in 1993 yielded interest income in 1993 and resulted in positive revenues for the year; unlike 1992 when the lower level of investable funds did not yield significant interest income. Total ZCI expenses of $383,000 in 1993 increased $103,000 or 37% over expenses of $280,000 in 1992. Increased administrative costs and interest expense to establish and fund the aforementioned credit facility are the primary reasons for the increase. ZCI had a net loss of $191,000 in 1993 compared to a net loss of $277,000 in 1992. Liquidity and Capital Resources
The Company's primary activities involve investment banking, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant during the year ended December 31, 1994. Land, buildings and equipment, net of related depreciation and amortization, was 4% of total Company assets and investment in leases was 37% of total Company assets.
The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In 1994, a total of $103,861,000 of notes were issued and $103,363,000 were repaid. In 1993, a total of $92,974,000 of notes were issued and $91,348,000 were repaid. In 1992, a total of $72,292,000 of notes were issued and $66,300,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts, was $19,879,000 as of December 31, 1994, compared to $20,442,000 as of December 31, 1993, and $17,755,000 as of December 31, 1992. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $13,000,000 at the end of 1994, $15,000,000 at the end of 1993, and $15,000,000 at the end of 1992. The $10,000,000 five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities.
In 1993, ZFC entered into a loan for $4,610,000 with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments totaling $6,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The amount due ZFC at December 31, 1994 is approximately $4,164,000. The loan is secured by a first mortgage on the underlying real estate. The loan is recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,578,000 at December 31, 1994, and is included in Other Assets on the balance sheets.
ZCSI issues bonds to the public as a source of cash. During 1994, ZCSI issued $5,000,000 of bonds to the public and redeemed $4,354,000 of bonds which matured and $264,000 of bonds which were called. During 1993, ZCSI issued $6,840,000 of bonds to the public and redeemed $1,800,000 of bonds which matured. During 1992, ZCSI issued $4,600,000 of bonds and redeemed $700,000 of bonds which matured. Total bonds outstanding at December 31, 1994, 1993, and 1992 were $12,522,000; $12,140,000; and $7,100,000, respectively. The bonds are due serially from January, 1995 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. During 1994, FCFC issued $4,456,000 of bonds to the public and redeemed $329,000 of bonds which were called. During 1993, FCFC issued $4,586,000 of bonds to the public and redeemed $99,000 of bonds which were called. Total bonds outstanding at December 31, 1994 and 1993, were $8,614,000 and $4,487,000, respectively.
WRR has bonds outstanding at a face value of $485,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to finance continuing operations.
BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit available through banking relationships, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. BCZCO also has broker loan arrangements available through banking relationships.
The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements. The repurchase of 300,000 shares of the Company's common stock from a shareholder in 1992 has not affected the Company's ability to fund its business activities.
Five-Year Summary of Financial Data

                  1994         1993         1992         1991        1990
Operating
 Revenues   $ 48,473,925 $ 50,861,456 $ 48,306,068 $ 41,342,278 $ 34,362,812
Net Income
 from
 Continuing
 Operations $  2,005,056 $  4,531,024 $  5,086,534 $  3,811,858 $  2,513,594
Net Income
 from
 Continuing
 Operations
 Per
 Common
 Share            $ .82        $1.90        $2.01        $1.45       $ .95
Cash Divi-
 dends
 Declared
 Per Share
 of Common
 Stock            $ .72        $1.07        $ .97        $ .87       $ .77
Total
 Assets     $152,440,207 $141,623,055 $124,822,939 $117,182,297 $101,562,582
Long-Term
 Obliga-
 tions      $ 38,331,881 $ 37,490,196 $ 33,588,703 $ 32,916,233 $ 15,337,761
Short-Term
 Notes
 Payable    $ 19,728,501 $ 19,322,467 $ 17,708,751 $ 11,688,766 $ 20,594,291
End of Year
 Share-
 holders'
 Equity     $ 50,380,022 $ 49,951,855 $ 47,890,830 $ 49,121,674 $ 47,584,496
Book Value
 Per Share       $20.68       $20.96       $20.14       $18.65      $18.09

Quarterly Consolidated Results of Operations for 1994 and 1993
1994 Quarter Ended          March 31      June 30  September 30   December 31
Revenues                  $11,133,000  $13,061,000  $12,394,000  $11,886,000
Expenses                   10,988,000   11,274,000   11,338,000   11,752,000
Net Income                     95,000    1,071,000      665,000      174,000
Net Income Per Share            $ .04        $ .44        $ .27        $ .09

1993 Quarter Ended          March 31      June 30  September 30   December 31
Revenues                  $11,266,000  $13,297,000  $11,847,000  $14,451,000
Expenses                   10,119,000   11,367,000   10,218,000   11,733,000
Net Income                    682,000    1,167,000    1,004,000    1,678,000
Net Income Per Share            $ .29        $ .49        $ .42        $ .70

Directors and Executive Officers
DIRECTORS
J. C. Frueh
President, Aegis Group, Inc., Pittsburgh, Pennsylvania; Acquisition and Management of Manufacturing and Distribution Companies
J. R. Green
Partner, Green, Manning & Bunch, Denver, Colorado; Merchant Banking Firm
W. R. Holmquist
Retired Senior Vice President - Marketing of the Company
P. D. J. Kenny
Director of University Facilities - Mercer University, Macon, Georgia
T. J. Rolfs
Retired Chairman of the Board, Amity Leather Products Company, West Bend, Wisconsin
F. J. Wenzel
Advisor to the President, Marshfield Clinic, Marshfield, Wisconsin; Executive Director and Chief Executive Officer, Medical Group Management Association, Englewood, Colorado
B. C. Ziegler III
President, Ziegler/Limbach, Inc., West Bend, Wisconsin; Business Development, Management and Consulting
P. D. Ziegler
President and Chief Executive Officer
R. D. Ziegler
Chairman of the Board
B. C. Ziegler
Director Emeritus
EXECUTIVE OFFICERS
R. D. Ziegler
Chairman of the Board
P. D. Ziegler
President and Chief Executive Officer
S. C. O'Meara
Senior Vice President and General Counsel
L. R. Van Horn
Senior Vice President - Finance
V. C. Van Vooren
Senior Vice President, Treasurer and Assistant Secretary
J. R. Schmidt
Corporate Secretary
J. C. Vredenbregt
Assistant Treasurer and Controller
OFFICERS AND
SUBSIDIARIES
B. C. Ziegler
and Company
R. D. Ziegler
Chairman
P. D. Ziegler
President and Chief
Executive Officer
S. C. O'Meara
Senior Vice President
and General Counsel
D. A. Carlson, Jr.
Senior Vice President
M. P. Doyle
Senior Vice President-
Retail Operations
N. L. Fuerbringer
Senior Vice President-
Administration
E. H. Rudnicki
Senior Vice President
R. N. Spears
Senior Vice President-
WATS Division
L. R. Van Horn
Senior Vice President-
Finance
V. C. Van Vooren
Senior Vice President
and Treasurer
J. C. Wagner
Senior Vice President-
Retail Sales
J. R. Wyatt
Senior Vice President
G. Aman
Vice President -
Insurance
M. A. Baumgartner
Vice President
J. J. Becker
Vice President
J. M. Bushman
Vice President -
Recruiting and
Training Coorindator
M. S. Donahoe
Vice President
J. H. Downer
Vice President-
MIS Director
D. P. Frank
Vice President -
Director of Strategic
Planning and Change
S. K. Hittman
Vice President-
Personnel
R. J. Johnson
Vice President-
Compliance
D. J. Meizen
Vice President
L. C. Rosenheimer
Vice President - Bond
Sales Control
T. S. Ross
Vice President
D. A. Schlosser
Vice President
C. G. Stevens
Vice President -
Marketing Director
R. J. Tuszynski
Vice President -
Director of Mutual
Funds
J. C. Vredenbregt
Vice President,
Assistant Treasurer
and Controller
B. J. Bronson
Assistant Vice
President
H. C. Delcore
Assistant Vice
President
J. Ferrara, Jr.
Assistant Vice
President - Mutual
Funds
D. J. Hauser
Assistant Vice
President
S. A. Hron
Assistant Vice
President
B. A. Rahlf
Assistant Vice
President
S. D. Rolfs
Assistant Vice
President
J. R. Schmidt
Corporate Secretary
R. C. Strzok
Assistant Vice
President -
Administration
K. A. Lochen
Assistant Secretary
Vice Presidents-Sales:
S. C. Bass
D. S. Bast
W. L. Bruss
R. T. Bunn
J. O. Conwell
G. R. Knutson
G. F. Koepke
J. V. Noordyk
P. D. O'Brien
R. D. Ping
R. R. Poggenburg
W. P. Randall
T. P. Sancomb
C. D. Schrader
W. R. Uebele
M. B. Walsh
G. M. Wilson
Assistant Vice
Presidents-Sales:
R. W. Eggebrecht
F. H. Ellenberger
T. J. Fitzgerald
A. G. Frey
N. E. Harris
J. D. Klanderman
P. J. Krause
W. J. Langley
C. L. Mahnke
W. G. Morse
D. L. Peterson
R. J. Ratterman
D. J. Schoenwetter
M. B. Seiser
M. W. Severson
R. R. Sims
S. D. Steinke
A. A. Struebing
T. M. Turner
P. D. Voss
Ziegler Securities
Division
P. D. Ziegler
Chairman
D. A. Carlson, Jr.
President, Chief
Executive Officer and
Treasurer
J. M. Annett
Senior Vice President
and National Director
of Long-Term Care
Finance
J. B. Sterns
Senior Vice President
and National Director
of Healthcare Finance
M. P. McDaniel
Senior Vice President
D. M. Rognerud
Senior Vice President
J. R. Wyatt
Senior Vice President
M. A. Baumgartner
Vice President
D. J. Hermann
Vice President
T. S. Howard
Vice President
M. J. Kane
Vice President
G. M. Keenan
Vice President
J. LeBuhn
Vice President
R. K. Price
Vice President
R. J. Scanlon
Vice President
R. D. Sultan
Assistant Vice
President
S. D. Smith
Special Products Group
Manager
D. E. Bolstad
Controller
V. C. Van Vooren
Assistant Treasurer
J. M. Garza
Administrative Officer
Ziegler Healthcare
Affiliates Division
R. R. Barkley
President
Ziegler Financing
Corporation
E. H. Rudnicki
President
S. C. O'Meara
Senior Vice President
and General Counsel
J. M. Annett
Vice President
R. K. Price
Vice President
L. R. Van Horn
Vice President and
Treasurer
J. R. Wyatt
Vice President
P. D. Ziegler
Vice President
V. C. Van Vooren
Secretary
J. C. Vredenbregt
Assistant Treasurer
Ziegler Leasing
Corporation
M. E. Sedlmeier
President and Chief
Operating Officer
S. C. O'Meara
Senior Vice President
and General Counsel
L. E. Johnson
Vice President -
Marketing
R. F. Jones
Vice President - Sales
T. A. Norman
Vice President -
Asset Management
P. D. Ziegler
Vice President
J. L. Michaelson
Assistant Vice
President and
Controller
D. M. Pieper
Assistant Vice
President - Operations
J. R. Schmidt
Corporate Secretary
V. C. Van Vooren
Assistant Secretary
L. R. Van Horn
Treasurer
J. C. Vredenbregt
Assistant Treasurer
Ziegler Thrift
Trading, Inc.
R. D. Ziegler
Chairman
V. C. Van Vooren
President and Chief
Executive Officer
R. L. Kangrga
Vice President and
Assistant Secretary
M. W. Stefano
Vice President and
Treasurer
L. R. Van Horn
Vice President
J. R. Schmidt
Corporate Secretary
J. C. Vredenbregt
Assistant Treasurer
WRR Environmental
Services Co., Inc.
J. L. Hager
President and Chief
Executive Officer
J. D. Bisek
Vice President - Sales
and Marketing
J. Y. Lee
Vice President -
Quality Control
B. I. Heath
Vice President - Plant
Operations
D. J. Reali
Secretary-Treasurer
First Church Financing
Corporation
E. H. Rudnicki
President
L. R. Van Horn
Secretary and
Treasurer
J. R. Schmidt
Assistant Secretary
Ziegler Asset
Management, Inc.
R. D. Ziegler
Chairman
R. L. Hauswirth
President and Chief
Executive Officer
P. D. Ziegler
Senior Vice President
M. J. Dion
Vice President and
Chief Investment
Officer
D. L. Lauterbach
Vice President
R. F. Patek
Vice President -
Portfolio Manager
R. J. Tuszynski
Vice President
D. R. Wyatt
Vice President -
Retirement Plan
Services
J. R. Schmidt
Corporate Secretary
L. R. Van Horn
Treasurer
Ziegler Collateralized
Securities, Inc.
L. R. Van Horn
President
J. J. Becker
Vice President
J. R. Schmidt
Corporate Secretary
M. E. Sedlmeier
Treasurer
DIVISION AND SUBSIDIARY OFFICES
B. C. Ziegler and Company
 215 North Main Street
 West Bend, Wisconsin 53095-3348
 (414) 334-5521
 Preferred Stock Division
 1001 West Glen Oaks Lane, Suite 101
 Mequon, Wisconsin 53092-3365
 (414) 241-7200
Ziegler Securities Division
 Division Headquarters
 One South Wacker Drive
 Suite 3080
 Chicago, Illinois 60606-4617
 (312) 263-0110
 California Office
 1850 Mt. Diablo Boulevard
 Suite 640
 Walnut Creek, California 94596-4432
 (510) 930-0655
 Florida Office
 111 Second Avenue NE
 Suite 915
 St. Petersburg, Florida 33701-3441
 (813) 895-0202
 Wisconsin Office
 215 North Main Street
 West Bend, Wisconsin 53095-3348
 (414) 334-5521
Ziegler Healthcare Affiliates
Division
 California Office
 11925 Wilshire Boulevard
 Suite 316
 Los Angeles, California 90025
 (310) 575-4354
Ziegler Leasing Corporation
 Corporate Headquarters
 215 North Main Street
 West Bend, Wisconsin 53095-3348
 (414) 334-5521
 Regional Offices
 7800 Metro Parkway
 Suite 300
 Bloomington, Minnesota 55425
 (612) 854-2767
 16000 Bothell Everett Highway
 Suite 100
 Mill Creek, Washington 98012
 (206) 338-4616
 11479 South Pine Drive
 Suite 22
 Parker, Colorado 80134
 (303) 841-4711
Ziegler Thrift Trading, Inc.
 Minneapolis, Minnesota
 733 Marquette Avenue
 Suite 106
 Minneapolis, Minnesota 55402-2340
 (612) 333-4206
 Out of State: (800) 328-4854
 St. Paul, Minnesota
 336 Robert Street North
 Suite 210
 St. Paul, Minnesota 55101
 (612) 292-1505
 Out of State: (800) 433-1505
 Building 224-2S-34
 3M Center Building
 St. Paul, Minnesota 55144-1000
 (612) 737-5321
 670 McKnight Road, North
 Eastern Heights Bank Building
 St. Paul, Minnesota 55119-4140
 (612) 575-1000
 Ziegler Investment Services
 670 McKnight Road, North
 Eastern Heights Bank Building
 St. Paul, Minnesota 55119-4140
 (612) 736-7974
Ziegler Asset Management, Inc.
215 North Main Street
West Bend, Wisconsin 53095-3348
(414) 334-5521
 Fixed Income Division
 100 East Wisconsin Avenue
 Suite 1850
 Milwaukee, Wisconsin 53202
 (414) 271-0464
WRR Environmental Services Co., Inc.
5200 State Road 93
Eau Claire, WI 54701-9808
(715) 834-9624
Investor Information
Corporate Offices
215 North Main Street
West Bend, Wisconsin 53095-3348
Annual Meeting
The annual meeting of shareholders will be held at 10:00 a.m., April 24, 1995 at the West Bend Inn, 2520 West Washington Street, West Bend, Wisconsin. Copies of the Form 10-K covering the fiscal year 1994 are available upon request. Form 10-K is the Company's annual report filed with the Securities and Exchange Commission, Washington, D.C. Shareholders wishing to receive a copy, please write to:
The Ziegler Companies, Inc.
Attention:  Janine R. Schmidt
215 North Main Street
West Bend, Wisconsin 53095-3348
Market
The Ziegler Companies, Inc. common stock began trading on the American Stock Exchange on September 20, 1991. The range of bid and asked quotations during 1994 and 1993 was as follows:

1994               Bid     Asked     1993              Bid      Asked
1st Quarter  High  19      19-1/8    1st Quarter  High 19       19-1/4
             Low   16-1/4  16-5/8                 Low  15-1/8   15-3/8
2nd Quarter  High  18      18-3/8    2nd Quarter  High 18-7/8   19-1/8
             Low   16-1/8  16-3/8                 Low  16-1/2   16-7/8
3rd Quarter  High  17      17-3/8    3rd Quarter  High 18-1/2   18-7/8
             Low   16-1/8  16-1/2                 Low  16-1/2   16-3/4
4th Quarter  High  17-1/4  17-5/8    4th Quarter  High 17-5/8   17-7/8
             Low   14-7/8  15-1/8                 Low  16-3/8   16-5/8

Cash Dividends
Cash Dividends during 1994 and 1993 were paid as follows:

Per Share                                  1994         1993
January                                   $ .13        $ .13
  Extra cash dividend                       .55          .45
April                                       .13          .13
July                                        .13          .13
October                                     .13          .13
  Total                                   $1.07        $ .97

Holders of record on January 9, 1995, were paid a regular cash dividend of $.13 per share plus an extra cash dividend of $.20 per share on January 20, 1995.
Transfer Agent and Registrar
Firstar Trust Company
777 East Wisconsin Avenue
Milwaukee, Wisconsin 53202
Compensation Committee
Thomas J. Rolfs, Chairman
William R. Holmquist
Frederick J. Wenzel
Audit Committee
John C. Frueh, Chairman
Patrick D. J. Kenny
Bernard C. Ziegler III
AMEX Symbol
ZCO
                                     THE ZIEGLER COMPANIES, INC.
                              NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                                       Monday, April 24, 1995
TO THE SHAREHOLDERS OF THE ZIEGLER COMPANIES, INC.:
NOTICE IS HEREBY GIVEN that the annual meeting of shareholders of The Ziegler Companies, Inc., will be held on Monday, April 24, 1995 at 10:00 A.M. (Central Daylight Time) at the West Bend Inn, 2520 West Washington Street, West Bend, Wisconsin, for the following purposes:
               1.      To elect three directors for a term of three years.
               2. To vote on a proposal to ratify the retention of Arthur Andersen LLP as auditors for 1995.
               3. To transact any other business which may properly come before the meeting, or any adjournments thereof.
Shareholders of record at the close of business on February 20, 1995 will be entitled to vote at the meeting and any adjournments thereof.
               A PROXY AND PROXY STATEMENT ARE ENCLOSED HEREWITH.
               YOUR VOTE IS IMPORTANT.  TO ASSURE YOUR REPRESENTATION
               AT THIS MEETING, PLEASE FILL IN THE ENCLOSED PROXY,
               WHICH IS SOLICITED BY THE BOARD OF DIRECTORS, SIGN
               EXACTLY AS YOUR NAME APPEARS AND RETURN IMMEDIATELY.
               SHAREHOLDERS WHO EXECUTE PROXIES RETAIN THE RIGHT TO
               REVOKE THEM AT ANY TIME BEFORE THEY ARE VOTED.
                                           By Order of the Board of Directors,
                                           Janine R. Schmidt
                                           Secretary
March 3, 1995
215 North Main Street
West Bend, Wisconsin 53095
                                     THE ZIEGLER COMPANIES, INC.
                                        215 North Main Street
                                     West Bend, Wisconsin 53095
                                                                 March 3, 1995
                                           PROXY STATEMENT
                       ANNUAL MEETING OF SHAREHOLDERS, MONDAY, APRIL 24, 1995 This proxy statement is being mailed to the shareholders of The Ziegler Companies, Inc. (the "Company") on March 3, 1995, in connection with the solicitation by the Board of Directors of the Company of proxies for use at the annual meeting of the shareholders to be held at the West Bend Inn, 2520 West Washington Street, West Bend, Wisconsin, at 10:00 A.M., (Central Daylight
Time) on Monday, April 24, 1995, and at any adjournments of such meeting. Execution of a proxy given in response to this solicitation will not affect a shareholder's right to attend the meeting and to vote in person. Presence at the meeting of a shareholder who has signed a proxy does not in itself revoke a proxy. Any shareholder giving a proxy may revoke it at any time before it is exercised by giving notice thereof to the Company in writing or in open meeting. Unless so revoked, the shares represented by proxies will be voted at the meeting and at any adjournments thereof. Where a shareholder specifies a choice by means of a ballot provided in the proxy, the shares will be voted in accordance with such specification.
Only shareholders of record on February 20, 1995 are entitled to vote at the meeting. As of that date, the Company's issued and outstanding voting securities consisted of 2,449,643 shares of Common Stock, each having one vote per share.
                     STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Set forth below is a tabulation indicating those persons who, as of February
20, 1995, were known by the Company to be the beneficial owners of more than 5% of any class of the Company's voting securities. The following information is based on reports on Schedule 13D filed with the Securities and Exchange Commission or other reliable information. To the best of the Company's knowledge, all shareholdings represent shares actually owned and do not include shares which the designated person has the right to acquire.

                              Name and Address           Amount and Nature
Title of                        of Beneficial              of Beneficial             Percent
 Class                              Owner                    Ownership              of Class
Common Stock                Peter R. Kellogg (1)              400,000                16.32%
$1.00 Par Value             120 Broadway
                            New York, New York
                            Bernard C. Ziegler (2)            129,480                 5.28%
                            5402 Highway Z
                            West Bend, Wisconsin

(1) Mr. Peter R. Kellogg, Chief Executive Officer and Senior Partner, Spear, Leeds & Kellogg, 120 Broadway, New York, New York filed a Form 4 dated July 6, 1994 with the Securities and Exchange Commission disclosing that as of June 30, 1994, Mr. Kellogg beneficially owned an aggregate of 400,000 shares of the Company's common stock. Of those shares, 100,000 shares were owned by Mr. Kellogg personally, and 150,000 shares were owned by I.A.T. Reinsurance Syndicate, Ltd. ("IAT"), a Bermuda corporation of which Mr. Kellogg is the sole holder of voting stock. In addition, Mr. Kellogg may be deemed to be the indirect beneficial owner of 100,000 shares of common stock held by his wife, and 50,000 shares of common stock held by the Peter R. and Cynthia K. Kellogg Foundation, by virtue of his shared disposition and voting power. The aggregate number of shares of common stock, with respect to which Mr. Kellogg may be deemed to be the beneficial owner is 400,000 shares.
(2) Shares include an aggregate of 36,676 shares beneficially owned by Mr. Ziegler's spouse. Mr. Ziegler disclaims beneficial ownership of such shares.
Set forth below is a tabulation indicating as of February 20, 1995, the shares of equity securities of the Company and its subsidiary corporations, beneficially owned by (i) each of the executive officers of the Company or its subsidiaries, (ii) each director of the Company and each nominee for director of the Company and (iii) by all directors and executive officers of the Company as a group. Except as indicated below, no such person owns in excess of 1% of the outstanding shares of any class of the Company's equity securities. Except as indicated in the footnotes, each person has sole voting and dispositive power with respect to the number of shares indicated.

                                                             Amount and Nature
Title of                            Name of                    of Beneficial            Percent
 Class                         Beneficial Owner              Ownership (3)(4)          of Class
Common Stock           Peter R. Kellogg (1)                         400,000              16.32%
$1.00 Par Value        R. Douglas Ziegler (1)                       104,604               4.27%
                       William R. Holmquist (1)                      58,635               2.39%
                       Bernard C. Ziegler III (2)                    27,252               1.11%
                       Peter D. Ziegler (2)                          22,466
                       Patrick D. J. Kenny (1)(2)                    20,248
                       Ronald N. Spears                              15,893
                       S. Charles O'Meara                            11,433
                       Thomas J. Rolfs                                7,618
                       Vernon C. Van Vooren (1)                       5,320
                       Lynn R. Van Horn                               4,617
                       John C. Wagner                                 1,545
                       Jeffrey C. Vredenbregt                         1,460
                       John R. Green                                  1,100
                       John C. Frueh                                    500
                       Frederick J. Wenzel                              300

                       All directors and executive officers
                       as a group                    TOTAL          682,991

                                                     TOTAL PERCENT OF CLASS              27.88%

(1) Shares shown include an aggregate of 314,515 shares of common stock to which all such nominees and directors disclaim beneficial ownership. Such shares are beneficially owned in the amounts indicated: Mr. Kellogg (300,000); Mr. R. Douglas Ziegler (2,528); Mr. Holmquist (6,735); Mr. P. D. Ziegler (1,800); Mr. Kenny (3,352); and Mr. Van
        Vooren (100).
(2) Shares shown include an aggregate of 20,142 shares of common stock which are held in trusts of which nominees and directors are trustees or in custodian accounts for minors as to which directors serve as custodians, in the amount indicated: Mr. Kenny (11,392) (co-trustee, shared voting and investment power); Mr. Peter D. Ziegler (4,600) (custodian, sole voting and investment power) and (3,000) (co-trustee, shared voting and investment power); and Mr. B. C. Ziegler III (1,150) (co-trustee, shared voting and investment power). These nominees and directors disclaim beneficial ownership of these shares other than sole or shared voting and investment power as indicated.
(3) Includes shares of Common Stock which, as of February 20, 1995, were subject to outstanding stock options exercisable within 60 days as follows: Mr. P. D. Ziegler, 3,067 shares; Mr. Van Vooren, 820 shares; Mr. Van Horn, 2,000 shares; Mr. R. D. Ziegler, 500 shares; Mr. O'Meara, 11,333 shares; Mr. Wagner, 1,497 shares; and stock options for all directors and executive officers as a group, 21,050 shares.
(4) Except as otherwise indicated in the previous footnotes, all stock ownership is direct.
                                        ELECTION OF DIRECTORS
The Board of Directors consists of nine members of whom an equal number are elected each year to serve for terms of three years or until their successors are elected. It is intended that the enclosed proxy will be voted for the election of Messrs. P. D. Ziegler, F. J. Wenzel and P. R. Kellogg for terms expiring in 1998. Messrs. Ziegler and Wenzel are presently directors and were elected by a vote of the shareholders. Mr. Kellogg is being nominated to fill the position being vacated by Mr. T. J. Rolfs who will retire from the Board of Directors on April 24, 1995 under the Company's mandatory retirement age. Directors are elected by a plurality of the votes cast by the Company's shareholders at a meeting at which a quorum is present. "Plurality" means that the individuals who receive the greatest number of votes cast are elected as directors up to the maximum number of directors to be chosen at the meeting. Consequently, any shares not voted (whether by abstention, broker non-vote or otherwise) have no impact on the election of directors except to the extent the failure to vote for an individual results in another individual receiving a larger proportion of votes actually cast. Under Wisconsin law, cumulative voting for directors is permitted but is not presently provided for in the Company's Articles of Incorporation.
Information with respect to such nominees and other directors is set forth as follows:

        Name, Age, Principal Occupation                     Director of Company or a Subsidiary
         and Public Directorships (1)                           Thereof Continuously Since
Class of 1995 (Nominees)
(Term will expire in 1998)
Peter D. Ziegler, Age 45                                                   1986
  President and Chief Executive Officer
  of the Company; Director, West Bend
  Mutual Insurance Company, West Bend,
  Wisconsin; Director, Trustmark Insurance
  Company, Lake Forest, Illinois
Frederick J. Wenzel, Age 64 (1)                                            1993
  Advisor to the President, Marshfield
  Clinic, Marshfield, Wisconsin, a
  multi-specialty medical clinic;
  Executive Director and Chief Executive
  Officer, Medical Group Management
  Association, Englewood, Colorado
Peter R. Kellogg, Age 52                                                     -
  Chief Executive Officer and Senior
  Partner, Spear, Leeds & Kellogg,
  a specialist firm on the New York
  Stock Exchange; Director, Interstate
  Johnson Lane, Inc.
Class of 1996
(Term will expire in 1996)
William R. Holmquist, Age 69                                               1975
  Retired Senior Vice President -
  Marketing of the Company
Patrick D. J. Kenny, Age 54 (1)                                            1973
  Director of University Facilities,
  Mercer University, Macon, Georgia
Bernard C. Ziegler III, Age 45                                             1993
  President, Ziegler/Limbach, Inc.,
  West Bend, Wisconsin, a business and
  real estate development firm
Class of 1997
(Term will expire in 1997)
R. Douglas Ziegler, Age 68                                                 1952
  Chairman of the Board of the Company;
  Director, Johnson Controls, Inc.,
  Milwaukee, Wisconsin; Principal
  Preservation Portfolios, Inc.
John C. Frueh, Age 60                                                      1976
  President, Aegis Group, Inc., Pittsburgh,
  Pennsylvania, a firm specializing in
  acquisition and management of manufacturing
  and distributing companies
John R. Green, age 50                                                      1994
  Partner, Green Manning & Bunch, Denver,
  Colorado, a merchant banking firm

(1) Each of the nominees and directors has been in his principal occupation for the past five years or longer with the following exceptions:
               Mr. Wenzel was Executive Director of the Marshfield Clinic from August 1976 to June 1993.
               Mr. Kenny was a colonel in the United States Army until October 5, 1992, when he retired. He served as Senior Vice President, Columbus, Georgia Chamber of Commerce from October 5, 1992 until October 1, 1993 when he joined Mercer University.
Messrs. R. D. Ziegler, P. D. Ziegler (son of Mr. R. D. Ziegler), B. C. Ziegler III (nephew of Mr. R. D. Ziegler) and trusts or custodian accounts as to which either Mr. P. D. Ziegler or Mr. B. C. Ziegler III serve as co-trustee or custodian own beneficially 6.29% of the outstanding common stock of the Company.
                                       EXECUTIVE COMPENSATION
The Summary Compensation Table on page 9 shows the compensation for the past three years of the Company's Chief Executive Officer and of each of the Company's other executive officers who were serving as such during 1994, and whose compensation exceeded $100,000.
The table on page 10 shows information concerning the exercise of stock options during 1994 by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options held by each such executive officer.
                                           * * * * * * * *
Ziegler Growth Retirement Plan. All regular employees, including executive officers, of B. C. Ziegler and Company and designated subsidiaries, who have met certain length of service requirements are eligible to participate in the Ziegler Growth Retirement Plan ("Growth Plan"). The Growth Plan consists of two components, the 401(k) component and the profit sharing component. Under the 401(k) component, participants may elect to contribute from 1% to 6% of their monthly compensation (the "Participant's Contribution"). Each Participant Contribution constitutes a salary reduction which has the effect of reducing the participant's compensation for Federal income tax purposes.
B. C. Ziegler and Company contributes, on behalf of each participant, an amount equal to 50% of each Participant's Contribution. Under the profit sharing component, B. C. Ziegler and Company makes an annual determination, based on its profitability, of the amount it will contribute to the Growth
Plan as a profit sharing contribution. Funds contributed by the corporation will be allocated ratably to each participant's account in amounts up to 6% of the participant's annual compensation. For 1994, the Company's profit sharing contribution was 3% of eligible compensation.
Amounts contributed, accrued or vested for the fiscal year 1994, under the Growth Plan were $47,561 for all executive officers as a group and $668,383 for all employees as a group.
                                           * * * * * * * *
Incentive Stock Option Plan. On April 19, 1993, the shareholders of the Company approved the adoption of The Ziegler Company, Inc. 1993 Employees' Stock Incentive Plan ("1993 Plan"). Pursuant to the 1993 Plan, the Company granted qualified statutory stock options for an aggregate of 54,500 shares of the Common Stock of the Company to certain officers of the Company on December 29, 1993. The option price for each share under the options granted on December 29, 1993 is $16.625. The options expire on December 28, 2003, unless earlier terminated in connection with an employee's retirement, death, disability, or separation from the Company. The right of an employee to exercise an option is subject to a vesting schedule which provides that one-third of the shares subject to the option vest on each of the first three anniversaries of the grant.
Pursuant to the 1993 Employees' Stock Incentive Plan, on January 26, 1994, the Company issued an aggregate of 49,000 shares of restricted Common Stock of the Company to certain key employees in the Ziegler Securities Division of B. C. Ziegler and Company. Also pursuant to the 1993 Employees' Stock Incentive Plan, the Company issued an aggregate of 11,313 shares of restricted Common Stock to certain key employees in the Ziegler Securities Division on January 27, 1995. Under the restricted stock grants, an employee's title to the shares of restricted Common Stock is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before the restricted Common Stock is fully vested. The vesting schedule for the restricted Common Stock issued in 1994 extends to 2003, and the vesting schedule for the restricted Common Stock issued in 1995 extends to 2000. Pending vesting of the restricted shares of Common Stock, an employee is entitled to vote the restricted shares and receive dividends on the restricted shares. Employees may not transfer restricted shares until they are vested.
On January 22, 1993, a nonstatutory option was granted to an executive officer of the Company for 10,000 shares at a per share option price of $15.125. The option has a duration of ten years from the date of its grant.
                                           * * * * * * * *
Employee Stock Purchase Plan. On February 10, 1989, the Board of Directors adopted The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan"). The purpose of the Plan is to provide employees of the Company and certain of its subsidiaries with the opportunity to purchase shares of Common Stock and thereby share in the ownership of the Company. 150,000 shares of Common Stock, $1.00 par value may be issued under the Plan.
All full-time employees of the Company and any of its designated subsidiaries who have been employed at least two years are eligible to participate in the Plan. No employee may participate if he would own, directly or indirectly, 5% or more of the total combined voting power or value of all classes of Company stock.
On such dates as may be determined by the Company's Compensation Committee, options to purchase 10 shares of Common Stock for each $1,000 or fraction thereof of compensation earned in the calendar year immediately prior to the grant of the option will be granted to eligible employees. The purchase price per share shall not be less than 85% of the fair market value of the Common Stock on the date of exercise. The Compensation Committee may specify the maximum number of shares which may be purchased by an employee. The term of any option shall be determined by the Compensation Committee, but shall not exceed five years following the date of grant.
On March 15, 1993, the Board of Directors granted options effective May 1,
1993 to 224 eligible employees to purchase a total of 80,960 shares of the Company's common stock at a purchase price equal to 85% of the fair market value of the common stock on the date the options are exercised. On the effective date of the grant of the options, the market price of the Company's common stock was $17.25 per share. The options have a term of two years after which the unexercised options will expire and the balance of the unexercised shares will become available to be re-issued pursuant to subsequent option grants. P. D. Ziegler, R. N. Spears, L. R. Van Horn and V. C. Van Vooren were each granted options to purchase shares of common stock in the following amounts respectively: 1,500, 1,070, 780 and 820. All present executive officers as a group were granted options to purchase 5,990 shares of common stock and all employees including executive officers as a group were granted options to purchase 80,960 shares of common stock.
No options or SARs were granted to any of the named executive officers during 1994.

                                                        SUMMARY COMPENSATION TABLE
                                                                  Long-Term Compensation
                             Annual Compensation                 Awards           Payouts

                                                                      Securities
                                                                      Underlying
                                                                      Options/     Long-
                                                                      Stock        Term
                                             Other                    Apprecia-    Incen-    All
Name                                         Annual      Restricted   tion         tive      Other
and                                          Compensa-   Stock        Rights       Plan      Compensa-
Principal                  Salary    Bonus   tion        Award        (SAR's)      Payouts   tion
Position             Year  ($)       ($)     ($)(1)      ($)          (#)          ($)       ($)(2)
P. D. Ziegler        1994  171,600   None     2,948       None          8,400      None      10,926
President            1993  165,000   80,000   None        None          9,500      None      18,667
and CEO              1992  150,000  100,000   None        None          None       None      14,640
R. N. Spears         1994  113,110   12,000   2,782       None          4,000      None      11,150
Sr. Vice             1993  112,331   56,000   None        None          5,070      None      13,969
President            1992  107,494   63,000   2,640       None          None       None      11,341
S. C. O'Meara        1994  104,000    7,500   None        None         14,000      None       7,252
Sr. Vice Pres.       1993   96,218   25,000   None        None         14,000      None         768
and Gen. Cnsl.       1992     -        -       -           -             -         -          -
L. R. Van Horn       1994   93,600   15,000   None        None          6,780      None       8,851
Sr. Vice Pres.-      1993   90,000   55,000   None        None          6,780      None      11,685
Finance              1992   78,000   60,000   None        None          None       None       8,439
J. C. Wagner(3)      1994   91,724   15,000   None        None          2,830      None       8,213
Sr. Vice Pres.-      1993     -        -       -           -             -         -          -
Retail Sales         1992     -        -       -           -             -         -          -

(1)     Value realized upon exercise of stock options.
(2) Payments by B. C. Ziegler and Company under the Growth Plan (Mr. Ziegler, $9,000; Mr. Spears, $8,495; Mr. O'Meara, $6,355; Mr.
        Van Horn, $7,266; and Mr. Wagner, $6,643) and premiums paid by the Company for term life insurance and long-term disability insurance (Mr. Ziegler, $1,193; Mr. Spears, $970; Mr. O'Meara, $897; Mr.
        Van Horn, $837; and Mr. Wagner, $822) and taxable fringe benefits and commission (Mr. Ziegler, $733; Mr. Spears, $1,685; Mr. Van Horn,
        $748; Mr. Wagner, $748.)
(3)     Mr. Wagner did not serve as an executive officer during 1992 and 1993.

                                             AGGREGATED OPTION/STOCK APPRECIATION RIGHT (SAR)
                                    EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                                          Value of
                                                           Number of                    Unexercised
                                                           Securities                   In-the-Money
                                                           Underlying                   Options/SARs
                                                           Unexercised                      at
                                                          Options/SARs at             December 31, 1994
                                                         December 31, 1994                   ($)

                       Number of          Value
                    Shares Acquired     Realized
Name                  on Exercise          ($)        Exercisable/Unexercisable    Exercisable/Unexercisable
P. D. Ziegler            1,100            2,948             3,067 / 5,333                $  900 / $ -
R. N. Spears             1,070            2,782             1,333 / 2,667                $    - / $ -
L. R. Van Horn             -                -               2,780 / 4,000                $1,755 / $ -
S. C. O'Meara              -                -              11,333 / 2,667                $    - / $ -
J. C. Wagner               -                -               1,497 / 1,333                $1,868 / $ -

                     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
William R. Holmquist, a member of the Compensation Committee, was formerly the Senior Vice President - Marketing of the Company. Mr. Holmquist retired from that position in 1989.
                                    COMPENSATION COMMITTEE REPORT
The Compensation Committee is responsible for making recommendations on the compensation of the Company's executive officers to the Board of Directors.
In making its recommendations, the Compensation Committee considered a variety of factors. Among the factors considered are the following: (1) the financial performance of the Company as a whole on both a long-term and short-term basis (including net income and return on average shareholders' equity);
(2) with respect to each individual executive officer, the financial performance of that area of the Company, if any, for which such executive is responsible, (3) the compensation levels of executive officers in similar positions in similar companies; (4) the length of service by the employee to the Company; (5) the Company's evaluation of the executive's overall job performance; and (6) any other material information which the Compensation
Committee deems appropriate in the case of any particular individual. With regard to any individual executive officer, the Compensation Committee may weigh one or more of the above factors more heavily than the other factors.
The Committee annually considers discretionary bonuses for executive officers as a short-term incentive. In response to the decline in many of the indicators of the Company's financial performance, the amount of discretionary bonuses to executive officers and to other employee groups within the Company were substantially reduced from the preceding year. In addition, the Company's profit sharing contribution, which had been 6% of employees' eligible compensation for 1993, was reduced to 3% for 1994.
In lieu of a portion of annual cash bonus and in part as a long-term incentive, the Company awarded 11,313 shares of restricted stock to certain investment banking employees, but declined to grant long-term incentive stock options to any employees.
Mr. Peter D. Ziegler has been President of the Company since 1986 and Chief
Executive Officer of the Company since 1990.  Mr. Ziegler's compensation for
1994 was adjusted downward from 1993's level in a manner consistent with the Compensation Committee's decisions with respect to other executive officers.
The Committee believes that this relationship between the Company's decline in performance in 1994 and the compensation of its chief executive officer to be appropriate and in the interest of shareholders. Mr. Ziegler was not granted long-term stock options, restricted stock, or stock appreciation rights in 1994.
                                                COMPENSATION COMMITTEE
                                                 Thomas J. Rolfs, Chairman
                                                 William R. Holmquist
                                                 Frederick J. Wenzel

                                          PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Common
Stock and assuming reinvestment of dividends, with the cumulative total return of companies on the Standard & Poor's 500 Stock Index and on an index compiled by the Company of publicly held regional brokerage firms. The firms contained within the index of publicly held regional brokerage firms are:

        Advest Group Inc.                   McDonald & Company Investments
        Alex Brown Inc.                     Morgan Keegan Inc.
        First Albany Companies Inc.         Piper Jaffray Companies Inc.
        Inter-Regional Financial Group      Raymond James Financial Corporation
        Interstate/Johnson Lane Inc.        Rodman & Renshaw Capital Group
        Jefferies Group Inc.                Scott & Stringfellow Financial
        Kinnard Investments Inc.            Stifel Financial Corporation
        Legg Mason Inc.

                   12-31-90       12-31-91        12-31-92       12-31-93        12-31-94
Ziegler               $66            $167            $106          $117            $109
S&P 500               $97            $126            $136          $150            $152
Regionals             $72            $174            $206          $271            $207

                             Assumes $100 invested on December 31, 1989.

                                      COMPENSATION OF DIRECTORS
Directors not employed by the Company received the following compensation in 1994 for their services: (a) $11,000 annual retainer, (b) $500 for each board meeting attended and (c) $500 for each committee meeting attended. Directors may elect to defer all or part of compensation earned following the date of such election. Deferred amounts, plus interest, are paid in annual installments over a three year period beginning no later than the year after retirement from the Board of Directors. In 1994 the Company transferred to each non-employee director 100 shares of its Common Stock as part of such director's compensation.
                                 MEETINGS OF THE BOARD OF DIRECTORS
The Board of Directors met five times in 1994. All directors attended all meetings of the Board of Directors and all of the meetings of the Committees (Audit and Compensation) of which they are members.
                                COMMITTEES OF THE BOARD OF DIRECTORS
The Audit Committee of the Company during 1994 was composed of John C. Frueh (Chairman), Patrick D. J. Kenny and Bernard C. Ziegler III, Directors of the Company who are not officers or employees of the Company. The Committee met twice in 1994. The Audit Committee meets with the independent auditors to review the plan for and results of the annual audit, to review the range of audit fees, and to discuss financial reporting policies and practices and the system of internal control. Non-audit services and fees are also reviewed. The Committee meets with the internal auditor to review its activities during the year and the planned activities for the ensuing year. The Committee recommends the engagement of the independent auditors to the Board of Directors.
The Compensation Committee of the Company during 1994 was composed of Thomas
J. Rolfs (Chairman), William R. Holmquist and Frederick J. Wenzel, Directors of the Company who are not officers or employees of the Company. During 1994 the Compensation Committee met once and in doing so, the Committee reviewed the overall compensation policy, approved the Company's annual compensation program, the award of certain shares of restricted stock and determined compensation for the chief executive officer of the Company.
The Company does not have a Nominating Committee.
                                  SELECTION OF INDEPENDENT AUDITORS
The Board of Directors will propose the adoption of a resolution approving the Directors' decision to continue the employment of Arthur Andersen LLP as auditors. If the shareholders fail to ratify such selection, the Board will reconsider it. Representatives of Arthur Andersen LLP will be present at the shareholders' meeting with the opportunity to make a statement if they desire to do so, and to respond to appropriate questions. Arthur Andersen LLP performed the following audit services for the Company during 1994: audits of the annual consolidated financial statements of the Company and its subsidiaries.
                                       SHAREHOLDERS PROPOSALS
Proposals of shareholders intended to be presented at next year's annual meeting must be received by the Company no later than November 3, 1995 for inclusion in the Company's proxy materials.
                                            OTHER MATTERS
Based solely on a review of statements of beneficial ownership and of changes therein furnished to the Company during and with respect to the 1994 calendar year and written representations made to the Company, the management of the Company reports that during 1994, no director or officer or beneficial owner of more than 10% of the Company's common stock failed to file with the Securities and Exchange Commission on a timely basis reports of beneficial ownership of the Company's securities required by Section 16(a) of the Securities and Exchange Act of 1934, as amended.
Mr. B. C. Ziegler III, current Director, is also a shareholder, director and officer of Z/L Media Corporation, which is the general managing partner of KXRM Partnership, Colorado Springs, Colorado. KXRM has entered into three leases with Ziegler Leasing Corporation, a subsidiary of the Company. Monthly lease payments total $5,562.77.
The matters referred to in the notice of meeting and in the proxy statement are, as far as the Board of Directors now knows, the only matters which will be presented for consideration at the meeting. If any other matters properly come before the meeting, the persons named in the accompanying form of proxy will vote on them in accordance with their best judgment.
The cost of soliciting proxies will be borne by the Company. The Company expects to solicit proxies primarily by mail. Proxies may also be solicited personally and by telephone by certain officers of the Company. It is not anticipated that anyone will be specifically engaged to solicit proxies or that special compensation will be paid for that purpose. The Company may reimburse brokers or other nominees for their expenses in communicating with the persons for whom they held stock of the Company.
The Company's 1994 Annual Report, although not a part of this proxy statement, is enclosed.
                                        By Order of the Board of Directors,
                                        Janine R. Schmidt
                                        Secretary

                         THE ZIEGLER COMPANIES, INC. - SHAREHOLDERS'S PROXY
                          ANNUAL MEETING - APRIL 24, 1995 AND ADJOURNMENTS
        The undersigned having received the Notice of Annual Meeting and Proxy Statement dated March 3, 1995, and the Annual Report of 1994, hereby appoints
R. D. Ziegler and W. R. Holmquist, and each of them, as proxy with power of substitution, hereby revoking any previous proxies, to vote for the undersigned at the Annual Meeting of Shareholders of The Ziegler Companies,
Inc. (the "Company") on April 24, 1995, and any adjournments thereof, as follows:
        1.     GRANTING       WITHHOLDING       ABSTAIN       authority to vote
               in the election of Peter D. Ziegler, Frederick J. Wenzel and Peter R. Kellogg.
        2.     FOR       AGAINST       ABSTAIN       continued employment by the
               Company of Arthur Andersen LLP, as auditors.
        3. In their discretion, upon any other business which may come before the meeting.
THE UNDERSIGNED MAY WITHHOLD AUTHORITY TO VOTE FOR ANY OF THE INDIVIDUAL NOMINEES NAMED ABOVE BY DRAWING A LINE THROUGH THE NOMINEE'S NAME.
            (Proxy continues on reverse side hereof where it is to be signed.)
PROXY NO.                                                        NO. OF SHARES
              THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED AS DIRECTED,
             BUT IF NO DIRECTION IS INDICATED, WILL BE VOTED FOR ALL NOMINEES
                                     AND IN FAVOR OF PROPOSAL 2.
                                 Signed:
                                 Date:                                 , 1995
                                 Please sign exactly as name appears
                                 hereon. If signed as attorney, executor, administrator, trustee or guardian, please give full title as such. If shares are held in two or more names, all persons so named must sign. A proxy on behalf of a corporation should be signed in its name by a duly authorized officer.
                         THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS.
                             PLEASE SIGN AND RETURN THIS PROXY PROMPTLY.