Form 10-Q
period 1995-03-31
ZIEGLER COMPANIES INC
filed 1995-05-15
CIK 109312

Form 10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                             OR
       [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                               Commission file number 1-10854
                                 THE ZIEGLER COMPANIES, INC.
                   (Exact name of registrant as specified in its charter)
           Wisconsin                                            39-1148883
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)
                      215 North Main Street, West Bend, Wisconsin 53095
                    (Address of principal executive offices)  (Zip Code)
             Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1995 was 2,450,963 shares.
                                           PART I
                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED INCOME STATEMENTS
                                         (Unaudited)

                                                      For the Three Months Ended
                                                         March 31,     March 31,
                                                           1995           1994
Revenues:
  Investment banking and commission income            $ 5,411,055  $ 5,545,657
  Interest and dividends                                1,068,886      868,059
  Lease income                                          2,500,161    2,595,790
  Gross profit on chemical products                       615,511      457,615
  Insurance agency                                        290,409      381,797
  Other                                                 1,444,512    1,108,927
      Total revenues                                   11,330,534   10,957,845
Expenses:
  Employee compensation and benefits                    4,752,317    4,696,610
  Commissions and clearing fees                           168,637      174,545
  Communications                                          642,202      562,217
  Occupancy and equipment                               2,228,610    2,170,384
  Promotional                                             486,137      511,868
  Professional and regulatory                             238,103      316,060
  Interest                                              1,404,604    1,227,086
  Other operating expenses                              1,406,843    1,154,150
     Total expenses                                    11,327,453   10,812,920
Income before income taxes                                  3,081      144,925
Provision for (benefit from) income taxes                 (16,400)      49,500
      Net income                                      $    19,481  $    95,425
Earnings per share                                          $ .01        $ .04
Dividends per share                                         $ .13        $ .13
Average number of shares outstanding                    2,394,416    2,434,065

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                    March 31,    December 31,
                                                      1995           1994
ASSETS
  Cash                                              $  4,535,422  $  5,185,343
  Short-term investments                              14,943,768    19,027,837
  Bonds due and called as of April 1, 1995
    and January 1, 1994, respectively                  1,265,320     1,285,301
      Total cash and cash equivalents                 20,744,510    25,498,481

  Securities inventory                                 9,226,491    22,803,084
  Accounts receivable -- securities sales              4,322,274     5,253,705
  Accounts receivable -- other                         3,342,278     3,293,159
  Investment in and receivables from
    affiliates                                         2,536,124     2,578,926
  Investment in leases                                56,397,116    56,062,738
  Notes receivable                                    18,806,414    21,029,012
  Land, buildings and equipment, at cost,
    net of reserves for depreciation of
    $13,648,998 and $13,519,851,
    respectively                                       6,718,748     6,813,086
  Other assets                                        10,984,550     9,108,016
      Total assets                                  $133,078,505  $152,440,207
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                          $ 19,559,321  $ 19,728,501
  Payable to customers                                 3,731,357     5,876,231
  Payable to broker-dealers                              200,169     1,217,984
  Accounts payable                                     3,364,505     2,738,966
  Dividends payable                                      318,545       804,026
  Accrued income taxes                                   138,896             -
  Deferred income taxes                                5,092,284     5,322,679
  Notes payable to banks                              15,221,877    26,900,354
  Bonds payable                                       30,333,932    31,605,241
  Other liabilities and deferred items                 4,949,089     7,866,203
      Total liabilities                               82,909,975   102,060,185
  Commitments
  Stockholders' equity
    Common stock, $1 par, authorized
      7,500,000 shares, issued 3,544,030               3,544,030     3,544,030
  Additional paid-in capital                           5,988,089     6,030,565
  Retained earnings                                   58,435,487    58,734,576
  Treasury stock, at cost, 1,093,067
    and 1,107,587 shares, respectively               (16,942,228)  (17,196,800)
  Unearned compensation                                 (856,848)     (732,349)
      Total stockholders' equity                      50,168,530    50,380,022
      Total liabilities and
        stockholders' equity                        $133,078,505  $152,440,207

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                   For the Three Months Ended
                                                   March 31,         March 31,
                                                      1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $    19,481     $   95,425
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                   1,645,564      1,651,536
      Provision for losses                               34,700         33,150
      Loss on sale of equipment                          38,331              -
      Gain on sale of leased equipment                  (91,216)      (327,301)
      Unrealized (gain) loss on securities
        inventory                                       (12,932)       173,000
      Compensation related to restricted
        stock grants                                     44,489         21,084
      Undistributed earnings of
        unconsolidated affiliate                        (46,292)             -
    Changes in operating assets and
      liabilities:
        Decrease (Increase) in -
          Securities inventory                       13,589,525    (63,667,231)
          Accounts receivable --
            security sales                              931,431      3,127,438
          Accounts receivable -- other                  (56,923)      (330,555)
          Other operating assets                     (2,033,274)     2,639,366
        Increase (Decrease) in -
          Payable to customers and
            broker-dealers                           (3,162,689)     1,732,630
          Accounts payable net of payments
            for purchases of assets
            to be leased                                427,238      1,200,725
          Income taxes payable                          138,896        194,524
          Deferred income taxes                        (230,395)      (331,281)
          Notes payable to banks                    (11,280,000)    (6,171,195)
          Securities sold under agreements
            to repurchase                                     -     73,132,726
          Other operating liabilities                (2,953,294)    (2,159,681)
      Net cash provided by (used in)
        operating activities                         (2,997,360)    11,014,360
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                                     8,805              -
    Principal payments received under
      leases                                          3,954,396      3,439,088
    Sale of leased equipment                            576,733      2,293,609
    Payments received on notes receivable             6,150,719        496,772
    Decrease in advances to affiliates                  158,646              -
  Payments for:
    Purchase of assets to be leased                  (2,700,162)    (3,353,753)
    Issuance of notes receivable                     (6,568,771)    (5,238,651)
    Capital expenditures                               (233,677)    (1,012,472)
      Net cash provided by (used in)
        investing activities                          1,346,689     (3,375,407)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             26,207,000     21,925,000
    Exercise of employee stock options                   43,108         34,997
    Other                                                     -         26,600
  Payments of:
    Principal on short-term notes payable           (26,340,000)   (19,869,000)
    Principal on notes payable to banks                (398,477)      (404,964)
    Principal on nonrecourse debt                      (538,905)      (321,072)
    Repayment of bonds payable                       (1,272,000)      (697,000)
    Dividends                                          (804,026)    (1,620,717)
      Net cash used in
        financing activities                         (3,103,300)      (926,156)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 (4,753,971)     6,712,797
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                  25,498,481     19,484,100
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                      $ 20,744,510   $ 26,196,897
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid during the period                  $  1,308,000   $  1,028,000
  Income taxes paid during the period              $     23,000   $     78,000
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Conversion of Notes Receivable to
    Investment in Leases at the
    initiation of a lease                          $  2,664,670   $    586,405
  Granting of restricted stock from
    treasury stock                                 $    168,988   $    848,313

The accompanying notes to consolidated financial statements are an integral part of these statements.
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                       March 31, 1995
Note A -- Basis of Presentation
       The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior first quarter amounts have been reclassified to conform with the current year presentation.
Note B -- Commitments and Contingent Liabilities
       In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issue to customers. BCZ had no such commitments outstanding at March 31, 1995.
       As of March 31, 1995, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $4,334,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
       As of March 31, 1995, Ziegler Financing Corporation (ZFC) had financial commitments to unrelated entities for construction and other loans of approximately $64,000.
       In 1983, WRR was placed on the National Priority List of sites regulated by the Superfund Act because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. While still subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research, Conservation and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
       WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of March 31, 1995, WRR has been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, an initial reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR should be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established an initial reserve of $500,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
       WRR is jointly and severally liable on two sites. To the extent that WRR is found liable for contributing to the pollution at the third site, its liability will be joint and several. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $662,000 at March 31, 1995.
Note C -- Stock Option Plans
       The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. As of March 31, 1995, unexercised options for 66,220 shares were outstanding. All outstanding options are currently exercisable through April 30, 1995, at 85% of the market value on the date of exercise. Options for a total of 2,507 shares were exercised at prices averaging $12.95 per share during 1995. Under the 1989 Plan, 59,820 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 2,660 shares were forfeited during the period.
       On January 27, 1995, the Company issued an aggregate of 11,313 shares of restricted common stock of the Company to certain key employees pursuant to the 1993 Employees' Stock Incentive Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 27, 2000. The market value of the restricted stock, when issued, was $14.9375 per share. The total value at issuance will be amortized and recorded as compensation over the period of vesting. The shares are considered as outstanding, but may not be transferred by the recipients until vested.
Note D -- Earnings Per Share
       Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
       As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc. (ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times
"net capital" (15 to 1) as those terms are defined.
       Approximate net capital data as of March 31, 1995, is as follows:

                                                      BCZ            ZTT

              Aggregate indebtedness              $   992,000     $3,406,000
              Net capital                         $17,729,000     $1,069,000
              Ratio of aggregate indebtedness
                to net capital                       .06 to 1      3.19 to 1
              Required net capital                $   595,000     $  250,000

       In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of March 31, 1995, there was approximately $5,930,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
       The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                  For the Three Months Ended
                                                 March 31,            March 31,
                                                   1995                 1994

       Income, primarily interest                  $2,694,422     $3,350,406

       Expenses -
         Interest                                   2,419,843      2,526,774
         Amortization of Bond Issuance Costs          153,898        776,498
         Management Fees (Subsidies)                   81,633        (68,747)
         Other                                         39,048        115,881
           Total Expenses                           2,694,422      3,350,406
       Net Income                                  $        -     $        -

Note G -- Securities Inventory
       Securities inventory consisted of the following:

                                                March 31,        December 31,
                                                  1995               1994

       Municipal bond issues                    $ 4,695,403       $11,344,996
       Corporate bond issues                         87,585           189,345
       Institutional bond issues                    236,919         4,826,932
       U. S. Government securities                        -         4,157,527
       Preferred Stock                              644,944           519,001
       Other securities                           3,561,640         1,765,283
                                                $ 9,226,491       $22,803,084

Note H -- Notes Payable to Banks
       BCZ had no short-term bank borrowings outstanding at March 31, 1995. Such borrowings are used for specific underwritings and are due on demand. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
       Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
       Summarized balance sheet information of ZCSI as of March 31, 1995 and December 31, 1994 and income statements for the three month periods ended March 31, 1995 and 1994 are as follows:

                                                     Balance Sheets as of:
                                                March 31,        December 31,
                                                  1995               1994

       Investment in leases                     $ 9,076,286       $10,509,676
       Notes receivable                           3,226,030         3,487,364
       Other assets                               2,474,410         1,815,606
         Total assets                           $14,776,726       $15,812,646
       Bond payable                             $11,872,000       $12,522,000
       Other liabilities                          2,894,726         3,280,646
         Total liabilities                       14,766,726        15,802,646
       Stockholder's equity                          10,000            10,000
         Total liabilities and
           stockholders' equity                 $14,776,726       $15,812,646

                                                   Income Statements for the
                                                      Three Months Ended
                                                March 31,          March 31,
                                                  1995               1994

       Lease income                             $   247,613       $   276,334
       Interest income                              114,148            50,515
         Total income                               361,761           326,849
       Interest expense                             242,134           189,366
       Management fees                               31,858            52,286
       Other expenses                                87,769            85,197
         Total expenses                             361,761           326,849
       Net income                               $         -       $         -

       In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
       An analysis of each outstanding bond series as of March 31, 1995 and for the three month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                        Collateral     Lease/      Bond       Other     Excess
Series       Bonds         Value        Note     Interest    Related      of
  No.     Outstanding     at Cost      Income     Expense   Expenses    Income
  1      $  900,000    $1,057,228    $ 34,206   $ 16,875    $ 3,520    $13,811
  2      $1,750,000    $1,940,923    $ 45,696   $ 28,625    $ 7,987    $ 9,084
  3      $1,770,000    $1,975,500    $ 50,495   $ 26,231    $12,883    $11,381
  4      $2,452,000    $2,753,450    $ 65,396   $ 34,907    $11,669    $18,820
  5      $5,000,000    $6,614,783    $129,789   $ 85,375    $33,406    $11,008

Note J -- Subsequent Event
       In April, 1995, WRR entered into an agreement to purchase the assets of a company located adjacent to WRR's existing plant in Eau Claire, Wisconsin. The assets to be purchased include land, buildings, equipment, and inventory owned or used by the selling company. The closing of the purchase is subject to certain contingencies, and the determination of the exact purchase price is contingent upon inventory levels of the seller on the closing date. WRR estimates the purchase price will approximate $1,100,000. WRR intends to utilize the assets to operate a retail sales, manufacturing and repair business for roadway maintenance vehicles, the same business in which the selling company is presently engaged. The closing date is anticipated to be August 1, 1995.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  RESULTS OF OPERATIONS AND
                               LIQUIDITY AND CAPITAL RESOURCES
                         Results of Operations - Three Months Ended
                                   March 31, 1995 and 1994
       The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") has been and continues to be investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry. The Company is also involved in other financial service activities, specifically equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, reduced commission brokerage services, investment management and advisory services, and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement as well as the recycling, reclaiming, and disposing of chemical wastes.
       Total revenues of the Company in 1995 were $11,331,000 compared to $10,958,000 in 1994, an increase of $373,000 or 3%. Operating expenses in 1995 were $11,327,000 compared to $10,813,000 in 1994, an increase of $514,000 or
5%. There was a benefit from income taxes in 1995 of $16,400 compared to a provision for income taxes of $49,500 in 1994. Net income in 1995 was $19,000 compared to $95,000 in 1994. Earnings per share in 1995 was $.01 compared to $.04 in 1994.
1994 revenues and expenses were restated due to a reclassification affecting gross profit on chemical products. These changes do not affect the overall results of operations in 1994. The changes in revenues, operating expenses and net income for 1995 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as changes in our nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking and Broker-Dealer Activities
       B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenue of $5,988,000 in 1995 compared to $5,946,000 in 1994, an increase of $42,000 or 1%. Revenues from securities activities in 1995 were $4,578,000 compared to $4,685,000, a decrease of $107,000 or 2%. Both first quarters had low levels of municipal and corporate underwritings. Whereas 1994 suffered from uncertainty over healthcare reform and early interest rate increases, 1995 suffered primarily from high interest rates and the low level of new issue volumes. Non-underwritten product sales dropped significantly as retail investor activity did not materialize given the economy and interest rates. Secondary trading profits were higher as efforts were made to obtain products which were of interest to investors. Insurance agency income decreased $92,000 due to a decrease in commissions awarded based on insurance underwriting loss experience. Other income was higher by $248,000, primarily due to increased fee income.
Interest income was comparable between years. Total BCZCO expenses were $6,568,000 in 1995 compared to $6,387,000 in 1994, an increase of $181,000 or
3%. The increase was split between communications expense and other expense related to the sponsorship of mutual funds. All other expense categories did not change significantly. BCZCO had a net loss in 1995 of $340,000 compared to a net loss of $264,000 in 1994.
       Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $992,000 in 1995 and $991,000 in 1994. Commission income was $886,000 in 1995 compared to $915,000 in 1994, a decrease of $29,000 or 3%. Trading volumes were approximately equal indicating smaller trades and slightly less commission per trade. An increase in other income, primarily fees from stock option trading, offset the decline in commissions. Total expenses of ZTT were $772,000 in 1995 compared to $764,000 in 1994. A decrease of $35,000 in brokerage commissions and clearing fees was more than offset by a $41,000 increase in employee compensation and benefits. Other expense categories changed by lesser amounts. Net income for ZTT was $137,000 in 1995 compared to $139,000 in 1994.
       Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $357,000 in 1995 compared to $368,000 in 1994. An approximate 10% increase in total assets under management to just over $500,000,000 was offset by the lower fees associated with a different mix of assets being managed. Total expenses of ZAMI were $356,000 in 1995 compared to $290,000 in 1994, an increase of $66,000 or 23%. Substantially all of the increase is due to the reimbursement of management fees related to expense reimbursement agreements with money market and mutual funds whose assets are under management. Professional fees in the form of subadvisory fees decreased $105,000, but were approximately offset by increases in employee compensation and benefits with the addition of the fixed income division in the third quarter of 1994. Other changes in expense categories were not significant. Net income for ZAMI was breakeven in 1995 compared to $44,000 in 1994.
Lease Financing Activities
       Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues of $2,562,000 in 1995 compared to $2,830,000 in 1994, a decrease of $268,000 or 9%. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $2,253,000 in 1995 compared to $2,319,000 in 1994, a decrease of $66,000 or 3%.
A lower level of equipment on lease for financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $91,000 in 1995 compared to $327,000 in 1994, a decrease of $236,000 or 72%. A lower volume of equipment coming off lease and less favorable market conditions are the reasons for the decrease in equipment gains. Total expenses of ZLC were $2,353,000 in 1995 compared to $2,379,000 in 1994. Depreciation expense on operating equipment, the largest component of expense, was $1,204,000 in 1995 and $1,207,000 in 1994. Like depreciation expense, all other expenses did not vary significantly between years. The resulting net income for ZLC was $128,000 in 1995 compared to $278,000 in 1994, a decrease of $150,000.
       Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchases the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $362,000 in 1995 compared to $327,000 in 1994, an increase of $35,000 or 11%.
The addition of a fifth series of bonds outstanding in the fourth quarter of 1994 and the related leases and notes are the reasons for the increased revenues. Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss.
The largest component of expense is interest expense. Interest expense was $242,000 in 1995 compared to $189,000 in 1994, an increase of $53,000 or 28%.
Management and servicing fees paid ZLC were $49,000 in 1995 compared to $66,000 in 1994 reflecting a less favorable spread between bonds outstanding and the collateral of leases and notes.
Other Services and Activities
       Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients. Total revenues of ZFC were $65,000 in 1995 compared to $79,000 in 1994 and reflect primarily interest income. Fluctuations in the loan portfolio and yield on loans versus short-term investments are the reasons for the difference between years. Total expenses were $99,000 in 1995 compared to $76,000 in 1994 and reflect primarily interest expense. The increase in interest rates is the primary reason for the increase in 1995. ZFC had a net loss of $21,000 in 1995 compared to net income of $2,000 in 1994. Net income was negatively impacted in both periods by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO.
       First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $234,000 in 1995 compared to $111,000 in 1994. FCFC had expenses of $223,000 in 1995 compared to $111,000 in 1994. The addition of a second series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $7,000 in 1995 compared to breakeven in 1994.
       WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $2,521,000 in 1995 compared to $2,094,000 in 1994, an increase of $427,000 or 20%. Increased sales of specialized services, specifically remediation and spill cleanups, along with modest increases in most other services are the reasons for the increased sales. The gross margin percentage was 24% in 1995 compared to a restated 22% in 1994. This increase is due to the higher margins on specialized services noted above. Total expenses of WRR were $567,000 in 1995 compared to a restated $493,000 in 1994, an increase of $74,000 or 15%.
The increase in expenses is due to an increase in administrative personnel, and professional fees associated with the current environmental matters.
Certain 1994 expenses, including trucking expenses, have been reclassified to reflect the changing operations at WRR. Net income for WRR was $34,000 in 1995 compared to a loss of $20,000 in 1994.
       The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues for ZCI in 1995 were $345,000 compared to a negative $1,000 in 1994. Unfavorable equity trading activity offset all other income, primarily interest, in 1994. Interest income in 1995 of $197,000 is primarily due to the interest earnings on a credit facility established by ZCI for a corporation which generates automobile loans to individual customers and compares to $133,000 in 1994. Income from Heartland Capital Corporation, an unconsolidated affiliate, was $46,000 in 1995. The remaining differences in revenues for each year are due to trading profits or losses. Total expenses for ZCI in 1995 were $165,000 compared to $77,000 in 1994. The increase is primarily due to interest expense associated with the funding of the credit facility. Net income for ZCI in 1995 was $133,000 compared to a net loss of $53,000 in 1994.
                               Liquidity and Capital Resources
       The Company's primary activities involve investment banking, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 5% of total
Company assets and investment in leases was 42% of total Company assets.
       The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first three months of 1995, a total of $26,207,000 of notes were issued and $26,340,000 were repaid. In the first three months of 1994, a total of $21,925,000 of notes were issued and $19,869,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $19,746,000 at March 31, 1995. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
       ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $13,000,000 at March 31, 1995 and $15,000,000 at March 31, 1994. The
$10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of March 31, 1995, there was $2,580,000 of nonrecourse debt recorded by ZLC and $2,916,000 at March 31, 1994.
       In 1993, ZFC entered into a loan for $4,610,000 with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments totaling $6,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The amount due ZFC at March 31, 1995 is approximately $4,086,000. The loan is secured by a first mortgage on the underlying real estate. The loan is recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,330,000 at March 31, 1995, and is included in Other Assets on the balance sheet.
       ZCSI issues bonds to the public as a source of cash. No new bonds were issued in the first three months of 1995 and $650,000 of bonds were redeemed at maturity. Total bonds outstanding were $11,872,000 at March 31, 1995, and $11,540,000 at March 31, 1994. The bonds are due serially from June, 1995 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
       FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. No new bonds were issued in the first three months of 1995 and $622,000 of bonds were called and redeemed. Total bonds outstanding were $7,992,000 at March 31, 1995, and $4,390,000 at March
31, 1994.
       WRR has bonds outstanding at a face value of $485,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to finance continuing operations.
       BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit available through banking relationships, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. As of March 31, 1995, there were no amounts outstanding under these lines of credit. BCZCO also has broker loan arrangements available through banking relationships.
       The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
                                           PART II
Items 1 through 5.
              Not applicable
Item 6.       Exhibits and Reports on Form 8-K
              (a)    Exhibits:

                     Exhibit No.                 Description

                       27                      Financial Data Schedule (filed
                                               electronically herewith this
                                               Form 10-Q Quarterly Report)

              (b)    Reports on Form 8-K:
                     None

                                         SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                 THE ZIEGLER COMPANIES, INC.
Dated:  May 12, 1995                             By
                                                        Peter D. Ziegler
                                                        President
Dated:  May 12, 1995                             By
                                                        Lynn R. Van Horn
                                                        Senior Vice President -
                                                        Finance