Form 10-Q
period 1995-06-30
ZIEGLER COMPANIES INC
filed 1995-08-11
CIK 109312

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995
                              OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1995 was 2,435,719 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                      For the Three Months Ended
                                        June 30,        June 30,
                                          1995            1994
Revenues:
  Investment banking and commission
    income                           $ 6,849,136    $ 6,807,855
  Interest and dividends                 953,455        988,960
  Lease income                         2,430,524      2,534,708
  Gross profit on chemical products      949,788      1,336,728
  Insurance agency                       228,432        195,538
  Other                                1,560,203        971,315
    Total revenues                    12,971,538     12,835,104
Expenses:
  Employee compensation and benefits   5,277,923      4,834,105
  Commissions and clearing fees          219,122        176,917
  Communications                         682,456        640,269
  Occupancy and equipment              2,229,528      2,123,420
  Promotional                            460,659        606,358
  Professional and regulatory            202,193        267,492
  Interest                             1,344,867      1,232,329
  Other operating expenses             1,336,736      1,167,826
    Total expenses                    11,753,484     11,048,716
Income before income taxes             1,218,054      1,786,388
Provision for income taxes               446,200        715,200
    Net income                       $   771,854    $ 1,071,188
Earnings per share                         $ .32          $ .44
Dividends per share                        $ .13          $ .13
Average number of shares outstanding   2,392,303      2,434,611

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                       For the Six Months Ended
                                        June 30,        June 30,
                                           1995           1994
Revenues:
  Investment banking and commission
    income                           $12,260,192    $12,353,512
  Interest and dividends               2,022,341      1,857,019
  Lease income                         4,930,684      5,130,498
  Gross profit on chemical products    1,565,299      1,794,343
  Insurance agency                       518,840        577,334
  Other                                3,004,716      2,080,243
    Total revenues                    24,302,072     23,792,949
Expenses:
  Employee compensation and benefits  10,030,240      9,530,716
  Commissions and clearing fees          387,759        351,461
  Communications                       1,324,658      1,202,485
  Occupancy and equipment              4,458,138      4,293,805
  Promotional                            946,796      1,118,225
  Professional and regulatory            440,296        583,554
  Interest                             2,749,471      2,459,414
  Other operating expenses             2,743,579      2,321,976
    Total expenses                    23,080,937     21,861,636
Income before income taxes             1,221,135      1,931,313
Provision for income taxes               429,800        764,700
    Net income                       $   791,335    $ 1,166,613
Earnings per share                         $ .33          $ .48
Dividends per share                        $ .26          $ .26
Average number of shares outstanding   2,394,416      2,434,338

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                      June 30,    December 31,
                                        1995          1994
ASSETS
  Cash                             $  4,344,474  $  5,185,343
  Short-term investments              8,931,959    19,027,837
  Bonds due and called as of
    July 1, 1995 and January 1,
    1995, respectively                  914,947     1,285,301
      Total cash and cash
        equivalents                  14,191,380    25,498,481
  Securities inventory                8,470,820    22,803,084
  Accounts receivable --
    securities sales                  5,731,238     5,253,705
  Accounts receivable -- other        4,688,422     3,293,159
  Investment in and receivables
    from affiliates                   2,504,569     2,578,926
  Investment in leases               53,597,540    56,062,738
  Notes receivable                   20,786,520    21,029,012
  Land, buildings and equipment,
    at cost, net of accumulated
    depreciation of $13,915,820
    and $13,519,851, respectively     6,773,245     6,813,086
  Other assets                       12,526,453     9,108,016
                                   $129,270,187  $152,440,207
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Short-term notes payable         $ 18,784,251  $ 19,728,501
  Payable to customers                5,069,397     5,876,231
  Payable to broker-dealers             416,402     1,217,984
  Accounts payable                    1,912,664     2,738,966
  Dividends payable                     316,663       804,026
  Accrued income taxes                   22,019             -
  Deferred income taxes               5,092,284     5,322,679
  Notes payable to banks             12,851,302    26,900,354
  Bonds payable                      29,123,625    31,605,241
  Other liabilities and
    deferred items                    5,237,949     7,866,203
      Total liabilities              78,826,556   102,060,185
  Commitments
  Stockholders' equity
    Common stock, $1.00 par,
      authorized 7,500,000 shares,
      issued 3,544,030 shares         3,544,030     3,544,030
  Additional paid-in capital          5,978,983     6,030,565
  Retained earnings                  58,890,598    58,734,576
  Treasury stock, at cost,
    1,108,311 and 1,107,587 shares,
    respectively                    (17,166,071)  (17,196,800)
  Unearned compensation                (803,909)     (732,349)
        Total stockholders' equity   50,443,631    50,380,022
                                   $129,270,187  $152,440,207

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                           For the Six Months Ended
                                             June 30,      June 30,
                                               1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $    791,335  $  1,166,613
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization         3,216,852     3,278,456
      Provision for losses                     68,850       129,300
      (Gain) Loss on sale of equipment         40,130       (20,011)
      Gain on sale of leased equipment       (323,930)     (442,043)
      Unrealized (gain) loss on
        securities inventory                   21,692        (2,000)
      Compensation related to restricted
        stock grants                           97,428        52,712
      Undistributed earnings of
        unconsolidated affiliate              (99,535)            -
      Changes in operating assets and
        liabilities:
          Decreases (Increase) in -
            Securities inventory           14,310,572       102,695
            Accounts receivable --
              security sales                 (477,533)    3,699,168
            Accounts receivable --
              other                          (516,186)     (487,767)
            Other operating assets         (3,564,324)    2,683,220
          Increase (Decrease) in -
            Payable to customers and
              broker-dealers               (1,608,416)      347,151
            Accounts payable net of
              payments for purchase of
              assets to be leased          (1,595,483)      852,823
            Accrued income taxes               22,019      (312,991)
            Deferred income taxes            (230,395)     (191,572)
            Notes payable to banks        (11,280,000)   10,161,362
            Other operating
              liabilities                  (2,710,504)   (2,002,640)
            Net cash provided by (used
              in) operating activities     (3,837,428)  19,014,476
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                          22,857        20,626
    Principal payments received
      under leases                          7,956,990     7,040,037
    Sale of leased equipment                2,368,541     2,897,651
    Payments received on notes
      receivable                            9,229,768     1,525,052
    Decrease in advances to affiliate         158,646             -
  Payments for:
    Investment in/loans to affiliates               -       (62,079)
    Purchase of assets to be leased        (5,021,776)   (6,078,359)
    Issuance of notes receivable          (13,319,261)  (10,427,699)
    Capital expenditures                     (586,519)   (1,346,728)
      Net cash provided by (used in)
        investing activities                  809,246    (6,431,499)

          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          (Unaudited)

                                           For the Six Months Ended
                                             June 30,      June 30,
                                               1995          1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes
      payable                              46,560,000    53,487,000
    Issuance of non-recourse debt             241,422             -
    Exercise of employee stock
      options                                  67,655        39,359
    Other                                           -        30,000
  Payments of:
    Principal on short-term notes
      payable                             (47,422,000)  (51,515,000)
    Principal on notes payable
      to banks                             (2,769,052)   (2,819,438)
    Principal on nonrecourse debt          (1,093,772)     (649,721)
    Repayment of bonds payable             (2,483,000)   (2,237,000)
    Purchase of treasury stock               (257,496)       (3,400)
    Dividends                              (1,122,676)   (1,937,190)
      Net cash used in financing
        activities                         (8,278,919)   (5,605,390)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (11,307,101)    6,977,587
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      25,498,481    19,484,100
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 14,191,380  $ 26,461,687
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Interest paid during the period      $  2,768,000  $  2,500,000
    Income taxes paid during
      the period                         $    426,000  $  1,161,000
SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING ACTIVITIES:
    Conversion of Notes Receivable
      to Investment in Leases at
      the initiation of a lease          $  4,364,224  $  1,607,441
    Granting of restricted stock
      from treasury stock                $    168,988  $    848,813

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          June 30, 1995
Note A -- Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.
Note B -- Commitments and Contingent Liabilities
     In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issue to customers. BCZ had no such commitments outstanding at June 30, 1995.
     As of June 30, 1995, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $3,054,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
     As of June 30, 1995, Ziegler Financing Corporation (ZFC) had financial commitments to unrelated entities for construction and other loans of approximately $900,000.
     WRR has disposed of wastes at disposal sites which are now on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of June 30, 1995, WRR has been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, an initial reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments related to remediation activities at this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that its proportionate share of remediation costs will range from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established an initial reserve of $500,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
     The liability of parties contributing to pollution is joint and several under certain federal environmental laws. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial state-ments. The reserve for accrued loss contingencies totaled $692,000 at June 30, 1995.
Note C -- Stock Option Plans
     The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. On April 30, 1995, a total of 63,835 unexercised options expired under the 1989 Plan. On May 1, 1995, the Board of Directors granted additional options to purchase 104,200 shares under the 1989 Plan. As of June 30, 1995, unexercised options for 103,162 shares were outstanding. All outstanding options are currently exercis-able through April 30, 1997, at 85% of the market value on the date of exer-cise. Options for a total of 4,430 shares were exercised at prices averaging $12.87 per share during 1995. Under the 1989 Plan, 20,955 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 4,160 shares were forfeited during the period as the result of employee terminations.
     On January 27, 1995, the Company issued an aggregate of 11,313 shares of restricted common stock of the Company to certain key employees pursuant to the 1993 Employees' Stock Incentive Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 27, 2000. The market value of the restricted stock, when issued, was $14.9375 per share. The total value at issuance will be amortized and recorded as compensation expense over the period of vesting. The shares are considered as outstanding, but may not be transferred by the recipients until vested. A total of 167 shares of restricted common stock were forfeited in 1995.
Note D -- Earnings Per Share
     Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc. (ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined.
     Approximate net capital data as of June 30, 1995, is as follows:

                                          BCZ            ZTT
          Aggregate indebtedness    $ 4,079,000     $1,761,000
          Net capital               $14,475,000     $1,249,000
          Ratio of aggregate
            indebtedness to
            net capital                .28 to 1      1.41 to 1
          Required net capital      $   595,000     $  250,000

     In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of June 30, 1995, there was approximately $7,437,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Summarized income statement information is as follows:

                                      For the Three Months Ended
                                         June 30,      June 30,
                                           1995          1994
          Income, primarily interest  $ 2,593,673   $ 2,612,526
          Expenses:
            Interest Expense            2,410,602     2,322,096
            Amortization of Bond
              Issuance Costs               47,368       172,896
            Management Fees                99,164        74,259
            Other                          36,539        43,275
              Total Expenses            2,593,673     2,612,526
          Net Income                  $         -   $         -

                                       For the Six Months Ended
                                         June 30,      June 30,
                                           1995          1994
          Income, primarily interest  $ 5,288,095   $ 5,962,932
          Expenses:
            Interest Expense            4,830,444     4,848,871
            Amortization of Bond
              Issuance Costs              201,267       949,393
            Management Fees               180,797         5,512
            Other                          75,587       159,156
              Total Expenses            5,288,095     5,962,932
          Net Income                  $         -   $         -

Note G -- Securities Inventory
     Securities inventory consisted of the following:

                                      June 30,    December 31,
                                        1995          1994
     Municipal bond issues          $ 2,204,567   $11,344,996
     Corporate bond issues            1,818,989       189,345
     Institutional bond issues          179,624     4,826,932
     U. S. Government securities              -     4,157,527
     Preferred Stock                  2,334,714       519,001
     Other securities                 1,932,926     1,765,283
                                    $ 8,470,820   $22,803,084

Note H -- Notes Payable to Banks
     BCZ had no short-term borrowings outstanding at June 30, 1995. Such borrowings are used for specific underwritings and are due on demand. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
     Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
     Summarized balance sheet information of ZCSI as of June 30, 1995 and December 31, 1994 and income statements for the six month periods ended June 30, 1995 and 1994 are as follows:

                                        Balance Sheets as of:
                                      June 30,    December 31,
                                        1995          1994
     Investment in leases           $ 7,546,048   $10,509,676
     Notes receivable                 2,999,823     3,487,364
     Other assets                     2,826,966     1,815,606
       Total assets                 $13,372,837   $15,812,646
     Bonds payable                  $10,666,000   $12,522,000
     Other liabilities                2,696,837     3,280,646
       Total liabilities             13,362,837    15,802,646
     Stockholder's equity                10,000        10,000
       Total liabilities and
         stockholders' equity       $13,372,837   $15,812,646

                                      Income Statements for the
                                          Six Months Ended
                                      June 30,      June 30,
                                        1995          1994
     Lease income                   $   460,653   $   527,841
     Interest income                    214,611        99,770
       Total income                     675,264       627,611
     Interest expense                   467,823       369,370
     Management fees                     32,950        95,030
     Other expenses                     174,491       163,211
       Total expenses                   675,264       627,611
     Net income                     $         -   $         -

     In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
     An analysis of each outstanding bond series as of June 30, 1995 and for the three month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                       Collateral    Lease/    Bond      Other    Excess
   Series     Bonds       Value       Note   Interest   Related     of
     No.   Outstanding   at Cost     Income   Expense  Expenses   Income
      1       600,000     848,706     59,956   31,938    6,945    21,073
      2     1,750,000   1,986,931     80,335   57,250   14,587     8,498
      3     1,250,000   1,508,510     93,503   50,079   14,252    29,172
      4     2,066,000   2,352,268    124,776   68,207   22,505    34,064
      5     5,000,000   6,466,838    252,345  170,750   66,366    15,229

Note J -- Subsequent Event
     In April, 1995, WRR entered into an agreement to purchase the assets of a company located adjacent to WRR's existing plant in Eau Claire, Wisconsin. The assets to be purchased include land, buildings, equipment, and inventory owned or used by the selling company. The closing of the purchase is subject to certain contingencies, and the determination of the exact purchase price is contingent upon inventory levels of the seller on the closing date. WRR estimates the purchase price will approximate $1,100,000. WRR intends to utilize the assets to operate a retail sales, manufacturing and repair business for roadway maintenance vehicles, the same business in which the selling company is presently engaged. The closing date is anticipated to be on or before October 1, 1995.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                     June 30, 1995 and 1994
     The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") has been and continues to be investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry. The Company is also involved in other financial service activities, specifically equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, reduced commission brokerage services, investment management and advisory services, and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement as well as the recycling, reclaiming, and disposing of chemical wastes.
     Total revenues of the Company in 1995 were $12,972,000 compared to $12,835,000 in 1994, an increase of $137,000 or 1%. Operating expenses in 1995 were $11,753,000 compared to $11,049,000 in 1994, an increase of $704,000 or 6%.
There was a provision for income taxes in 1995 of $446,000 compared to $715,000 in 1994 using a federal statutory tax rate of 34% in both periods under comparison. Net income in 1995 was $772,000 compared to $1,071,000 in 1994, a decrease of $299,000 or 28%. Earnings per share in 1995 were $.32 compared to $.44 in 1994. The 1994 revenues and expenses were restated due to a reclassification affecting gross profit on chemical products. These changes do not affect the overall results of operations in 1994. The changes in revenues, operating expenses and net income for 1995 were primarily a reflection of fac-tors related to investment banking, broker-dealer and lease financing activi-ties, as well as changes in our nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. All references to 1995 and 1994 refer to the three months ended June 30, unless otherwise noted. Investment Banking and Broker-Dealer Activities
     B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenues of $7,034,000 in 1995 compared to $7,243,000 in 1994, a decrease of $209,000 or 3%. Revenues from securities activities decreased $222,000 compared to 1994. Healthcare underwriting volumes continue to be depressed given the uncertainty and restructuring in the healthcare markets. Several large municipal underwritings late in 1995 brought underwriting revenues to within $197,000 of the 1994 total. Commission income from nonunderwritten investment products also fell short of the 1994 revenue total due to the retail investors' refusal to accept the lower interest rates now prevalent in the market. Revenues from trading profits partially offset the aforementioned declines, primarily due to revenues from preferred stock trading. A decline in interest income of $75,000 was due to a decline in securities inventory and overall interest rates. The decline in interest was offset by increases in insurance agency and fee income. Total BCZCO expenses were $6,989,000 in 1995 compared to $6,655,000 in 1994, an increase of $334,000 or 5%. Increases occurred in most categories of expenses. The cost of added investment banking offices and staffing, increased computer systems capability, and the absorption of expenses associated with the sponsor-ship of mutual funds were the primary reasons for the increase in expenses. Promotional expense decreased $175,000 by comparison to 1994 as the result of the low level of underwriting volume. Net income in 1995 for BCZCO was $47,000 compared to $367,000 in 1994.
     Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,190,000 in 1995 compared to $808,000 in 1994, an increase of $382,000 or 47%. Commission income, the primary source of revenues, increased $289,000 or 37% as the result of a 25% increase in trading volume and an increase in the average commission per trade. Other income increased $76,000 or 279% due to an increase in stock option financing, a specialized program offered by ZTT. These increases are due to the robust equity markets during the period. Total expenses of ZTT were $863,000 in 1995 compared to $687,000 in 1994, an increase of $176,000 or 26%. An increase in volume-based compensation of $136,000 is the primary reason for the increase. There were modest increases in interest expense to support the higher volume of stock option financing and promotional expense to promote services associated with the new three day settlement cycle now a standard in the industry. A decrease in clearing fees partially offset the aforementioned increases. Net income in 1995 for ZTT was $203,000 compared to $74,000 in 1994, an increase of $129,000 or 174%.
     Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues in 1995 of $379,000 compared to $324,000 in 1994, an increase of $55,000 or 17%. An increase in assets under management to over $500 million was the primary reason for the increased revenues. Total expenses in 1995 were $342,000 compared to $273,000 in 1994, an increase of $69,000 or 25%. The increase is related to the inclusion and staffing of a fixed income management division that became a part of ZAMI in the third quarter of 1994. There were increases in payroll expenses, occupancy expenses and expenses related to management fee reimbursement agreements associated with the management of a money market fund by the new division partially offset by a decrease in subadvisory fees previously paid to outside fixed income managers. Net income in 1995 for ZAMI was $21,000 compared to $28,000 in 1994, a decrease of $7,000 or 25%.
Lease Financing Activities
     Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues in 1995 of $2,556,000 compared to $2,572,000 in 1994, a decrease of $16,000 or less than 1%. The primary components of revenue were lease income and gains on the sale of leased equipment. Lease income decreased $66,000 or 3% which reflected a small decline in total equip-ment on lease as the result of terminating leases. Gains on the sale of leased equipment sold at the termination of leases was $233,000 in 1995 compared to $114,000 in 1994, an increase of 104%, primarily due to a greater volume of equipment coming off lease in 1995. Total expenses of ZLC in 1995 were $2,259,000 compared to $2,327,000, a decrease of $68,000 or 3%. Depreciation expense on operating equipment, the largest component of expense, was $1,124,000 in 1995 compared to $1,172,000 in 1994, a decrease of $48,000 or 4%. A decrease in total operating equipment on lease is the reason for the decline. Compensation expense declined $45,000 as the result of personnel changes during the quarter as compared to the prior year second quarter. All other expenses did not vary significantly. Net income for ZLC in 1995 was $184,000 compared to $149,000 in 1994, an increase of $35,000 or 23%.
     Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchases the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $314,000 in 1995 compared to $301,000 in 1994, an increase of $13,000 or 4%. The addition of a fifth series of bonds outstanding in the fourth quarter of 1994 and the related leases and notes partially offset by maturing leases and notes are the reasons for the increased revenues. Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $226,000 in 1995 compared to $180,000 in 1994, an increase of $46,000 or 26%. Management and servicing fees paid ZLC were $16,000 in 1995 compared to $55,000 in 1994 reflecting a declining base of investment in leases and notes as older leases and notes approach maturity as well as a less favorable spread between bonds outstanding and the collateral of leases and notes in more recent series.
Other Services and Activities
     Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients. Total revenues of ZFC in 1995 were $52,000 compared to $107,000 in 1994, a decrease of $55,000 or 51%.
A reduction in the level of notes receivable is the primary reason for the decrease. A portfolio of notes was sold to First Church Financing Corporation
(FCFC) in the third quarter of 1994. Total expenses of ZFC in 1995 were $78,000 compared to $137,000 in 1994, a decrease of $59,000 or 43%. A provision for losses of $50,000 in 1994 that was not required in 1995 is the primary reason for the decrease. ZFC had a net loss of $15,000 in 1995 compared to a net loss of $18,000 in 1994.
     First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $204,000 in 1995 compared to $112,000 in 1994. FCFC had expenses of $188,000 in 1995 compared to $102,000 in 1994. The addition of a second series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income in 1995 was $9,000 compared to $5,000 in 1994.
     WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $3,136,000 in 1995 compared to $3,442,000 in 1994, a decrease of $306,000 or 9%. Prior year sales amounts include activity that was delayed from the first quarter due to difficult weather conditions. During 1995 a milder first quarter did not require such a delay and caused sales volumes to be recognized in the first quarter when the services could be performed. Gross margins were $950,000 in 1995 compared to $1,337,000 in 1994, a decrease of $387,000. Gross margin percentages of 30% in 1995 compared to a restated 39% in 1994 reflect the more competitive pricing required in 1995. Total expenses of WRR in 1995 were $574,000 compared to $563,000 in 1994, an increase of $11,000 or 2%. Certain 1994 expenses, including trucking expenses, have been reclassified to reflect the changing operations at WRR. Net income for WRR in 1995 was $251,000 compared to $468,000 in 1994, a decrease of $217,000 or 46%.
     The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues in 1995 were $257,000 compared to $150,000 in 1994, an increase of $107,000. Income from Heartland Capital Corporation (HCC), an unconsolidated affiliate, was $53,000 in 1995. HCC did not exist in 1994. Gains from equity trading activity in 1995 resulted in a $101,000 increase in revenues when compared with the 1994 equity trading losses. These increases were offset by a decrease in the interest earnings from a credit facility established by ZCI for a corporation that generates automobile loans to individual customers. The decrease is due to a decrease in the average amounts extended on the credit facility. Total expenses for ZCI in 1995 were $122,000 compared to $118,000 in 1994 and did not reflect any significant changes between years. Net income for ZCI in 1995 was $72,000 compared to $19,000 in 1994, an increase of $53,000.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Results of Operations - Six Months Ended
                     June 30, 1995 and 1994
     Total revenues of the Company in 1995 were $24,302,000 compared to $23,793,000 in 1994, an increase of $509,000 or 2%. Operating expenses in 1995 were $23,081,000 compared to $21,862,000 in 1994, an increase of $1,219,000 or
6%. The provision for income taxes in 1995 was $429,000 compared to $765,000 in 1994 using a federal statutory tax rate of 34% in both periods. Net income in 1995 was $791,000 compared to $1,167,000 in 1994, a decrease of $376,000 or 32%.
Earnings per share in 1995 were $0.33 compared to $0.48 in 1994. These changes in revenue, operating expenses, and net income are explained in the information that follows. All references to 1995 and 1994 refer to the six months ended June 30, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
     BCZCO had total revenues in 1995 of $13,022,000 compared to $13,189,000 in 1994, a decrease of $167,000 or 1%. Revenues from securities activities decreased $328,000 primarily due to decreases in commission income and underwriting revenue. Commission income from nonunderwritten investment products decreased $868,000 as retail investors refused to accept the lower interest rates now prevalent in the market. This situation did not exist in 1994. Underwriting volumes and associated revenue declined $327,000 compared to 1994 as issuers continued to hesitate to issue new bonds despite recent decreases in interest rates. Secondary trading profit helped to offset these declines by increasing $866,000. Interest income and insurance agency revenue declined and were offset by increased fee income. Total expenses of BCZCO were $13,558,000 in 1995 compared to $13,043,000 in 1994, an increase of
$515,000 or 4%. Increases occurred in most categories of expenses. Added investment banking personnel, increased retail sales division support activity, increased computer systems capability, and increased absorption of expenses related to the sponsorship of a family of mutual funds caused the increased expenses. Promotional expense declined as the result of the lower volume of underwritings in 1995. BCZCO had a net loss of $294,000 in 1995 compared to net income of $103,000 in 1994.
     Total revenues for ZTT in 1995 were $2,182,000 compared to $1,799,000 in 1994, an increase of $383,000 or 21%. Commission income, the primary source of revenues, increased $260,000 or 15% as the result of a 10% increase in trading volume and an increase in the average commission per trade. Other income increased $98,000 or 103% due to an increase in stock option financing, a specialized program offered by ZTT. Total expenses of ZTT were $1,635,000 in 1995 compared to $1,451,000 in 1994, an increase of $184,000 or 13%. The primary reasons for the increase were increases in volume-based compensation of $170,000 in recognition of higher trading volumes and interest expense of $43,000 in support of the stock option financing program. A decrease in clearing fees as the result of a revised clearing agreement offset the aforementioned increases. Net income for ZTT in 1995 was $339,000 compared to $213,000 in 1994, an increase of $126,000 or 59%.
     Total revenues for ZAMI in 1995 were $736,000 compared to $692,000 in 1994, an increase of $44,000 or 6% due to increases in total assets under management between years. Total expenses for ZAMI in 1995 were $698,000 compared to $563,000, an increase of $135,000 or 24%. Increased salary expenses of the fixed income management division, additional occupancy expenses, and expenses related to management fee reimbursement agreements of a money market fund partially offset by a reduction in subadvisory fees is the reason for the increased expenses between years. Net income for ZAMI in 1995 was $21,000 compared to $72,000 in 1994, a decrease of $51,000.
Lease Financing Activities
     Total revenue for ZLC in 1995 was $5,119,000 compared to $5,401,000 in 1994, a decrease of 5%. Lease income decreased $133,000 or 3% to $4,470,000 in 1995 from $4,603,000 in 1994 due to a reduction in total equipment on lease. Gains on the sale of leased equipment in 1995 were $324,000 compared to $442,000 in 1994, a decrease of $118,000 or 27%. A lower volume of equipment coming off lease and unfavorable market conditions associated with medical equipment are the reasons for the decline. Total expenses of ZLC in 1995 were $4,611,000 compared to $4,706,000 in 1994, a decrease of $95,000 or 2%. Depreciation expense on operating equipment decreased $50,000 or 2% as the result of a decline in total operating equipment on lease. Compensation expense declined $68,000 as the result of personnel changes. Other expenses did not change significantly. Net income for ZLC in 1995 was $312,000 compared to $427,000 in 1994, a decrease of $115,000 or 27%.
     ZCSI had revenues which equaled expenses in 1995 of $675,000 compared to $628,000 in 1994, an increase of $47,000 or 7%. The increase in revenues is due to the leases and notes underlying an additional series of bonds outstanding partially offset by maturing leases and notes. Management and servicing fees paid to ZLC were $64,000 in 1995 compared to $120,000 in 1994. The decrease in management fees is due to a declining base of investments in leases and notes as older leases and notes approach maturity as well as a less favorable spread between bonds outstanding and the collateral of leases and notes.
Other Services and Activities
     Total revenues for ZFC in 1995 were $117,000 compared to $186,000 in 1994, a decrease of $69,000 or 37%. Total expenses in 1995 were $177,000 compared to $213,000 in 1994, a decrease of $36,000 or 17%. A reduction in notes receivable is the primary reason for the decrease. A $50,000 provision for losses in 1994 did not recur in 1995 and is the primary reason for the decreased expenses in 1995. ZFC had a net loss of $36,000 in 1995 compared to a net loss of $16,000 in 1994.
     FCFC had revenues in 1995 of $438,000 compared to $222,000 in 1994, an increase of $216,000 or 97%. Expenses during the same period were $411,000 in 1995 compared to $213,000 in 1994, an increase of $198,000 or 93%. Net income was $16,000 in 1995 compared to $6,000 in 1994. The addition of a second series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues, expenses and net income.
     WRR's gross sales for 1995 were $5,657,000 compared to $5,535,000 in 1994, an increase of $122,000 or 2%. Gross margins in 1995 were $1,565,000 compared to $1,794,000 in 1994, a decrease of $229,000. Gross margin percentages were 27% in 1995 compared to a restated 32% in 1994. Sales volumes were similar between years. The reductions in gross margins and gross margin percentages are due to a more competitive pricing environment. Total expenses in 1995 were $1,142,000 compared to $1,057,000 in 1994, an increase of $85,000 or 8%.
Additional sales expenses, including the addition of a sales person, and a slight increase in administrative expenses are the reasons for the increase.
Net income in 1995 was $285,000 compared to $449,000 in 1994, a decrease of $164,000 or 37%.
     Revenues for ZCI in 1995 were $602,000 compared to $150,000 in 1994, an increase of $452,000. The increases related to several factors. Income from Heartland Capital Corporation (HCC) was $100,000 in 1995. HCC did not exist in 1994. Gains from equity trading activity were $144,000 in 1995 whereas there was a loss of $190,000 in 1994. The balance of the increase was from interest income from investable funds partially offset by a decrease in interest income from the credit facility for the auto loan corporation.
                       Liquidity and Capital Resources
     The Company's primary activities involve investment banking, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, were 5% of total Company assets and investment in leases was 41% of total Company assets as of June 30, 1995.
     The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first six months of 1995, a total of $46,560,000 of notes were issued and $47,422,000 were repaid. In the first six months of 1994, a total of $53,487,000 of notes were issued and $51,515,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $19,017,000 at June 30, 1995. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
     ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $11,000,000 at June 30, 1995. The $10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of June 30, 1995, there was $1,834,000 of nonrecourse debt recorded by ZLC.
     In 1993, ZFC entered into a loan for $4,610,000 with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments totaling $7,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The amount due ZFC at June 30, 1995 is approximately $4,008,000. The loan is secured by a first mortgage on the underlying real estate. The loan is recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,508,000 at June 30, 1995, and is included in Other Assets on the balance sheet. On July 31, 1995, the note was sold to ZCI at cost, net of allowances.
     ZCSI issues bonds to the public as a source of cash. No new bonds were issued in the first six months of 1995 and $1,856,000 of bonds were redeemed at maturity. Total bonds outstanding were $10,666,000 at June 30, 1995. The bonds are due serially from July, 1995 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
     FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. No new bonds were issued in the first six months of 1995 and $627,000 of bonds were called and redeemed. Total bonds outstanding were $7,987,000 at June 30, 1995.
     WRR has bonds outstanding at a face value of $485,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to finance continuing operations.
     BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit available through banking relationships, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. As of June 30, 1995, there were no amounts outstanding under these lines of credit. BCZCO also has broker loan arrangements available through banking relationships.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
                             PART II
Items 1 through 3.
          Not applicable
Item 4.   Results of Votes of Security Holders
          Registrant held an annual meeting on Monday, April 24, 1995 for which a proxy statement was sent to shareholders of record at the close of business on February 20, 1995. A brief description of the matters voted upon is as follows:
          1.   To elect three directors for a term of three years.
          2.   To vote on a proposal to ratify the retention of Arthur
               Andersen LLP as auditors for 1995.
          A total of 2,449,643 shares were outstanding and eligible to vote.
          The following votes were cast and the number of abstentions and broker nonvotes are also listed.
          1. Election of directors: Shareholders voted to grant or withhold authority to a representative of the Registrant to vote for or against the nominees, respectively.

                                                                   Broker
                              Granting   Withholding  Abstaining  Nonvotes
               P. D. Ziegler  2,199,202     26,999      12,600     34,148
               F. J. Wenzel   2,216,181     10,020      12,600     34,148
               P. R. Kellogg  2,219,281      6,920      12,600     34,148

               The following directors also continued in office: W. R. Holmquist, P. D. J. Kenny, B. C. Ziegler III, R. D. Ziegler,
               J. C. Frueh, and J. R. Green.
          2.   Retention of Arthur Andersen LLP as auditors.

                                                                  Broker
                                   For     Against   Abstaining   Nonvotes
                               2,221,051    10,700     7,050       34,148

Item 5.   Not applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None
          (b)  Reports on Form 8-K:  None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  August 11, 1994            By
                                        Peter D. Ziegler
                                        President
Dated:  August 11, 1994            By
                                        Jeffrey C. Vredenbregt
                                        Controller