Form 10-Q
period 1995-09-30
ZIEGLER COMPANIES INC
filed 1995-11-14
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995
                              OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1995 was 2,435,869 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)
[CAPTION]
                                              For the Three Months Ended
                                               Sept. 30,      Sept. 30,
                                                  1995           1994

Revenues:
  Investment banking and commission income    $ 6,303,485    $ 5,875,939
  Interest and dividends                        1,069,831      1,118,411
  Lease income                                  2,375,346      2,562,753
  Gross profit on chemical products             1,288,849        782,507
  Insurance agency                                239,711        226,935
  Other                                         1,286,507      1,620,774
    Total revenues                             12,563,729     12,187,319
Expenses:
  Employee compensation and benefits            5,002,155      4,682,117
  Commissions and clearing fees                   207,135        176,720
  Communications                                  678,297        634,664
  Occupancy and equipment                       2,123,997      2,136,216
  Promotional                                     520,066        527,117
  Professional and regulatory                     103,408        238,261
  Interest                                      1,349,473      1,365,736
  Other operating expenses                      1,385,324      1,370,126
    Total expenses                             11,369,855     11,130,957
Income before income taxes                      1,193,874      1,056,362
Provision for income taxes                        418,400        391,900
    Net income                                $   775,474    $   664,462
Earnings per share                                  $ .32          $ .27
Dividends per share                                 $ .13          $ .13
Average number of shares outstanding   2,384,130      2,434,835

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)
[CAPTION]
                                               For the Nine Months Ended
                                                Sept. 30,      Sept. 30,
                                                   1995           1994

Revenues:
  Investment banking and commission income     $18,563,676    $18,229,451
  Interest and dividends                         3,092,173      2,975,430
  Lease income                                   7,306,031      7,693,251
  Gross profit on chemical products              2,854,148      2,576,850
  Insurance agency                                 758,551        804,269
  Other                                          4,291,222      3,701,017
    Total revenues                              36,865,801     35,980,268
Expenses:
  Employee compensation and benefits            15,032,396     14,212,833
  Commissions and clearing fees                    594,893        528,181
  Communications                                 2,002,954      1,837,149
  Occupancy and equipment                        6,582,136      6,430,022
  Promotional                                    1,466,862      1,645,341
  Professional and regulatory                      543,704        821,814
  Interest                                       4,098,944      3,825,152
  Other operating expenses                       4,128,903      3,692,100
    Total expenses                              34,450,792     32,992,592
Income before income taxes                       2,415,009      2,987,676
Provision for income taxes                         848,200      1,156,600
    Net income                                 $ 1,566,809    $ 1,831,076
Earnings per share                                   $ .65          $ .75
Dividends per share                                  $ .39          $ .39
Average number of shares outstanding             2,392,342      2,434,504

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
[CAPTION]
                                             Sept. 30,   December 31,
                                                1995         1994

ASSETS
  Cash                                     $  6,187,696  $  5,185,343
  Short-term investments                     14,608,308    19,027,837
  Bonds due and called as of
    October 1, 1995 and January 1, 1995,
    respectively                              6,805,634     1,285,301
      Total cash and cash equivalents        27,601,638    25,498,481
  Securities inventory                       18,517,877    22,803,084
  Accounts receivable -- securities
    sales                                     4,771,593     5,253,705
  Accounts receivable -- other                4,347,453     3,293,159
  Investment in and receivables from
    affiliates                                2,624,948     2,578,926
  Investment in leases                       52,771,677    56,062,738
  Notes receivable                           26,221,062    21,029,012
  Land, buildings and equipment,
    at cost, net of accumulated
    depreciation of $14,200,617 and
    $13,519,851, respectively                 6,610,639     6,813,086
  Other assets                               13,013,350     9,108,016
                                           $156,480,237  $152,440,207
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                 $ 21,589,742  $ 19,728,501
  Payable to customers                        3,379,422     5,876,231
  Payable to broker-dealers                   2,297,124     1,217,984
  Accounts payable                            2,398,421     2,738,966
  Dividends payable                             316,663       804,026
  Accrued income taxes                          820,111             -
  Deferred income taxes                       4,159,851     5,322,679
  Notes payable to banks                     29,062,173    26,900,354
  Bonds payable                              35,144,317    31,605,241
  Other liabilities and
    deferred items                            6,357,447     7,866,203
      Total liabilities                     105,525,271   102,060,185
  Commitments
  Stockholders' equity
    Common stock, $1.00 par,
      authorized 7,500,000 shares,
      issued 3,544,030 shares                 3,544,030     3,544,030
  Additional paid-in capital                  5,978,247     6,030,565
  Retained earnings                          59,349,408    58,734,576
  Treasury stock, at cost,
    1,108,161 and 1,107,587 shares,
    respectively                            (17,163,445)  (17,196,800)
  Unearned compensation                        (753,274)     (732,349)
        Total stockholders' equity           50,954,966    50,380,022
                                           $156,480,237  $152,440,207

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
[CAPTION]
                                             For the Nine Months Ended
                                               Sept. 30,     Sept. 30,
                                                 1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  1,566,809  $  1,831,076
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization             4,726,220     4,962,416
      Provision for losses                        165,134       174,450
      Loss (Gain) on sale of equipment             38,727       (19,406)
      Gain on sale of leased equipment           (383,075)     (864,306)
      Unrealized loss (gain) on
        securities inventory                      (52,040)       75,754
      Compensation related to restricted
        stock grants                              148,063        84,338
      Deferred income taxes                    (1,162,828)      232,180
      Undistributed earnings of
        unconsolidated affiliate                 (163,205)            -
      Changes in operating assets and
        liabilities:
          Decrease/(Increase) in -
            Securities inventory                4,337,247   (21,720,761)
            Accounts receivable --
              security sales                      482,112      (290,691)
            Accounts receivable --
              other                            (1,186,682)     (599,408)
            Other operating assets             (4,105,592)    2,350,727
          Increase/(Decrease) in -
            Payable to customers and
              broker-dealers                   (1,417,669)      795,270
            Accounts payable net of
              payments for purchase of
              assets to be leased                (352,598)       69,620
            Income taxes payable                  820,111      (746,534)
            Notes payable to banks              4,661,000    21,472,805
            Other operating
              liabilities                      (1,497,515)    2,648,596
            Net cash provided by
              operating activities              6,624,219    10,456,126
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                              23,157        20,626
    Principal payments received
      under leases                             11,841,858    10,675,937
    Sale of leased equipment                    3,793,329     3,529,440
    Payments received on notes
      receivable                               10,299,658     3,280,342
    Decrease in investment in affiliate           158,646       500,000
  Payments for:
    Investment in/loans to affiliates                   -       (62,079)
    Purchase of assets to be leased            (7,457,638)   (9,809,620)
    Issuance of notes receivable              (22,909,836)  (14,022,484)
    Capital expenditures                         (711,188)   (1,606,059)
      Net cash used in investing
        activities                             (4,962,014)   (7,493,897)

         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          (Unaudited)
[CAPTION]
                                             For the Nine Months Ended
                                               Sept. 30,     Sept. 30,
                                                 1995          1994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes
      payable                                  70,030,000    77,630,000
    Issuance of notes payable to banks            634,829       246,658
    Issuance of nonrecourse debt                  848,858             -
    Exercise of employee stock
      options                                      69,545        41,476
    Issuance of bonds payable                   7,200,000     4,277,760
    Other                                               -        30,000
  Payments of:
    Principal on short-term notes
      payable                                 (68,180,000)  (75,897,000)
    Principal on notes payable
      to banks                                 (3,134,010)   (3,188,103)
    Principal on nonrecourse debt              (1,668,434)     (986,128)
    Repayment of bonds payable                 (3,663,000)   (3,233,000)
    Purchase of treasury stock                   (257,496)       (3,400)
    Dividends                                  (1,439,340)   (2,253,704)
      Net cash provided by
        (used in) financing
        activities                                440,952    (3,335,441)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              2,103,157      (373,212)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          25,498,481    19,484,100
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $ 27,601,638  $ 19,110,888
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Interest paid during the period          $  3,790,000  $  3,582,000
    Income taxes paid during
      the period                             $  1,074,000  $  1,535,000
SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING ACTIVITIES:
    Conversion of Notes Receivable
      to Investment in Leases at
      the initiation of a lease              $  7,373,403  $  3,777,804
    Granting of restricted stock
      from treasury stock                    $    168,988  $    848,813

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      September 30, 1995
Note A -- Basis of Presentation
   The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.
Note B -- Commitments and Contingent Liabilities
   In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issues to customers. BCZ had no such commitments outstanding at September 30, 1995.
   As of September 30, 1995, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $6,145,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
   As of September 30, 1995, Ziegler Financing Corporation (ZFC) had financial commitments to unrelated entities for construction and other loans of approximately $614,000.
   WRR Environmental Services Co., Inc. (WRR) has disposed of wastes at disposal sites which are now on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of September 30, 1995, WRR has been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, an initial reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments related to remediation activities at this site are expected to occur over the next five years.
The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that its proportionate share of remediation costs will range from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14,
"Reasonable Estimation of the Amount of a Loss," WRR established an initial reserve of $500,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
   The liability of parties contributing to pollution is joint and several under certain federal environmental laws. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $715,000 at September 30, 1995.
Note C -- Stock Option Plans
   The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. On April 30, 1995, a total of 63,835 unexercised options expired under the 1989
Plan. On May 1, 1995, the Board of Directors granted additional options to purchase 104,200 shares under the 1989 Plan. As of September 30, 1995, unexercised options for 100,482 shares were outstanding. All outstanding options are currently exercisable through April 30, 1997, at 85% of the market value on the date of exercise. Options for a total of 4,580 shares were exercised at prices averaging $12.86 per share during 1995. Under the 1989 Plan, 23,485 shares are available for future options at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 6,690 shares were forfeited during the period as the result of employee terminations.
   On January 27, 1995, the Company issued an aggregate of 11,313 shares of restricted common stock of the Company to certain key employees pursuant to the 1993 Employees' Stock Incentive Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 27, 2000. The market value of the restricted stock, when issued, was $14.9375 per share. The total value at issuance will be amortized and recorded as compensation expense over the period of vesting. The shares are considered as outstanding, but may not be transferred by the recipients until vested. A total of 401 shares of restricted common stock were forfeited in 1995.
Note D -- Earnings Per Share
   Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
   As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc. (ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined.
   Approximate net capital data as of September 30, 1995, is as follows:
[CAPTION]
                                                BCZ            ZTT

        Aggregate indebtedness             $17,840,000     $1,410,000
        Net capital                        $13,935,000     $1,063,000
        Ratio of aggregate indebtedness
          to net capital                     1.28 to 1      1.33 to 1
        Required net capital               $ 1,189,000     $  250,000

   In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of September 30, 1995, there was approximately $7,436,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
   The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Summarized income statement information is as follows:
[CAPTION]
                                            For the Three Months Ended
                                               Sept. 30,     Sept. 30,
                                                 1995          1994

        Income, primarily interest            $ 2,656,683   $ 2,564,188
        Expenses:
          Interest                              2,470,617     2,403,515
          Amortization of Bond
            Issuance Costs                         49,727        53,258
          General and Administrative              136,339       107,415
            Total Expenses                      2,656,683     2,564,188
        Net Income                            $         -   $         -

[CAPTION]
                                             For the Nine Months Ended
                                               Sept. 30,     Sept. 30,
                                                 1995          1994

        Income, primarily interest            $ 7,944,778   $ 8,527,119
        Expenses:
          Interest                              7,301,061     7,252,385
          Amortization of Bond
            Issuance Costs                        250,994     1,002,651
          General and Administrative              392,723       272,083
            Total Expenses                      7,944,778     8,527,119
        Net Income                            $         -   $         -

Note G -- Securities Inventory
   Securities inventory consisted of the following:
[CAPTION]
                                            Sept. 30,   December 31,
                                              1995          1994

   Municipal bond issues                  $11,454,051   $11,344,996
   Corporate bond issues                    2,036,078       189,345
   Institutional bond issues                  230,897     4,826,932
   U. S. Government securities                      -     4,157,527
   Preferred Stock                          2,918,138       519,001
   Other securities                         1,878,713     1,765,283
                                          $18,517,877   $22,803,084

Note H -- Notes Payable to Banks
   BCZ had short-term borrowings outstanding of $14,678,000 at September 30, 1995. Such borrowings are used for specific underwritings and are due on demand. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
   Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
   Summarized balance sheet information of ZCSI as of September 30, 1995 and December 31, 1994 and income statements for the nine month periods ended September 30, 1995 and 1994 are as follows:
[CAPTION]
                                              Balance Sheets as of:
                                             Sept. 30,   December 31,
                                               1995          1994

   Investment in leases                     $10,118,176   $10,509,676
   Notes receivable                           7,327,890     3,487,364
   Other assets                               3,255,172     1,815,606
     Total assets                           $20,701,238   $15,812,646
   Bonds payable                            $16,874,000   $12,522,000
   Other liabilities                          3,817,238     3,280,646
     Total liabilities                       20,691,238    15,802,646
   Stockholder's equity                          10,000        10,000
     Total liabilities and
       stockholder's equity                 $20,701,238   $15,812,646

[CAPTION]
                                            Income Statements for the
                                                Nine Months Ended
                                             Sept. 30,     Sept. 30,
                                               1995          1994

   Lease income                             $   652,478   $   748,247
   Other income                                 334,178       151,053
     Total income                               986,656       899,300
   Interest expense                             685,330       528,222
   Management fees                               51,879       135,905
   Other expenses                               249,447       235,173
     Total expenses                             986,656       899,300
   Net income                               $         -   $         -

   In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
   An analysis of each outstanding bond series as of September 30, 1995 and for the nine month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.
[CAPTION]
                      Collateral   Lease/    Bond     Other    Excess
   Series    Bonds       Value      Note   Interest  Related     of
     No.  Outstanding   at Cost    Income   Expense  Expenses   Income

      1     456,000     534,417    77,792    40,900    9,406    27,486
      2     902,000   1,012,973   104,486    72,429   18,972    13,085
      3   1,250,000   1,404,751   129,382    69,160   32,928    27,294
      4   2,066,000   2,330,428   179,078    98,289   31,916    48,873
      5   5,000,000   6,511,887   367,489   256,125   98,093    13,271
      6   7,200,000   8,080,403    18,718    15,531    2,916       271

Note J -- Subsequent Event
   In April, 1995, WRR entered into an agreement to purchase the assets of a company located adjacent to WRR's existing plant in Eau Claire, Wisconsin. The closing date was October 4, 1995. The assets purchased included land, buildings, equipment, and inventory owned or used by the selling company. The purchase price approximated $1,350,000. WRR intends to utilize the assets to operate a retail sales, manufacturing and repair business for roadway maintenance vehicles, the same business in which the selling company was engaged.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
                  September 30, 1995 and 1994
     The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") has been and continues to be investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry. The Company is also involved in other financial service activities, specifically equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, reduced commission brokerage services, investment management and advisory services, and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement and the recycling, reclaiming, and disposing of chemical wastes.
     NOTE:  All references to 1995 and 1994 refer to the three months ended September 30, unless otherwise noted.
     Total revenues of the Company in 1995 were $12,564,000 compared to $12,187,000 in 1994, an increase of $377,000 or 3%. Operating expenses in 1995 were $11,370,000 compared to $11,131,000 in 1994, an increase of
$239,000 or 2%. There was a provision for income taxes in 1995 of $418,000 compared to $392,000 in 1994 using a federal statutory tax rate of 34% in both periods under comparison. Net income in 1995 was $775,000 compared to $664,000 in 1994, an increase of $111,000 or 17%. Earnings per share in 1995 were $.32 compared to $.27 in 1994. The 1994 revenues and expenses were restated due to a reclassification affecting gross profit on chemical products. These changes do not affect the overall results of operations in 1994. The changes in revenues, operating expenses and net income for 1995 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as factors related to the Company's nonfinancial services subsidiary, WRR Environmental Services Co., Inc. These factors are explained more fully in the information that follows.
Investment Banking and Broker-Dealer Activities
     B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenues of $6,629,000 in 1995 compared to $6,472,000 in 1994, an increase of $157,000 or 2%.
Revenues from securities activities involving sales commissions, underwriting revenues, and trading profits increased $233,000 compared to 1994. Commission income from nonunderwritten product increased $232,000 in 1995 over 1994 levels. Underwriting revenues decreased $223,000 in 1995 with declines in institutional bond underwriting revenues and underwriting fee income partially offset by an increase in municipal bond underwriting revenues. Trading profits increased $224,000 primarily as the result of preferred stock trading which is new to 1995. Interest income declined $103,000 primarily as the result of lower interest rates. Insurance commission income and fee income increased slightly in 1995. Total expenses of BCZCO in 1995 were $6,804,000 compared to $6,441,000 in 1994, an increase of $363,000 or 6%. Increases in employee compensation and benefits, occupancy and equipment, and communication costs were the primary reasons for the increase. Increased personnel to support enhanced services, primarily equity trading and retail sales support, caused the increase in employee compensation and benefits. Occupancy and equipment costs increased as the result of enhancements to computer processing capabilities and rent expense, and communications expense increased as the result of increased telephone service expense. Decreases in interest expense due to a reduced requirement for borrowed funds, and in professional and regulatory fees due to a reduction in legal expenses and in the use of consultants partially offset the above increases. As a result, BCZCO recorded a loss of $91,000 in 1995 compared to net income of $30,000 in 1994.
     Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,019,000 in 1995 compared to $842,000 in 1994, an increase of $177,000 or 21%. Commission income, the primary source of revenues, increased $173,000 or 22% primarily as the result of a 19% increase in trading volume. Total expenses of ZTT were $793,000 in 1995 compared to $713,000 in 1994, an increase of $80,000 or
11%. An increase in volume-based compensation was partially offset by a decrease in clearing fees. Net income in 1995 for ZTT was $140,000 compared to $79,000 in 1994, an increase of $61,000 or 77%.
     Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues in 1995 of $371,000 compared to $325,000 in 1994, an increase of $46,000 or 14%. A change in the proportion of fixed income versus equity assets under management was the primary reason for the increased revenues. Total expenses in 1995 were $336,000 compared to $296,000 in 1994, an increase of $40,000 or 14%. The increase is primarily due to occupancy expenses and expenses related to management fee reimbursement agreements associated with the management of a money market fund. Net income in 1995 for ZAMI was $19,000 compared to $16,000 in 1994, an increase of $3,000 or 19%.
Lease Financing Activities
     Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues in 1995 of $2,518,000 compared to $2,932,000 in 1994, a decrease of $414,000 or 14%. The primary components of revenue are lease income and gains on the sale of leased equipment. Lease income decreased $149,000 or 6% which reflects a decline in operating equipment on lease and total lease activations in 1995. Gains on the sale of leased equipment sold at the termination of leases was $59,000 in 1995 compared to $422,000 in 1994, a decrease of $363,000 or 86%
due to a lower volume of equipment coming off lease and unfavorable market conditions associated with medical equipment. Total expenses of ZLC in 1995 were $2,219,000 compared to $2,391,000 in 1994, a decrease of $172,000 or 7%. Depreciation expense on operating lease equipment, the largest component of expense, was $1,046,000 in 1995 compared to $1,212,000 in 1994, a decrease of $166,000 or 14%. A decrease in total operating equipment on lease is the reason for the decline. Compensation expense also declined as the result of personnel changes during 1995 as compared to 1994 and was offset by small increases in interest expense and provision for losses. All other expenses did not vary significantly. Net income for ZLC in 1995 was $186,000 compared to $331,000 in 1994, a decrease of $145,000 or 44%.
     Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchases the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $311,000 in 1995 compared to $272,000 in 1994, an increase of $39,000 or 14%. The addition of a fifth series of bonds in the fourth quarter of 1994 and the related leases and notes partially offset by maturing leases and notes is the reason for the increased revenues in 1995. A sixth series of bonds was issued in September 1995 totaling $7,200,000 and also had a small impact on revenues in 1995. Expenses equaled revenues since management and servicing fees paid to ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $218,000 in 1995 compared to $159,000 in 1994, an increase of $59,000 or 37%. Management and servicing fees paid to ZLC were $32,000 in 1995 compared to $58,000 in 1994 reflecting a decreased spread between the interest rates on bonds outstanding and the collateral of leases and notes in more recent series. No management and servicing fees were earned for the sixth series just issued.
Other Services and Activities
     Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients. Total revenues of ZFC in 1995 were $80,000 compared to $114,000 in 1994, a decrease of $34,000 or 30%. ZFC sold an interest free loan for its recorded value of $3,481,000 to the parent company in July, 1995. A reduction in the level of notes receivable is the primary reason for the decrease, and was partially offset by the interest income from funds received and invested from the sale of the aforementioned note. A portfolio of notes was sold to First Church Financing Corporation in the third quarter of 1994 reducing notes receivable. Total expenses of ZFC in 1995 were $67,000 compared to $138,000 in 1994, a decrease of $71,000 or
51%. A provision for losses of $50,000 in 1994 and a reduction in interest expense due to a reduction in note funding requirements were the primary reasons for the decrease.
     First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $204,000 in 1995 compared to $171,000 in 1994, an increase of $33,000 or 19%. FCFC had expenses of $193,000 in 1995 compared to $161,000 in 1994, an increase of $32,000 or 20%. The addition of a second series of bonds outstanding for the full period in 1995 and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. In 1994 the second series of bonds was outstanding for only part of the third quarter. Net income in both 1995 and 1994 was $6,000.
     WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $4,178,000 in 1995 compared to $2,744,000 in 1994, an increase of $1,434,000 or 52%.
Increases in remediation and spill clean-up projects are the primary reasons for the increased sales. Gross margins were $1,289,000 in 1995 compared to $783,000 in 1994, an increase of $506,000 or 65%. Gross margin percentages were 31% in 1995 compared to a restated 29% in 1994. Total expenses of WRR in 1995 were $608,000 compared to $746,000 in 1994, a decrease of $138,000 or 18%. Certain 1994 expenses, primarily trucking expenses, have been reclassified to reflect the changing operations at WRR. Net income for WRR in 1995 was $456,000 compared to $36,000 in 1994, an increase of $420,000.
     The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues in 1995 were $231,000 compared to $402,000 in 1994, a decrease of $171,000 or 43%. Income from Heartland Capital Corporation (HCC), an unconsolidated affiliate, was $64,000 in 1995. HCC did not exist in 1994. Losses from equity trading activity in 1995 resulted in a $143,000 reduction in revenues when compared with the 1994 equity trading activity. Also contributing to the decreased revenue was a decrease in the interest earnings from a credit facility established by ZCI for a corporation that generates automobile loans to individual customers. The decrease is due to a decrease in the average amounts extended on the credit facility. Total expenses for ZCI in 1995 were $145,000 compared to $111,000 in 1994, an increase of $34,000 or 31%.
Net income for ZCI in 1995 was $54,000 compared to $184,000 in 1994, a decrease of $130,000 or 71%. The use of funds to purchase an interest free loan for $3,481,000 from ZFC contributed to the reduction in revenues and net income since those funds were not earning interest.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Results of Operations - Nine Months Ended
                  September 30, 1995 and 1994
     NOTE: All references to 1995 and 1994 refer to the nine months ended September 30, unless otherwise noted.
     Total revenues of the Company in 1995 were $36,866,000 compared to $35,980,000 in 1994, an increase of $886,000 or 2%. Operating expenses in 1995 were $34,451,000 compared to $32,993,000 in 1994, an increase of
$1,458,000 or 4%. The provision for income taxes in 1995 was $848,000 compared to $1,157,000 in 1994 using a federal statutory tax rate of 34% in both periods. Net income in 1995 was $1,567,000 compared to $1,831,000 in 1994, a decrease of $264,000 or 14%. Earnings per share in 1995 were $.65 compared to $.75 in 1994. The 1994 revenues and expenses were restated due to a reclassification affecting gross profit on chemical products. These changes do not affect the overall results of operations in 1994. The changes in revenue, operating expenses, and net income are explained in the information that follows.
Investment Banking and Broker-Dealer Activities
     BCZCO had total revenues in 1995 of $19,651,000 compared to $19,661,000 in 1994, a decrease of $10,000. Revenues from securities activities involving sales commissions, underwriting revenues, and trading profits decreased $96,000. Commission income from nonunderwritten product decreased $636,000. Underwriting revenues decreased $549,000 primarily due to a decrease in institutional bond underwriting revenues partially offset by underwriting fee income. Trading profits offset the aforementioned decreases with an increase of $1,090,000 primarily due to preferred stock trading gains. Interest income decreased $187,000 largely due to a reduction in interest rates. The decrease in insurance agency income of $46,000 was more than offset by an increase in other income of $318,000. Total expenses of BCZCO in 1995 were $20,361,000 compared to $19,484,000 in 1994, an increase of $877,000 or 5%. The increase is reflected in several areas. Increased employee compensation associated with equity trading, retail sales support and preferred stock trading caused half of the increase. The balance of the increase is primarily due to increased expenses related to enhanced computer processing capabilities and increased rent expense included in occupancy and equipment costs, increased telephone expense included in communication expenses, and increased absorption of expenses related to the sponsorship of a family of mutual funds as compared to 1994. BCZCO had a net loss in 1995 of $384,000 compared to net income of $133,000 in 1994.
     Total revenues for ZTT in 1995 were $3,201,000 compared to $2,641,000 in 1994, an increase of $560,000 or 21%. Commission income, the primary source of revenues, increased $432,000 or 17% as the result of a 12% increase in trading volume and an increase in the average commission per trade. Other income increased $94,000 due to an increase in stock option financing, a specialized program offered by ZTT. Total expenses of ZTT were $2,428,000 in 1995 compared to $2,163,000 in 1994, an increase of $265,000 or 12%. The primary reasons for the increase were increases in volume-based compensation in recognition of higher trading volumes and interest expense in support of the stock option financing program. A decrease in clearing fees as the result of a revised clearing agreement partially offset the aforementioned increases. Net income for ZTT in 1995 was $479,000 compared to $292,000 in 1994, an increase of $187,000 or 64%.
     Total revenues for ZAMI in 1995 were $1,106,000 compared to
$1,017,000 in 1994, an increase of $89,000 or 9% due to increases in total assets under management between years. Total expenses of ZAMI in 1995 were $1,034,000 compared to $858,000, an increase of $176,000 or 21%. Increased salary expenses of the fixed income management division, added in the third quarter of 1994, additional occupancy expenses, and expenses related to management fee reimbursement agreements of a money market fund partially offset by a reduction in subadvisory fees are the reasons for the increased expenses between years. Net income for ZAMI in 1995 was $40,000 compared to $88,000 in 1994, a decrease of $48,000 or 55%.
Lease Financing Activities
     Total revenue for ZLC in 1995 was $7,777,000 compared to $8,343,000 in 1994, a decrease of $566,000 or 7%. Lease income decreased $282,000 or 4% primarily due to a reduction in operating equipment on lease and lease activations in 1995. Gains on the sale of leased equipment in 1995 were $383,000 compared to $864,000 in 1994, a decrease of $481,000 or 56%. A lower volume of equipment coming off lease and unfavorable market conditions associated with medical equipment are the primary reasons for the decline. Total expenses of ZLC in 1995 were $7,024,000 compared to $7,176,000 in 1994, a decrease of $152,000 or 2%. Depreciation expense on operating equipment decreased $215,000 or 6% as the result of a decline in total operating equipment on lease. Compensation expense declined as the result of personnel changes. These decreases were partially offset by an increase in the provision for losses and other increases which were general in nature. Net income for ZLC in 1995 was $444,000 compared to $709,000 in 1994, a decrease of $265,000 or 37%.
     ZCSI had revenues which equaled expenses in 1995 of $987,000 compared to $899,000 in 1994, an increase of $88,000 or 10%. The increase in revenues is primarily due to the leases and notes underlying an additional series of bonds outstanding during the full nine months of 1995 partially offset by maturing leases and notes. The sixth series of bonds issued at the end of the period in 1995 also had a small impact on the increased revenue. Management and servicing fees paid to ZLC were $96,000 in 1995 compared to $179,000 in 1994. The decrease in management fees is due to a declining base of investments in leases and notes as older leases and notes approach maturity as well as a decreased spread between the interest rates on bonds outstanding and the collateral of leases and notes. No management and servicing fees were earned for the sixth series just issued.
Other Services and Activities
     Total revenues for ZFC in 1995 were $197,000 compared to $300,000 in 1994, a decrease of $103,000 or 34%. Total expenses in 1995 were $244,000 compared to $352,000 in 1994, a decrease of $108,000 or 31%. A reduction in notes receivable and related interest income is the primary reason for the decrease in revenues. A $100,000 provision for losses in 1994 did not recur in 1995 and is the primary reason for the decreased expenses in 1995. ZFC had a net loss of $29,000 in 1995 compared to a net loss of $32,000 in 1994.
     FCFC had revenues in 1995 of $642,000 compared to $393,000 in 1994, an increase of $249,000 or 63%. Expenses during the same period were $604,000 in 1995 compared to $374,000 in 1994, an increase of $230,000 or
61%. Net income was $23,000 in 1995 compared to $11,000 in 1994. The addition of a second series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues, expenses and net income. The second series of bonds was issued in August 1994.
     WRR's gross sales for 1995 were $9,835,000 compared to $8,279,000 in 1994, an increase of $1,556,000 or 19%. Gross margins in 1995 were $2,854,000 compared to $2,577,000 in 1994, an increase of $277,000 or 11%.
Gross margin percentages were 29% in 1995 compared to a restated 31% in 1994. Increases in remediation and spill clean-up projects are the primary reasons for the increased sales. Total expenses in 1995 were $1,749,000 compared to $1,802,000 in 1994, a decrease of $53,000 or 3%. Net income in 1995 was $741,000 compared to $485,000 in 1994, an increase of $256,000 or
53%.
     Revenues for ZCI in 1995 were $833,000 compared to $551,000 in 1994, an increase of $282,000. The increases related to several factors. Income from Heartland Capital Corporation (HCC) was $163,000 in 1995. HCC did not exist in 1994. Gains from equity trading activity were $127,000 in 1995 whereas there was a loss of $64,000 in 1994. The balance of the increase was from interest income from investable funds partially offset by a decrease in interest income from the credit facility for the auto loan corporation.
                Liquidity and Capital Resources
     The Company's primary activities involve investment banking, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, were 4% of total Company assets and investment in leases was 34% of total Company assets as of September 30, 1995.
     The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first nine months of 1995, a total of $70,030,000 of notes were issued and $68,180,000 were repaid. In the first nine months of 1994, a total of $77,630,000 of notes were issued and $75,897,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $21,729,000 at September 30, 1995. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
     ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $11,000,000 at September 30, 1995. The $10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of September 30, 1995, there was $6,461,000 of total nonrecourse debt recorded by ZLC. A total of $4,345,000 of the nonrecourse debt is payable to ZCSI.
     In 1993, ZFC made a loan for $4,610,000 to an organization experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments of $7,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. On July 31, 1995, the loan was sold to ZCI at cost, net of allowances. The amount due ZCI at September 30, 1995 is $3,918,000. The loan is secured by a first mortgage on the underlying real estate. The loan is recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,418,000 at September 30, 1995, and is included in Other Assets on the balance sheet.
     ZCSI issues bonds to the public as a source of cash. A sixth series of bonds was issued in September, 1995, for $7,200,000. During the first nine months of 1995, a total of $2,848,000 of bonds were redeemed. Total bonds outstanding were $16,874,000 at September 30, 1995. The bonds are due serially from October 1995 to October 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes, including nonrecourse debt, and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
     FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments generally over a 15-year amortization schedule through 2008. No new bonds were issued in the first nine months of 1995 and $815,000 of bonds were called and redeemed. Total bonds outstanding were $7,799,000 at September 30, 1995.
     WRR has bonds outstanding at a principal amount of $485,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to finance continuing operations.
     BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit available through banking relationships, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. As of September 30, 1995, there was $14,678,000 outstanding under these lines of credit. BCZCO also has broker loan arrangements available through banking relationships.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
                            PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  November 13, 1995          By   /s/ Peter D. Ziegler
                                        Peter D. Ziegler
                                        President
Dated:  November 13, 1995          By   /s/ Lynn R. Van Horn
                                        Lynn R. Van Horn
                                        Senior Vice President -
                                         Finance
                         EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule