Form 10-K405
period 1995-12-31
ZIEGLER COMPANIES INC
filed 1996-03-22
CIK 109312

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from              to
Commission file number                         0-6237
                          THE ZIEGLER COMPANIES, INC.
            (Exact name of registrant as specified in its charter)
           Wisconsin                                          39-1148883
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)
215 North Main Street, West Bend, Wisconsin                       53095
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code       (414) 334-5521
            Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $1.00 Par Value
                  AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                     BY NON-AFFILIATES OF THE REGISTRANT:
        $47,418,676.50 based on the average of the bid and asked prices of such stock ($19.500 per share) on February 23, 1996
Number of shares outstanding of registrant's classes of common stock, as of February 23, 1996:
                        Class                         Shares Outstanding
                        Common Stock,                      2,431,727
                        $1.00 Par Value
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES    X         NO
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.      [ X ]
DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part II of this Report.
2. Portions of the annual Proxy Statement prepared for the 1996 Annual Meeting of Shareholders are incorporated by reference into Parts I and III.
                                   FORM 10-K
                          THE ZIEGLER COMPANIES, INC.
                                    PART I
Item 1.     Business
      (a) The Ziegler Companies, Inc. (the "Company") is a holding company which owns eight operating subsidiary companies. Seven of the companies are engaged in financially oriented businesses and the other company is engaged in recycling, reclaiming and disposing of industrial chemicals and solvents and providing pollution abatement services. The Company's principal executive offices are at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (414) 334-5521. There was no material change in the nature of the business done by The Ziegler Companies, Inc. and its subsidiaries during 1995.
                  The Company's subsidiaries include an investment banking and brokerage firm, B. C. Ziegler and Company which conducts retail brokerage services, and engages in underwriting and distributing debt securities of hospitals and health care institutions, long-term care facilities, municipal entities, churches, schools, and other corporations through an operating division Ziegler Securities. Ziegler Leasing Corporation concentrates on leasing equipment to health care providers and commercial enterprises. Ziegler Financing Corporation provides construction and interim loan services primarily to churches. Ziegler Thrift Trading, Inc. is a discount brokerage firm. Ziegler Asset Management, Inc. provides money management services to individuals and institutions. First Church Financing Corporation was organized to issue mortgage-backed bonds collateralized by first mortgages on church buildings and properties.
Ziegler Collateralized Securities, Inc. was organized to issue bonds collateralized by pools of equipment leases and other debt instruments. WRR Environmental Services Co., Inc. recycles, reclaims and disposes of industrial chemicals and solvents and provides clean-up services with respect to sites with environmental damage.
      (b) The Company's operations are conducted through four industry segments, namely, (1) broker-dealer, (2) lease financing, (3) real estate financing and (4) corporate and other. The industry segments are each served by a separate subsidiary or group of subsidiaries; therefore, all expenses and assets can be directly identified with segment revenues. Inter-company revenues consist primarily of interest income earned on loans between subsidiaries, management and other administrative fees charged between subsidiaries, intercompany security execution charges, and dividends received by the Company from subsidiaries. All other significant revenues are derived from transactions with unaffiliated parties in the United
States.
                  Revenues, net of intercompany transactions, Income Before Taxes, and Assets of each segment are as follows:

                                              1995        1994        1993
                                                     (In Thousands)
REVENUES (net of intercompany transactions)
  Broker-Dealer                            $ 37,680    $ 30,324    $ 35,238
  Lease Financing                            11,678      11,872      11,606
  Real Estate Financing                         197         328         351
  Corporate and Other                         5,654       4,557       3,146
                                           $ 55,209    $ 47,081    $ 50,341
INCOME BEFORE TAXES
  Broker-Dealer                            $  3,625    $    686    $  5,484
  Lease Financing                             1,067       1,206       1,751
  Real Estate Financing                         122         (70)         64
  Corporate and Other                         1,523       1,300         125
                                           $  6,337    $  3,122    $  7,424
ASSETS
  Broker-Dealer                            $ 53,681    $ 56,636    $ 47,195
  Lease Financing                            68,625      67,984      66,498
  Real Estate Financing                       4,281       5,045       7,924
  Corporate and Other                        29,258      22,775      20,006
                                           $155,845    $152,440    $141,623

                                 BROKER-DEALER
B. C. Ziegler and Company ("BCZCO")
      A major portion of BCZCO's business is the underwriting and distributing of debt securities of hospitals and other health and long-term care providers. All health care and substantially all public finance underwriting functions are consolidated under Ziegler Securities ("ZSD"), an operating division of BCZCO. While these activities are the prime source of BCZCO's income, other contributions to earnings result from underwriting profits from underwriting and distributing debt issues for churches and schools, from the sale of lease-backed and GNMA and FNMA certificate-backed bonds, from the sale of various mutual funds which it sponsors, and from the sale of other financial products, including unit investment trusts, deferred annuities, certificates of deposit, insurance and other mutual funds. BCZCO intends to continue all of these underwriting and sales activities.
      Total revenues of BCZCO in 1995 were $32,039,000 as compared with $25,787,000 in 1994. Net income in 1995 was $1,555,000 as compared with
1994 net income of $3,000.
      BCZCO began operations as an insurance agency in 1902 and at the present time maintains direct agency contracts with 26 insurance companies offering diversified lines of coverage, including life, property, casualty and fidelity insurance. It underwrote its first publicly offered security issue in 1913 for a church in West Bend, Wisconsin. Since then, it has concentrated on providing investment banking services to nonprofit corporations, with particular emphasis on health care providers, long-term care and retirement communities and churches.
      During 1995, Ziegler Securities managed 14 new issues of tax-exempt and taxable healthcare debt securities totaling $452,755,000. During 1995, Ziegler Securities also managed 38 issues for long-term care and retirement facilities totaling $442,790,000. For purposes of comparison, during 1994, Ziegler Securities managed 18 issues of tax-exempt and taxable healthcare debt securities totaling $502,895,000. Ziegler Securities also managed 37 issues for long-term care and retirement facilities totaling $302,275,000 in 1994.
      BCZCO underwrote and sold 23 bond issues for various churches, schools and other non-profit institutions, totaling approximately $67,408,000 in
1995 compared to 21 issues totaling approximately $66,176,000 in 1994.
      As of December 31, 1995, BCZCO had 24 retail brokerage offices located throughout the United States which play a vital role in the distribution of the taxable and tax-exempt issues underwritten by BCZCO. In 1995, the services offered by BCZCO's retail brokers were expanded to include solicited equity trading.  Securities are sold by BCZCO as a broker-dealer to individuals, financial institutions and other dealers.  In addition,
BCZCO maintains a limited secondary market for debt securities it has underwritten as an accommodation to its investor clientele.
      BCZCO continues to underwrite and offer a variety of investment products and continues to develop new investment products.
      BCZCO also sponsors and acts as the primary distributor for the Principal Preservation Portfolios, Inc. family of mutual funds. This open-end diversified investment company offers nine distinct mutual fund portfolios having total net assets over $320,000,000 as of December 31,
1995.
      Ziegler Mortgage Securities, Inc. II ("ZMSI-II"), in its tenth year of operation, issued four series of "AAA" rated bonds in the total amount of $10,925,000 during 1995. BCZCO owns a portion of the capital stock of ZMSI-II, and acts as underwriter for the offerings of bonds by it. ZMSI-II bonds are rated "AAA" by Standard & Poor's Corporation and are backed by
Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") certificates or by a combination of GNMA and FNMA certificates. The GNMA certificates are fully modified pass-through mortgage certificates backed by a pool of Federal Housing Authority ("FHA") loans or Veterans Administration ("VA") loans, and provide for payment of principal and interest and other proceeds of the mortgage loans to the registered holder of the GNMA certificates. Such payments are guaranteed by GNMA, which guarantee is supported by the full faith and credit of the United States. The FNMA certificates represent interests in pools of loans backed by mortgages on one to four family residences. The mortgage loans may be conventional mortgage loans or mortgage loans insured by the FHA or guaranteed by the VA. Payment of principal and interest and other proceeds from the mortgage loans will be made to the registered holders of the FNMA certificates.  FNMA certificates are guaranteed solely by the FNMA and are not backed by the full faith and credit of the United
States.
      In 1995, BCZCO underwrote and sold one series of lease-backed bonds for Ziegler Collateralized Securities, Inc. ("ZCSI") in the total amount of $7,200,000. The bonds were collateralized by pools of equipment leases and other debt instruments organized and sold to ZCSI by a sister company, Ziegler Leasing Corporation.
      BCZCO is one of the nation's oldest health care underwriters. BCZCO experiences competition in most potential taxable health care bond underwritings due in part to the fact that debt financing for health care providers can also be accomplished by bank borrowing or by mortgage financing with institutional lenders. Competition in the underwriting of tax-exempt issues is from other major investment bankers and, in certain instances, from commercial banks. This competition for underwriting volume over the past several years has caused a general decline in the level of compensation paid for investment banking services in connection with the healthcare market.
      It is anticipated that significant changes in the manner in which health care is delivered in the United States will occur over the next several years, either because of competitive forces in the marketplace or government mandates. There can be no guarantee of the continuing availability of health care, long-term care and corporate debt issues in adequate volume for BCZCO and other competitive investment bankers and underwriters. The availability of suitable underwritings for BCZCO is related to a variety of factors, among which are the general level of interest rates, the need for replacing or upgrading facilities, the development of new medical technology, changes in government programs and private contracts relating to reimbursement of health care providers, consolidation and integration within the health care industry, and the demographic characteristics of the United States' population.
      BCZCO is a broker-dealer registered with the Securities and Exchange Commission and with the security regulatory bodies of 50 states and the District of Columbia. It is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). It is subject to the rules and regulations established and administered by these various regulatory and self-regulatory agencies. Failure to comply with any of these rules and regulations could result in censure, fines, suspension or expulsion. Suspension could be imposed for varying periods of time and could have a materially adverse effect upon BCZCO for at least the period of suspension. Expulsion would effectively preclude it from engaging in the securities business. The various rules and regulations to which it is subject govern such matters as sales methods, recordkeeping requirements, net capital requirements, relationships between brokers and relationships between broker-dealers and the public.
      Under the Securities Act of 1933 and other applicable Federal and state securities laws and regulations, an underwriter is subject to substantial potential liability for material misstatements or omissions in the prospectus used to describe each issue of securities being underwritten and offered to the public.
      Underwriting involves substantial economic risk. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate all or part of its commitment at less than the purchase price. Ziegler Securities also acts as remarketing agent with respect to variable rate municipal obligations with investor put options. The aggregate principal amount of bonds as to which Ziegler Securities is remarketing agent is approximately $569,905,000. As a general matter, bonds which are not successfully remarketed by Ziegler Securities can be paid at par through a liquidity facility maintained by the borrower, at Ziegler Securities' demand. However, remarketing often involves a temporary holding of such bonds by Ziegler Securities for its own account, with the resulting market risk. Ziegler Securities finances its cash needs for remarketing activity through the Company's capital and bank credit lines.
      The securities industry in general is presently experiencing increased litigation from customers related to compliance with laws and industry rules related to the sales of securities.
      BCZCO includes an independent insurance agency, which is subject to various rules and regulations which are generally imposed at the state level.
Ziegler Thrift Trading, Inc. ("ZTT")
      ZTT is a discount brokerage firm organized in the State of Minnesota. ZTT is an order execution specialist for stocks, corporate bonds and options and can execute orders on any exchange and the over-the-counter market.
Since ZTT has no research department and no salesmen, ZTT's commission charges are approximately 50% to 70% less than those of regular brokerage firms. The minimum commission charge is $34.50.
      ZTT is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. It is licensed as a broker-dealer in 41 states and the District of Columbia. The company is headquartered in downtown Minneapolis and has three branch offices in St. Paul, Minnesota, along with two newly acquired branch offices in the suburban Chicago area..
      In addition to its core business, ZTT provides reduced commission brokerage services to the customers of banks in Minnesota and Wisconsin. In 1990, ZTT opened a satellite facility in the Eastern Heights Bank, St. Paul, Minnesota, on the home office campus of a major international manufacturing firm. In early 1994, this satellite facility began offering full service brokerage services, under the division name Ziegler Investment Services. In February 1995, the full service office relocated to the new Eastern Heights Bank at 670 McKnight Road North, St. Paul. In addition, a new discount branch of ZTT was opened in the same building. In September, 1995, ZTT purchased the assets of the discount brokerage business of another broker-dealer in the suburban Chicago area. The purchase is intended to provide access for ZTT to the Chicago area market for discount brokerage services.
      In 1995 ZTT's gross revenues were $4,434,000 and net income was $677,000 compared to net income of $382,000 in 1994 on gross revenues of $3,474,000.
                                LEASE FINANCING
Ziegler Leasing Corporation ("ZLC")
      ZLC concentrates on leasing equipment to the health care industry, but also writes a substantial volume of leases on commercial and industrial equipment. ZLC's portfolio consists primarily of full payout finance leases, leveraged leases and non-cancelable operating leases. A major portion of its net investment in lease transactions is in full payout finance leases wherein most of the usual ownership risks are passed to the lessee, and the lease income represents the excess of the lease contract's receivable (during an initial non-cancelable lease term) plus estimated equipment residual value over the cost of the leased equipment. The income is recognized over the term of the lease. Leveraged leases have essentially the same characteristics as finance leases, except that third parties furnish financing in the form of long-term debt that provides for no recourse against ZLC or the Company.  The investment in leveraged leases less the related deferred income taxes represents the net investment in leveraged leases for purposes of computing periodic net income. Income is prorated to the years in which such net investment is positive. Under the operating method of accounting for leases, ZLC retains most of the usual risks and rewards of ownership, and reports as income the monthly lease payments when due and charges income with depreciation on the leased equipment on a straight-line basis over the lease term, and allows for residual value at the end of the term.
      ZLC experiences substantial competition from commercial banks and other leasing companies. In addition, ZLC's revenues are subject to pressures created by changes in the health care delivery system in the United States.
      ZLC's gross revenue in 1995 was $10,498,000 as compared with $10,842,000 in 1994. Net income was $716,000 in 1995 as compared with $764,000 in 1994.
      At December 31, 1995, ZLC's investment in leases and notes totaled $50,547,000 compared with $47,331,000 at December 31, 1994.
                             REAL ESTATE FINANCING
Ziegler Financing Corporation ("ZFC")
      ZFC is engaged in the business of making construction and interim loans to selected churches, primarily those whose capital needs are too small to justify an underwriting through BCZCO. ZFC earned net income in 1995 of $74,000, compared to a net loss of $42,000 in 1994. Total revenues were $327,000 in 1995 compared to $364,000 in 1994. At the end of 1995, there were no loans, notes and related accrued interest outstanding from unrelated entities. This compares to approximately $5,258,000 at the end of 1994.
      The results of future operations of ZFC will depend upon the demand for suitable loans at profitable yields. The acquisition of construction and interim loans is highly competitive in that commercial banks, savings and loan associations, mortgage bankers, real estate trusts, and other construction lenders are aggressively seeking high quality loans. In addition to competitive conditions, yields depend to a large extent upon the type of property securing the loans, the term of the loan, the credit of borrowers, the reputation of the builder, the condition of the money market at the time the loan is acquired, and other factors.
      ZFC has obtained substantially all of its funds for investment in construction and interim loans through the sale of short-term notes by the
Company.   These notes have maturities of nine months or less and have a shorter term, in most cases, than the loans made by ZFC. As selected loans in the health and long-term care fields become available, ZFC intends to operate on a leveraged basis, that is, with substantial amounts of debt in relation to net worth. This policy will be reviewed from time to time on the basis of experience and current factors. In addition, operations on a leveraged basis can result in a decline of earnings or loss because of inability to pay maturing debt obligations without disadvantageous liquidation of loans or new borrowings at higher rates of interest.
Inability to pay maturing debt could result from defaults on loans held by ZFC or inability to make short-term borrowings.
First Church Financing Corporation ("FCFC")
      This subsidiary was incorporated on May 3, 1990 for the purpose of issuing mortgage-backed bonds collateralized by a pool of notes secured by first mortgages on church buildings and properties. The notes and mortgages in the pool typically originate from church financings which are too small in principal amount to support a separate public offering of bonds. One series of bonds totaling $4,223,000 was issued by FCFC in 1995.
                              CORPORATE AND OTHER
The Ziegler Companies, Inc. ("ZCO")
      In 1994, ZCO purchased a one third equity interest in Heartland Capital Company L.L.C. ("HCC"), a Wisconsin limited liability company which is in the business of making construction loans to finance the construction or rehabilitation of affordable housing projects. The total subscription price paid to date by ZCO is $825,000. The return on the investment recognized by ZCO for 1995 was approximately $225,000. The return on this investment of ZCO is dependent upon various factors, including the demand for affordable housing, the ability of HCC to maintain a spread between HCC's cost of funds and the interest rates charged to developers, and the successful management of the risk of default by developers on the loans made by HCC. The volume of HCC's lending activities has lagged original projections, due in major part to competition from major commercial banks and others. In addition, the corporation providing HCC with management services experienced significant changes in personnel in 1995.
      In addition, ZCO has purchased automobile installment loans from one originating company, and holds such loans until the aggregate amount of such loans is sufficient for a third party to purchase the loans in bulk for the purpose of securitizing them.
Ziegler Asset Management, Inc. ("ZAMI")
      This subsidiary was organized in June of 1991 to provide money management services to individuals and institutional accounts. The equity investment strategy utilized by ZAMI for individual accounts seeks out companies that have demonstrated a superior record of growing their earnings, increasing their dividends and maintaining strong balance sheets. With respect to institutional accounts, ZAMI has utilized sub-advisors to help the clients meet their investment objectives, risk limitations and liquidity requirements. As of December 31, 1995, ZAMI had approximately $587,000,000 of assets under management. ZAMI realized net income of
$48,000 in 1995, compared to $97,000 in 1994.
      In 1995, ZAMI underwent changes in key management personnel, and in early 1996 replaced BCZCO as investment adviser for certain mutual funds of Principal Preservation Portfolios, Inc.
Ziegler Collateralized Securities, Inc. ("ZCSI")
      This subsidiary was organized in August of 1991 for the purpose of issuing bonds collateralized by pools of leases and other debt instruments packaged and sold to ZCSI by Ziegler Leasing Corporation. In 1995 one series of bonds was issued by ZCSI totaling $7,200,000. It is anticipated that future series will be offered on a regular basis. In accordance with a written management agreement, management fees paid to Ziegler Leasing Corporation have been limited to the amounts which prevented ZCSI from incurring a loss. As a result, ZCSI had no net income in 1995, 1994 or
1993.
WRR Environmental Services Co., Inc. ("WRR")
      WRR was founded in 1970 and owns and operates a licensed hazardous waste treatment and waste solvent recycling facility located in Eau Claire, Wisconsin. WRR recycles spent industrial solvents for re-use and blends waste solvents for use as alternative energy sources for businesses in EPA permitted liquid injection incinerators and cement kilns. WRR also offers several other services such as processing dry cleaner filters, remediation of polluted industrial sites, and emergency spill response.
      WRR obtains raw materials for its recycling operations directly from the primary users of chemicals and solvents. Virgin chemicals are purchased and blended with certain of WRR's reclaimed blended products, or are sold as new products. WRR is not dependent on a single supplier or a few suppliers for its raw materials.
      WRR is regulated by the United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). On September 30, 1988 WRR obtained a final hazardous waste operating permit from the EPA making it the first fully licensed treatment, storage and disposal facility in the State of Wisconsin.
      In 1983, WRR's Eau Claire facility was placed on the National Priority List of sites regulated by the Superfund Act ("CERCLA") because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. WRR is subject to a DNR consent order for further testing and surface water control related to the contaminants. Although still subject to the consent order and to remedial action under the federal Research, Conservation, and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
      In addition, WRR has disposed of wastes at other sites which have been placed on the National Priority List and at sites which may be added to the List. Under CERCLA any party that disposed of waste at any facility that requires remediation may be held jointly and severally liable for a portion of, or the entire cost of, such remediation. In some cases, EPA will expend funds to remedy a site, and then seek reimbursement from those parties who disposed of wastes at the site. The total reserve of WRR on account of potential liability for remediation of environmentally damaged sites at December 31, 1995 was $717,000. See the section of this filing entitled "Environmental Matters" for additional information.
      In 1995, through a wholly-owned subsidiary named WRR Northwest Enterprises Co., Inc., WRR purchased the assets of a company located adjacent to WRR's plant. WRR's subsidiary has continued the business lines formerly operated by the selling company, namely the installation, servicing and sale of truck equipment. The purchase was made, in part, to provide WRR with control over neighboring commercial real estate.
      WRR's gross margin in 1995 was $3,762,000 as compared to $3,087,000 in 1994. Net income was $918,000 in 1995, compared to $529,000 in 1994.
                                    GENERAL
      None of the Company's businesses are subject to governmental renegotiation of profits; none are dependent on a single customer or a few customers nor are any of them dependent on a single supplier of raw
materials or a few suppliers of raw materials.   In no case are patents,
trademarks, licenses or franchises important nor are any of the businesses seasonal. None of the businesses engage in significant operations outside the United States.
                             ENVIRONMENTAL MATTERS
      Compliance with Federal, state and local laws and regulations which have been enacted or adopted relating to the protection of the environment have had no material effect upon the capital expenditures, earnings and competitive position of the registrant and its financial services subsidiaries.
      WRR is strictly regulated by the EPA and the DNR. More stringent future regulations enacted by these agencies regarding the control of air and water pollution as well as waste disposal sites could result in increased operating costs and capital expenditures.
      WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of December 31, 1995, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR should be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, WRR established a reserve of $589,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established for this third site.
      While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled approximately $717,000 and $633,000 at December 31, 1995 and 1994, respectively.
                                   EMPLOYEES
      As of March 1, 1996, 476 persons were employed full time and 92 persons were employed part time by the Company and its subsidiaries.
                       EXECUTIVE OFFICERS OF THE COMPANY
      Information regarding the executive officers of the Company, which is not part of the Company's March 8, 1996 Proxy Statement is as follows:

Name                    Age         Office
R. D. Ziegler           69          Chairman of the Board
P. D. Ziegler           46          President and Chief Executive Officer
S. C. O'Meara           46          Senior Vice President and General Counsel
L. R. Van Horn          42          Senior Vice President - Finance
V. C. Van Vooren        64          Senior Vice President and Treasurer
J. C. Vredenbregt       42          Assistant Treasurer and Controller
J. R. Schmidt           36          Corporate Secretary

      The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.
      Mr. R. Douglas Ziegler was elected Chairman of the Board of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986. Mr. Ziegler joined the Company on January 1, 1973, became President and Chief Executive Officer on June 15, 1973 and served as Chief Executive Officer until
December 31, 1989. Mr. Ziegler has been a Director of B. C. Ziegler and Company, the Company's principal subsidiary, from January 26, 1953 to April 21, 1969, and again became a Director on October 2, 1972. He is presently a Director of Johnson Controls, Inc. and Principal Preservation Portfolios, Inc. Mr. Ziegler is the father of Mr. P. D. Ziegler and uncle of Mr. B. C. Ziegler III.
      Mr. Peter D. Ziegler was elected President of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is the son of R. D. Ziegler, Chairman of the Company and a first cousin of Mr. B. C. Ziegler
III, a Director of the Company.
      Mr. S. Charles O'Meara began employment with the Company and B. C. Ziegler and Company as Senior Vice President and General Counsel on January 15, 1993.
      Mr. Lynn R. Van Horn was elected Senior Vice President - Finance of the Company and B. C. Ziegler and Company on March 19, 1990. He joined B. C. Ziegler and Company as Director of Finance on May 1, 1984 and was elected Vice President - Finance on March 25, 1985.
      Mr. Vernon C. Van Vooren is Treasurer of The Ziegler Companies, Inc. and was elected Senior Vice President of the Company on January 15, 1980.
He currently heads the commercial paper department of B. C. Ziegler and Company. Mr. Van Vooren has announced that he will retire from the Company effective March 31, 1996.
      Mr. Jeffrey C. Vredenbregt was elected Assistant Treasurer and Controller of the Company and B. C. Ziegler and Company on July 1, 1987. On March 15, 1993, he was elected Vice President of B. C. Ziegler and Company and continues in his capacities of Assistant Treasurer and Controller.
      Ms. Janine R. Schmidt was elected Corporate Secretary of the Company and B. C. Ziegler and Company on November 24, 1992.
Item 2.     Properties
                  B. C. Ziegler and Company owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries except WRR Environmental Services Co., Inc., Ziegler Thrift Trading, Inc. and the Ziegler Securities Division of B. C. Ziegler and Company. This three-story building has approximately 77,000 square feet of space.
                  B. C. Ziegler and Company also owns two buildings located at 237-239 and 241-243 North Main Street, West Bend, Wisconsin 53095. These buildings contain four residential rental units and four rental units for businesses. The business rental units are currently leased to businesses which are not affiliated with The Ziegler Companies, Inc. or any of its subsidiaries.
                  B. C. Ziegler and Company rents commercial space for its various retail brokerage offices under leases with terms that are typically three years or less.
                  Ziegler Securities Division occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 5729 Park Plaza Court, Indianapolis, Indiana 46220; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; and 1350 I Street, N.W., Suite 850, Washington,
D.C. 20005.
                  Ziegler Leasing Corporation's midwest regional offices occupy leased premises at 11479 North Pine Drive, Suite 22, Parker, Colorado 80134; 3017 Douglas Boulevard, Suite 300, Roseville, California 95661; and 2500 Old Alabama Road, Suite 23, Roswell, Georgia 30076.
                  Ziegler Thrift Trading, Inc. occupies leased premises at 733 Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402, 336 Robert Street North, Suite 210, St. Paul, Minnesota 55101, Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144 and 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119, 21 West Van Buren, Naperville, Illinois 60540; and 10526 West Cermak, Westchester, Illinois 60154.
                  All branch offices of B. C. Ziegler and Company, Ziegler Securities, Ziegler Leasing Corporation and Ziegler Thrift Trading, Inc. are located in leased premises with varying terms from one to ten years.
                  Ziegler Leasing Corporation and Ziegler Collateralized Securities, Inc. had, as of December 31, 1995, investments in leased equipment of $42,272,000 and $8,815,000, respectively.
                  WRR Environmental Services Co., Inc. owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional
19 acres of land in the vicinity of its operating plant. In 1995, through its wholly-owned subsidiary, WRR Northwest Enterprises Co., Inc., WRR purchased an approximately six acre site with improvements located at 5100 Highway 93 South, Eau Claire, Wisconsin, for use as a manufacturing, sales and service facility for truck equipment.
                  The Company owns one small parcel of partially-improved land in West Bend, Wisconsin, aggregating about 16 acres, which has been held for long-term investment.
                  B. C. Ziegler and Company owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.
Item 3.     Pending Legal Proceedings
                  Neither the Company nor any of its subsidiaries has any material pending legal proceedings other than ordinary routine litigation incidental to the respective businesses, and other than the three pending environmental matters at Eau Claire, Wisconsin, Zionsville, Indiana, and Griffith, Indiana described under the caption "Environmental Matters" above.
Item 4.     Submission of Matters to a Vote of Security Holders
                  No matters were submitted during the fourth quarter of the fiscal year 1995 to a vote of security holders.
                                    PART II
Item 5.     Market for the Company's Common Stock and Related Security Holder
            Matters
                  Information about the range of bid and asked quotations for the Company's common stock on the American Stock Exchange for each quarter during the Company's 1995 and 1994 fiscal years and information about the cash dividends paid on the Company's common stock for each quarter during 1995 and 1994 may be found on page 37 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 6.     Selected Financial Data
                  Information about the Company's operating revenue, net income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1991 through 1995 may be found on page 34 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1995, 1994 and
1993 may be found on pages 32 and 33 of the Company's 1995 Annual Report to Shareholders. All of the foregoing information is incorporated herein by reference as if fully set forth herein.
Item 8.     Financial Statements and Supplementary Data
                  The Company's consolidated financial statements containing consolidated balance sheets for the fiscal years 1995 and 1994 may be found on page 11 of the Company's 1995 Annual Report to Shareholders; consolidated statements of income for the fiscal years 1995, 1994 and 1993 and consolidated statements of cash flows for the fiscal years 1995, 1994 and 1993 may be found on pages 12 through 14 of the Company's 1995 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1995, 1994 and 1993 may be found on page 15 of the Company's 1995 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 16 through 26 of the Company's 1995 Annual Report to Shareholders. Such consolidated financial statements and report of Arthur Andersen LLP are incorporated herein by reference, see Exhibit 13 at page 61.
Item 9.     Disagreements with Accountants on Accounting and Financial
            Disclosure
                  There have been no reportable events during the fiscal years 1995 or 1994.
                                   PART III
Item 10.    Directors and Executive Officers of the Company
                  Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, and 5 of the Company's March 8, 1996 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.
                  Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.
Item 11.    Executive Compensation
                  Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found in the Company's March 8, 1996 Proxy Statement, which information is incorporated by reference herein.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
                  Information concerning principal securities holders and securities holdings of management which may be found on pages 2 and 3 of the Company's March 8, 1996 Proxy Statement is incorporated by reference as if fully set forth herein.
Item 13.    Certain Relationship and Related Transactions
                  There have been no transactions since the beginning of fiscal year 1995, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest, with the exception of the following transactions:
                  Mr. B. C. Ziegler III, current Director, is a shareholder, director and officer of Z/L Media Corporation, which is the general managing partner of KXRM Partnership, Colorado Springs, Colorado. KXRM has entered into two leases with Ziegler Leasing Corporation, a subsidiary of the Company. Monthly lease payments total $3,675.87.
                                    PART IV
Item 14(a).       Document List
      1.    Financial Statements
                  The following financial statements are incorporated herein by reference in Part II, Page 14 at Item 8 above.
            (i)   Consolidated balance sheets - December 31, 1995 and 1994.
            (ii) Consolidated statements of income - years ended December 31, 1995, 1994 and 1993.
            (iii) Consolidated statements of cash flows - years ended
                  December 31, 1995, 1994 and 1993.
            (iv) Consolidated statements of stockholders' equity - years ended December 31, 1995, 1994 and 1993.
            (v) Consolidated notes to financial statements - December 31, 1995 and 1994.
            (vi)  Report of Independent Public Accountants.
      2.    Supplementary Data and Financial Statement Schedule
                  The following financial statement schedule in response to
            this Item 14(a) is submitted as a separate section of this report:
                  Report of Independent Public Accountants on Supplemental
            Schedule.
                  SCHEDULE II - Valuation and Qualifying Accounts.
                  Report of Independent Public Accountants on and Financial
            Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454).
      3.    Exhibits Required by Securities and Exchange Commission
            Regulation S-K:
            (3)   a.    Articles of Incorporation of the Company, previously
                        filed as Exhibit C to the Company's Proxy Statement
                        dated March 8, 1993.
                  b.    By-Laws of the Company, previously filed as Exhibit D
                        of the Company's Proxy Statement dated March 8, 1993.
            (4) Instruments Defining the Rights of Security Holders - Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.
            (9) Voting Trust Agreements - Not applicable pursuant to Regulation S-K, Item 601.
            (10)  Material Contracts
                  a.    Form of Indemnification Agreement incorporated by
                        reference to Exhibit A to the Notice of Special
                        Meeting and Proxy Statement on July 11, 1986.
                  b.    Trust Indenture dated as of December 1, 1991 between
                        Ziegler Leasing Corporation and M&I First National
                        Bank as it relates to $10,000,000 principal amount of
                        Five-Year Extendable Notes, Series 1991 incorporated
                        by reference to Exhibit 4.1 to Registration Statement
                        on Form S-1, Commission File No. 33-43082.
                  c.    Trust Indenture dated December 1, 1991 between
                        Ziegler Collateralized Securities, Inc. and M&I First
                        National Bank incorporated by reference to Exhibit
                        4.1 to Registration Statement on Form S-3, filed
                        September 11, 1991, Commission File No. 33-42723;
                        First Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated December 1, 1991 incorporated by
                        reference to Exhibit 4.1 to current report on Form 8-
                        K for Ziegler Collateralized Securities, Inc., dated
                        December 12, 1991, Commission File No. 33-42723;
                        Second Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated July 1, 1992 incorporated by
                        reference to Exhibit 4.1 to current report on Form 8-
                        K for Ziegler Collateralized Securities, Inc., dated
                        July 17, 1992, Commission File No. 33-42723; Fourth
                        Supplemental Indenture between Ziegler Collateralized
                        Securities, Inc. and M&I First National Bank dated
                        July 15, 1993 incorporated by reference to Exhibit
                        4.1A of Amendment No. 3 to Ziegler Collateralized
                        Securities, Inc. Form S-3 Registration Statement,
                        filed July 20, 1993, Commission File No. 33-42723;
                        Seventh Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated as of July 15, 1993,
                        incorporated by reference to Exhibit 4.1A of
                        Amendment No. 4 to Ziegler Collateralized Securities,
                        Inc. Form S-3 Registration Statement, filed August
                        31, 1995, Commission File No. 33-42723.
                  d.    Third Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated June 1, 1993.
                  e.    Fifth Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated December 1, 1993.
                  f.    Sixth Supplemental Indenture, between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated October 1, 1994.
                  g.    Guaranty Agreement between The Ziegler Company, Inc.
                        and M&I First National Bank dated December 1, 1991
                        incorporated by reference to Exhibit 4.4 to the
                        Registration Statement on Form S-3, Commission File
                        No. 33-42723.
                  h.    $10,000,000 Credit Agreement between Ziegler Leasing
                        Corporation and First Wisconsin National Bank of
                        Milwaukee, dated May 15, 1991 incorporated by
                        reference to Item 14(a)3.(10)e of Part IV of the
                        Company's 1993 Form 10-K.
                  i.    $5,000,000 Term Loan Agreement between Ziegler
                        Leasing Corporation and M&I Marshall & Ilsley Bank,
                        dated December 28, 1992 incorporated by reference to
                        Item 14(a)3.(10)e of Part IV of the Company's 1992
                        Form 10-K.
                        Executive Compensation Plan and Arrangements
                  j.    Nonstatutory Stock Option Agreement referred to in
                        portions of the Company's March 8, 1996 Proxy
                        Statement, which information is incorporated by
                        reference in Item 11 of Part III of this Form 10-K.
                  k.    1993 Employees' Stock Incentive Plan incorporated by
                        reference from the March 8, 1993 Proxy Statement.
            (11)  Statement Re Computation of Per Share Earnings.
            (12) Statements Re Computation of Ratios - Not applicable pursuant to Regulation S-K, Item 601.
            (13)  1995 Annual Report to Shareholders.
            (18)  Letter Re Change in Accounting Principles - Not applicable.
            (19)  Previously Unfiled Document - Not applicable.
            (22)  Subsidiaries of the Company.
            (23) Published Report Regarding Matters Submitted to Vote of Security Holders - Not applicable.
            (24)  Consent of Independent Certified Public Accountants.
            (25)  Power of Attorney - Not applicable.
            (27)  Financial Data Schedule
            (28)  Additional Exhibits
                        a)    March 8, 1996 Proxy Statement.
            (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.
Item 14(b).       Reports on Form 8-K
                  There were no reports on Form 8-K filed during the year
            ended December 31, 1995.
                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                    THE ZIEGLER COMPANIES, INC.
March 18, 1996                      By: /s/ Janine R. Schmidt
                                        Janine R. Schmidt
                                        Corporate Secretary
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 18, 1996                      /s/ R. Douglas Ziegler
                                    R. Douglas Ziegler
                                    Chairman of the Board, Director
March 18, 1996                      /s/ Peter D. Ziegler
                                    Peter D. Ziegler
                                    President and Chief Executive Officer,
                                    Director
March 18, 1996                      /s/ John C. Frueh
                                    John C. Frueh, Director
March 18, 1996                      /s/ John R. Green
                                    John R. Green, Director
March 18, 1996                      /s/ William R. Holmquist
                                    William R. Holmquist, Director
March 18, 1996                      /s/ Peter R. Kellogg
                                    Peter R. Kellogg, Director
March 18, 1996                      /s/ Patrick D. J. Kenny
                                    Patrick D. J. Kenny, Director
March 18, 1996                      /s/ Frederick J. Wenzel
                                    Frederick J. Wenzel, Director
March   , 1996
                                    Bernard C. Ziegler III, Director
March 18, 1996                      /s/ Lynn R. Van Horn
                                    Lynn R. Van Horn
                                    Senior Vice President - Finance
March 18, 1996                      /s/ Jeffrey C. Vredenbregt
                                    Jeffrey C. Vredenbregt
                                    Assistant Treasurer and Controller

                               INDEX TO EXHIBITS
Exhibit No.:                                                            Page
      3(a).   Articles of Incorporation                                 n/a
      3(b).   By-Laws                                                   n/a
      4.      Instruments Defining the Rights of Security Holders       n/a
      9.      Voting Trust Agreements                                   n/a
      10(a).  Indemnification Agreement                                 n/a
      10(b).  Ziegler Leasing Corporation Trust Indenture               n/a
      10(c).  Ziegler Collateralized Securities, Inc. Trust Indenture   n/a
      10(d).  Ziegler Collateralized Securities, Inc.
              Third Supplemental Indenture                               22
      10(e).  Ziegler Collateralized Securities, Inc.
              Fifth Supplemental Indenture                               36
      10(f).  Ziegler Collateralized Securities, Inc.
              Sixth Supplemental Indenture                               48
      10(g).  Guaranty Agreement                                        n/a
      10(h).  Ziegler Leasing Corporation Credit Agreement              n/a
      10(i).  Ziegler Leasing Corporation Term Agreement                n/a
      10(j).  Nonstatutory Stock Option Agreement                       n/a
      10(k).  1993 Employees' Stock Incentive Plan                      n/a
      11.     Computation of Net Income per Common Share                 60
      12.     Statements Re Computation of Ratios                       n/a
      13.     1995 Annual Report to Shareholders of the Company          61
      18.     Letter Re Change in Accounting Principles                 n/a
      19.     Previously Unfiled Document                               n/a
      22.     Subsidiaries of the Company                                62
      23.     Published Report Regarding Matters Submitted to Vote of
              Security Holders                                          n/a
      24.     Consent of Arthur Andersen LLP, Independent Public
              Accountants                                                63
      25.     Power of Attorney                                         n/a
      27.     Financial Data Schedule                                    64
      28.     Proxy Statement of the Company, March 8, 1996              65
      29.     Information From Reports Furnished to State Insurance
              Regulatory Authorities                                    n/a

                                                                EXHIBIT 10(d)
                   ZIEGLER COLLATERALIZED SECURITIES, INC.,
                                    Issuer
                                      AND
                           M&I FIRST NATIONAL BANK,
                                    Trustee
                         THIRD SUPPLEMENTAL INDENTURE
                           Dated as of June 1, 1993
                                      to
                                   INDENTURE
                         DATED AS OF DECEMBER 1, 1991
                     CREATING $3,340,000 PRINCIPAL AMOUNT
                        COLLATERALIZED BONDS, SERIES 3
            THIRD SUPPLEMENTAL INDENTURE, dated as of June 1, 1993, between ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation (together with its successors as provided in the Indenture referred to be low, the "Issuer"), and M&I FIRST NATIONAL BANK, a national banking association with its principal office located at West Bend, Wisconsin (together with its successors as provided in the Indenture referred to below, the "Trustee"), as trustee under a Indenture dated as of December 1, 1991 (as amended, the "Indenture").
                             PRELIMINARY STATEMENT
            Section 10.01 of the Indenture provided, among other things, that the Issuer, when authorized by its Board of Directors, and the Trustee may at any time and from time to time enter into an indenture supplemental to the Indenture to authorized a Series of Bonds, and to specify certain terms of each Series of Bonds. The Board of Directors of the Issuer has
duly authorized the creation of a Series of Bonds with a aggregate principal amount of $3,340,000 to be known as the Collateralized Bonds, Series 3 ("Series 3 Bonds"), and the Issuer and the Trustee are executing and delivering this Third Supplemental Indenture in order to provide for the Series 3 Bonds.
                               GRANTING CLAUSES
            The Issuer hereby grants to the Trustee, in trust as provided in the Indenture, for the exclusive benefit of the Holders of the Series 3 Bonds, all of the Issuer's right, title and interest in and to (a) the leases described in Schedule A to this Third Supplemental Indenture which the Issuer is delivering to the Trustee herewith; (b) the Equipment leased pursuant to the leases described in Schedule A subject to the option of the respective Lessors thereunder to purchase such Equipment; (c) the Principal and Interest Payment Account for the Series 3 Bonds; and (d) all proceeds, of every kind and nature whatsoever, including, without limitation, proceeds of proceeds, and the conversions, voluntary or involuntary, of any of the foregoing into cash or other liquidated property, to secure the Series 3 Bonds equally and ratably without prejudice, priority or distinction between any Series 3 Bonds and any other Series 3 Bonds by reason of difference in time of issuance or otherwise, and to secure the payment of the principal of, and interest on, the Series 3 Bonds in accordance with their terms, all of the sums payable under the Indenture of this Third Supplemental Indenture with respect to the Series 3 Bonds and compliance with the provisions of the Indenture and this Third Supplemental Indenture with respect to the Series 3 Bonds all as provided in the Indenture and this Third Supplemental
Indenture.
Section 1.  Terms Defined in the Indenture.
            All terms used in this Third Supplemental Indenture which are defined in the Indenture, either directly or by reference therein, have the meanings assigned to them therein, except to the extent such terms are defined in this Third Supplemental Indenture or the context clearly requires otherwise.
Section 2.  Designation.
            The Series 3 Bonds shall be designated as Collateralized Bonds, Series 3.
Section 3.  Form of Series 3 Bonds.
            The Series 3 Bonds shall be in substantially the following form:
                            [FORM OF FACE OF BONDS]
$_________                                                      No. _________
                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                       _% COLLATERALIZED BOND, Series 3,
      Stated    First Interest   Interest Payable        Issue
     Maturity    Payment Date    on the 1st Day of       Date         CUSIP
               December 1, 1993  December and June     06-30-93
            Ziegler Collateralized Securities, Inc., a corporation duly organized and existing under the laws of the State of Wisconsin (herein referred to as the "Issuer"), for value received, hereby promises to pay to ___________________________________ or registered assigns, the principal sum
of__________________    Dollars on or prior to the date set forth above (the
"Stated Maturity") and to pay interest on the unpaid portion of said principal sum from the date hereof, through the day immediately preceding the date on which such principal sum becomes due and payable, on the 1st day of the months set forth above in each year, and to pay interest on any overdue principal and on overdue interest, at the rate per anum specified in the title of this Bond.
            The first such payment of interest will be made on the first interest payment date set forth above. Except as herein otherwise provided with respect to interest payable on the date the principal of this Bond becomes due and payable (whether at Stated Maturity, by redemption or otherwise) interest on this Bond shall be payable on each Semianual Payment Date through the day immediately preceding the Semianual Payment Date. The interest so payable on any Semianual Payment Date, and any redemption of Bonds that may be made on any Redemption Date, will, as provided in the Indenture referred to on the reverse hereof, be paid to the person in whose name this Bond (or one or more Predecessor Bonds) is registered on the Regular Record Date for such Semianual Payment Date or Redemption Date, which shall be the close of business on the fifteenth day of the calendar month preceding that in which such Semianual Payment Date or Redemption Date occurs (whether or not a Business Day). Any such redemption not made on the Redemption Date or interest not so punctually paid or duly provided for shall forthwith cease to be payable to the registered Holder on the Regular Record Date, and may be paid to the Person in whose name this Bond (or one or more Predecessor Bonds) is registered on a Special Record Date for the payment of such defaulted redemption proceeds and interest to be fixed by the Trustee, notice whereof shall be given to Bondholders not less than 10 days prior to such Special Record Date, or may be paid, at any time in an other lawful manner not inconsistent with the requirements of any securities exchange on which the Bonds may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.
            The principal of and interest on this Bond are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the office or agency of the Issuer designated for such purpose in the United States of America; provided that interest may be paid, at the option of the Issuer, by check mailed to the Person entitled thereto at his address as it appears on the Bond Register.
            Reference is made to the further provisions of this Bond set forth on the reverse hereof, which shall have the same effect as though fully set forth at this place.
            Unless the certificate of authentication hereon has been
executed by the Trustee by manual signature, this Bond shall not be entitled to any benefit under the Indenture, or be valid or obligatory for any purpose.
            IN WITNESS WHEREOF, Ziegler Collateralized Securities, Inc., has caused this instrument to be signed, manually or in facsimile, by its President or a Vice President and by its Secretary or an Assistant Secretary and a facsimile of its corporate seal to be imprinted hereon.
            Dated:      _________, 19_.
                                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                                    By:/s/Lynn R. Van Horn
                                          Lynn R. Van Horn,
                                          President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt
Secretary
               [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]
            This is one of the series of Bonds referred to in the within-mentioned Indenture.
                              M&I FIRST NATIONAL BANK
                              West Bend, Wisconsin,
                              Trustee
                              By:
                                    Authorized Officer
                           [FORM OF REVERSE OF BOND]
                              COLLATERALIZED BOND
            This Bond is one of a duly authorized issue of Bonds of the Issuer, designated as its Collateralized Bonds (herein called the "Bonds"), issued and to be issued in one or more Series, and is part of the Series of Bonds designated on the face hereof (herein called the "Bonds of this Series"), all issued and to be issued under an Indenture dated as of
December 1, 1991 (as amended, herein called the "Indenture"), between the Issuer and M&I First National Bank (the "Trustee"), which term includes any successor Trustee under the Indenture, to which Indenture and all indentures supplemental thereto (including the indenture supplemental thereto which authorized the Bonds of this Series) reference is hereby made for a statement of the respective rights thereunder of the Issuer, the Trustee and the Holders of the Bonds, and the terms upon which the Bonds are, and are to be, authenticated and delivered. All terms used in this Bond which are defined in the Indenture shall have the meanings assigned to them in the Indenture.
            As provided in the Indenture, the Bonds are issuable in Series which may vary as in the Indenture provided or permitted. All Bonds of each Series are equally and ratably secured to the extent provided by the supplemental indenture authorizing such Series. This Bond is ode of the Series specified in its title.
            If no Event of Default as defined in the Indenture shall have occurred and be then continuing, the Issuer, at its option, may redeem the Outstanding Bonds of this Series in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee, on any December 1 or
June 1 on or after December 1, 1995 at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date).
            The Bonds of this Series are subject to Mandatory Redemption at any time in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any cash deposit made by the Issuer to the Trustee in connection with the release of any Defaulted Lease as soon as practicable following such deposit.
            The Bonds of this Series are subject to Mandatory Redemption in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at the Redemption Prices (expressed as percentages of the principal amount of the Series 3 Bonds to be redeemed) as set forth below (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any proceeds received by the Issuer as a result of the early termination of any Lease and the purchase of the related Equipment by the Lessee thereunder as soon as practicable following the receipt of such proceeds by the Issuer.
      Redemption Period                   Redemption Price
      Prior to June 30, 1995                    101%
      On or after June 30, 1995                 100%
           If a Event of Default as defined in the Indenture shall occur and be continuing, the principal of all the Bonds, or of all the Bonds of any Series, may become or be declared due and payable in the manner and with the effect provided in the Indenture.
            As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond may be registered on the Bond Register of the Issuer, upon surrender of this Bond for registration of transfer at the office or agency of the Issuer in the United States of America, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Issuer and the Trustee duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of the same Series and maturity, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.
            Prior to the due presentment for registration of transfer of this Bond, the Issuer, the Trustee and any agent of the Issuer or the
Trustee may treat the Person in whose name this Bond is registered as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Bond be overdue, and neither the Issuer, the Trustee nor any such agent shall be affected by notice to the contrary.
            The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Issuer and the rights of the Holders of the Bonds under the Indenture at any time by the Issuer with the consent of the Holders of a majority in aggregate principal amount of Bonds at the time Outstanding (as defined in the Indenture), in cash Outstanding Bonds of all Series are to be affected, or with the consent of the Holders of a majority in aggregate principal amount of the Bonds at the lime Outstanding of each Series to be affected, in case one or more, but less than all, of the Series of Bonds then Outstanding are to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the Bonds at the time Outstanding, and of Bonds at the time Outstanding of each Series to be affected in case one or more, but less than all, such Series are to be affected, on behalf of the Holders of all the Bonds, to waive compliance by the Issuer with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange thereof or in lieu hereof whether or not notation of such consent or waiver is made upon this Bond.
            The term "Issuer" as used in this Bond includes any successor under the Indenture.
            The Bonds are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof, as provided in the Indenture and subject to certain limitations therein set forth. The Bonds are exchangeable for a like aggregate principal amount of Bonds of the same Series and maturity of a different authorized denomination, as requested by the Holder surrendering same.
            No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of and interest on this Bond at the times, place and rate, and in the coin or currency, herein prescribed.
Section 4.  Aggregate Principal Amount.
            The aggregate principal amount of Series 3 Bonds that may be authenticated and delivered under the Indenture and this Third Supplemental Indenture is limited to $3,340,000 except for Bonds authenticated and delivered upon registration of, transfer of, or in exchange for, or in lieu of, other Series 3 Bonds pursuant to Sections 3.04, 3.05, 3.06, 10.06 or
12.04 of the Indenture.
Section 5.  Maturity and Interest Rates.
            Series 3 Bonds shall mature and shall bear interest rates as follows:
      Stated Maturity         Amount                  Interest Rate
      June 1, 1994            1,050,000               5.00%
      December 1, 1994          520,000               5.25%
      June 1, 1995              520,000               5.50%
      December 1, 1995          400,000               5.75%
      June 1, 1996              370,000               6.00%
      December 1, 1996          170,000               6.25%
      June 1, 1997              170,000               6.50%
      December 1, 1997           70,000               6.75%
      June 1, 1998               70,000               6.75%
Section 6.  Semiannual Payment Date.
            With respect to the Series 3 Bonds, the term Semiannual Payment Dates shall mean December l and June 1.
Section 7.  Redemption of Series 3 Bonds.
            The Series 3 Bonds shall be subject to mandatory and optional redemption prior to maturity, to the extent specifically set forth in the form of Bond for Series 3 contained in this Third Supplemental Indenture.
Section 8.  Redemption Date.
            The Series 3 Bonds are subject to redemption at the option of the Issuer in whole or in part on any December l or June l on or after December l, 1995. The Series 3 Bonds are subject to mandatory redemption at any time.
Section 9.  Representations and Warranties.
            The Issuer hereby makes to the best of its knowledge, the following representations and warranties with respect to the Leases set forth on Schedule A below:
            (a)   The information set forth in the Schedule of Leases
      is true and correct in all material respects at the date or dates respecting which such information is furnished;
            (b)   Each Lease by its terms permits the Lessor to assign
      such Lease and its rights and interests thereunder without the consent of the Lessee thereunder;
            (c) As of the date of execution and delivery of this Supplemental Indenture, each Lease is in full force and effect and the Issuer has granted to the Trustee as security for the
      Bonds a security interest in the issuer's right, title and interest in and to such Lease and the related Equipment which security interest has been perfected by filing pursuant to the
      Uniform Commercial Code of Wisconsin and with respect to each item of the Equipment, a filing pursuant to the Uniform
      Commercial Code of the jurisdiction where such item of Equipment is located and where the principal place of business of the
      Lessee under the related lease is located, provided that in general no fixture filings have been made with respect to the
      Equipment;
            (d)   The Issuer acquired the leases in good faith,
      without notice of any and adverse claim;
            (e) As of the date of execution and delivery of this Supplemental Indenture, the Issuer is the sole legal owner of each Lease and the Issuer or the Lessee under such lease is the sole owner of the related Equipment free and clear of all liens, security interests and other encumbrances (except for a security interest which secures the Bonds of such Series or indebtedness of the Issuer which is subordinate to the prior payment of principal and interest on the Series 3 Bonds and which is
      subordinate to the security interests securing such Series of
      Bonds) (a "Subordinate Security Interest"), and immediately upon the transfer and assignment herein contemplated (and assuming that the Trustee complies with its obligations under the
      Indenture and this Supplemental Indenture and has not in its individual capacity taken any action to grant any interest in any Lease to any other Person), except for a Subordinate
      Security Interest, the Trustee shall have good title to, and will be the sole legal owner of, each Lease free and clear of all liens, security interests and other encumbrances and will have a valid perfected security interest in the Issuer's right, title and interest to the related Equipment;
            (f) As of the date of execution and delivery of this Supplemental Indenture, the terms of each Lease have not been waived, altered or modified in any material respect, except by written instruments included in the Lease File;
            (g) As of the date of execution and delivery of this Supplemental Indenture, insurance policies are in effect which provide coverage against loss or damage to each item of
      Equipment in an amount at least equal to the full insurable value thereof; and
            (h)   (i) The aggregate schedules rental payments under
      the Leases securing Series 3 Bonds during the six-month periods ending on each Semiannual Payment Date for such Series of Bonds to and including the final Stated Maturity of the Series 3 Bonds together with other funds then held by the Trustee for payment of principal and interest on the Bonds of such Series on such Semiannual Payment Date, after deducting all Servicer's fees and Trustee's fees respecting such Leases and Series 3 Bonds accruing during such period; plus (ii) such additional funds held by the Trustee at the commencement of such six-month period for the purpose of paying the principal of the Bonds of such series due on such semiannual Payment Date, equal or exceed the principal of and interest on the Series 3 Bonds which is due and payable on such Semiannual Payment Date.
It is understood and agreed that the representations and warranties set forth in this Supplemental Indenture (with respect to representations and warranties which are as of a particular date, in each case of such date) shall survive delivery of the respective Lease Files to the Trustee and shall continue throughout the terms of the Indenture and this Supplemental Indenture.
Section 10. Ratio of Net Investment in Leases to Outstanding Principal
            Amount of Series.
            The Issuer covenants and agrees that so long as any Series 3 Bonds are Outstanding, the Issuer's aggregate net investment (determined in accordance with generally accepted accounting principles) in the Leases securing the Series 3 Bonds together with any cash held by the Trustee as collateral for the Series 3 Bonds (excluding cash held in an amount equal to the then accrued but unpaid interest on the Series 3 Bonds) shall at all times be in an amount not less than 110% of the aggregate principal amount of the Series 3 Bonds then Outstanding.
Section 11. Ratification of Indenture.
            As supplemented and amended by this Third Supplemental
Indenture, the Indenture is in all respects ratified and confirmed and the Indenture as previously amended and as so supplemented by this Third Supplemental Indenture shall be read, taken and construed as one and the same instrument.
Section 12. Counterparts.
            This Third Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all of such counterparts shall together constitute but one and the same instrument.
            IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Third Supplemental Indenture to be duly executed by their respective officers thereunto duly authorized and their respective seals duly attested to be hereunto affixed all as of the day and year first above written.
                                          ZIEGLER COLLATERALIZED
                                          SECURITIES, INC.
                                          By:/s/Lynn R. Van Horn
                                                Lynn R. Van Horn, President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt, Secretary
                                          M&I FIRST NATIONAL BANK
                                          West Bend, Wisconsin,
                                          Trustee
                                          By:/s/ R. L. Stephenson
                                                 Sr. Vice Pres.
Attest:
M. F. Hron
Vice President
           Acknowledgment of Ziegler Collateralized Securities, Inc.
STATE OF WISCONSIN      )
                        )     SS.
COUNTY OF WASHINGTON    )
            On this 24th day of June, 1993, before me, a Notary Public in and for said county, the undersigned officer, personally appeared L. R. Van Horn and J. R. Schmidt, and severally knowledged themselves to be the President and Secretary, respectively, of ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation, and that they, as such officers, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by themselves as such and President and Secretary, respectively.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                                          Notary Public, Washington County
                                          /s/ Bonnie Zanow
                                          My commission 4/27/97
[NOTARIAL SEAL]
                   Acknowledgment of M&I First National Bank
STATE OF WISCONSIN            )
                              )     SS.
COUNTY OF WASHINGTON          )
            On this 25th day of June, 1993, before me, a Notary Public in and for said county, appears R. T. Stephenson and M.F. Hron of M&I FIRST NATIONAL BANK, West Bend, Wisconsin, Trustee, to me personally known, who being by me duly sworn, did say that they are the Sr. Vice President and
Vice President, respectively, of M&I FIRST NATIONAL BANK, West Bend, Wisconsin, and that the seal affixed to said instrument is the corporation seal of the said Association and that said instrument was signed and sealed on behalf of the said Association by authority of its Board of Directors, and that the said R. T. Stephenson and M.F. Hron acknowledged said instrument to be the free act and deed of said Association.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                                          /s/ Sandra L. Smallish
[NOTARIAL SEAL]                           Notary Public, Washington County
                                          My Commission 11/10/96
                                                                EXHIBIT 10(e)
                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                                    Issuer
                                      AND
                           M&I FIRST NATIONAL BANK,
                                    Trustee
                         FIFTH SUPPLEMENTAL INDENTURE
                         Dated as of December 1, 1993
                                      to
                                   INDENTURE
                    Dated as of December 1, 1991 as amended
                     CREATING $3,500,000 PRINCIPAL AMOUNT
                        COLLATERALIZED BONDS, SERIES 4
            FIFTH SUPPLEMENTAL INDENTURE, dated as of December 1, 1993, between ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation (together with its successors as provided in the Indenture referred to below, the "Issuer"), and M&I FIRST NATIONAL BANK, a national banking association with its principal office located at West Bend, Wisconsin (together with its successors as provided in the Indenture referred to below, the "Trustee"), as trustee under an Indenture dated as of December 1, 1991, (as amended, the "Indenture").
                             PRELIMINARY STATEMENT
            Section 10.01 of the Indenture provides, among other things, that the Issuer, when authorized by its Board of Directors, and the Trustee may at any time and from time to time enter into an indenture supplemental to the Indenture to authorize a Series 4 of Bonds, and to specify certain terms of each Series 4 of Bonds. The Board of Directors of the Issuer has duly authorized the creation of a Series 4 of Bonds with its aggregate principal amount of $3,500,000 to be known as the Collateralized Bonds, Series 4 (the "Series 4 Bonds"), and the Issuer and the Trustee are
executing and delivering this Fifth Supplemental Indenture in order to provide for the Series 4 Bonds.
                               GRANTING CLAUSES
            The Issuer hereby grants to the Trustee, in trust as provided in the Indenture, for the exclusive benefit of the Holders of the Series 4 Bonds, all of the Issuer's right, title and interest in and to (a) the
Pooled Assets described in Schedule A to this Fifth Supplemental Indenture which the Issuer is delivering to the Trustee herewith, (b) the Equipment leased and/or financed pursuant to the Pooled Assets described in Schedule A subject to the option of the respective Lessors/Debtors thereunder to purchase or prepay the principal on such Equipment, (c) the Principal and Interest Payment Account for the Series 4 Bonds, and (d) all proceeds, of every kind and nature whatsoever, including, without limitation, proceeds of proceeds, and the conversion, voluntary or involuntary, of any of the foregoing into cash or other liquidated property, to secure the Series 4 Bonds equally and ratably without prejudice, priority or distinction between any Series 4 Bonds and any other Series 4 Bonds by reason of difference in time of issuance or otherwise, and to secure the payment of the principal of, and interest on, the Series 4 Bonds in accordance with their terms, all of the sums payable under the Indenture of this Fifth Supplemental Indenture with respect to the Series 4 Bonds and compliance with the provisions of the Indenture and this Fifth Supplemental Indenture with respect to the Series 4 Bonds all as provided in the Indenture and this Fifth Supplemental
Indenture.
Section 1.  Terms Defined in the Indenture.
            All terms used in this Fifth Supplemental Indenture which are defined in the Indenture, either directly or by reference therein, have the meanings assigned to them therein, except to the extent such terms are defined in this Fifth Supplemental Indenture or the context clearly requires otherwise.
Section 2.  Designation.
            The Series 4 Bonds shall be designated as Collateralized Bonds, Series 4.
Section 3.  Form of Series 4 Bonds.
            The Series 4 Bonds shall be in substantially the following form:
                            [FORM OF FACE OF BOND]
$____________                                               No.______________
                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                     __% COLLATERALIZED BOND, Series 4 __,
      Stated    First Interest   Interest Payable        Issue
     Maturity    Payment Date    on the 1st Day of       Date         CUSIP
                 June 1, 1994    December and June     12-30-93
            Ziegler Collateralized Securities, Inc., a corporation duly organized and existing under the laws of the State of Wisconsin (herein referred to as the "Issuer"), for value received, hereby promises to pay to _____________ ____________ or registered assigns, the principal sum of
_________________ ___________________ Dollars on or prior to the date set forth above (the "Stated Maturity") and to pay interest on the unpaid portion of said principal sum from the date hereof, through the day immediately preceding the date on which such principal sum becomes due ad payable, on the 1st day of the months set forth above in each year, and to pay interest on any overdue principal and on overdue interest, at the rate per anum specified in the title of this Bond.
            The first such payment of interest will be made on the first interest payment date set forth above. Except as herein otherwise provided with respect to interest payable on the date the principal of this Bond becomes due and payable (whether at Stated Maturity, by redemption or otherwise) interest on this Bond shall be payable on each Semiannual Payment Date through the day immediately preceding the Semiannual Payment Date. The interest so payable on any Semiannual Payment Date, and any redemption of Bonds that may be made on any Redemption Date, will, as provided in the Indenture referred to on the reverse hereof, be paid to the Person in whose name this Bond (or one or more Predecessor Bonds) is registered on the Regular Record Date for such Semiannual Payment Date or Redemption Date, which shall be the close of business on the fifteenth day of the calendar month preceding that in which such Semiannual Payment Date or Redemption
Date occurs (whether or not a Business Day).  Any such redemption not made on the Redemption Date or interest not so punctually paid or duly provided for (excluding interest the payment of which is deferred pursuant to the proviso set forth in the first paragraph of this Bond) shall forthwith cease to be payable to the registered Holder on the Regular Record Date, and may be paid to the Person in whose name this Bond (or one or more Predecessor Bonds) is registered on a Special Record Date for the payment of such defaulted redemption proceeds and interest to be fixed by the Trustee, notice whereof shall be given to Bondholders not less than 10 days prior to such Special Record Date, or may be paid, at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Bonds may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.
            The principal of and interest on this Bond are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the office or agency of the Issuer designated for such purpose in the United States of America; provided that interest may be paid, at the option of the Issuer, by check mailed to the Person entitled thereto at his address as it appears on the Bond Register.
            Reference is made to the further provisions of this Bond set forth on the reverse hereof, which shall have the same effect as though fully set forth at this place.
            Unless the certificate of authentication hereon has been
executed by the Trustee by manual signature, this Bond shall not be entitled to any benefit under the Indenture, or be valid or obligatory for any purpose.
            IN WITNESS WHEREOF, ZIEGLER COLLATERALIZED SECURITIES, INC., has caused this instrument to be signed, manually or in facsimile, by its President or a Vice President and by its Secretary or an Assistant Secretary and a facsimile of its corporate seal to be imprinted hereon.
            Dated:  December 1, 1993.
                                          ZIEGLER COLLATERALIZED
                                          SECURITIES, INC.
[SEAL]
                                          By/s/ Lynn R. Van Horn
                                                Lynn R. Van Horn, President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt, Secretary
               [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]
            This is one of the Series 4 of Bonds referred to in the within-mentioned Indenture.
                                          M&I FIRST NATIONAL BANK,
                                          Trustee
                                          /s/ R. T. Stephenson
                                              Authorized Officer
                           [FORM OF REVERSE OF BOND]
                              COLLATERALIZED BOND
            This Bond is one of a duly authorized issue of Bonds of the Issuer, designated as its Collateralized Bonds (herein called the "Bonds"), issued and to be issued in one or more Series 4, and is part of the Series 4 of Bonds designated on the face hereof (herein called the "Bonds of this Series 4"), all issued and to be issued under an Indenture dated as of December 1, 1991 (as amended, herein called the "Indenture"), between the Issuer and M&I First National Bank (the "Trustee"), which term includes any successor Trustee under the Indenture, to which Indenture and all indentures supplemental thereto (including the indenture supplemental thereto which authorized the Bonds of this Series 4) reference is hereby made for a statement of the respective rights thereunder of the Issuer, the Trustee and the Holders of the Bonds, and the terms upon which the Bonds are, and are to be, authenticated and delivered. All terms used in this Bond which are defined in the Indenture shall have the meanings assigned to them in the Indenture.
            As provided in the Indenture, the Bonds are issuable in Series 4 which may vary as in the Indenture provided or permitted. All Bonds of each Series 4 are equally and ratably secured to the extent provided by the supplemental indenture authorizing such Series 4. This Board is one of the Series 4 specified in its title.
            If no Event of Default as defined in the Indenture shall have occurred and be then continuing, the Issuer, at its option, may redeem the Outstanding Bonds of this Series 4 in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee, on or after December 1 or June 1 on or after June 1, 1996 at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date).
            The Bonds of this Series 4 are subject to Mandatory Redemption at any time in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any proceeds received by the Issuer as a result of the purchase of any Defaulted Pooled Asset by the Servicer therefor or the Guarantor as soon as practicable following the receipt of such proceeds by the Issuer.
            The Bonds of this Series 4 are subject to Mandatory Redemption in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at the Redemption Prices (expressed as percentages of the principal amount of the Series 4 Bonds to be redeemed) as set forth below (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any proceeds received by the Issuer as a result of the early termination of any Pooled Asset and the purchase of the related Equipment by the Lessee or Debtor thereunder as soon as practicable following the receipt of such proceeds by the Issuer.
            Redemption Period             Redemption Price
      Prior to December 30, 1995                101%
      On or after December 30, 1995             100%
            If an Event of Default as defined in the Indenture shall occur and be continuing, the principal of all the Bonds, or of all the Bonds of any Series 4, may become or be declared due and payable in the manner and with the effect provided in the Indenture.
            As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond may be registered on the Bond Register of the Issuer, upon surrender of this Bond for registration of transfer at the office or agency of the Issuer in the United States of America, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Issuer and the Trustee duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of the same Series 4 and maturity, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.
            Prior to the due presentment for registration of transfer of this Bond, the Issuer, the Trustee and any agent of the Issuer or the
Trustee may treat the Person in whose name this Bond is registered as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Bond be overdue, and neither the Issuer, the Trustee nor any such agent shall be affected by notice to the contrary.
            The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Issuer and the rights of the Holders of the Bonds under the Indenture at any time by the Issuer with the consent of the Holders of a majority in aggregate principal amount of Bonds at the time Outstanding (as defined in the Indenture), in case Outstanding Bonds of all Series 4 are to be affected, or with the consent of the Holders of a majority in aggregate principal amount of the Bonds at the time Outstanding of each Series 4 to be affected, in case one or more, but less than all, of the Series 4 of Bonds then Outstanding are to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the Bonds at the time Outstanding, and of Bonds at the time Outstanding of each Series 4 to be affected in case one or more, but less than all, such Series 4 are to be affected, on behalf of the Holders of all the Bonds, to waive compliance by the Issuer with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Bond.
            The term "Issuer" as used in this Bond includes any successor under the Indenture.
            The Bonds are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof, as provided in the Indenture and subject to certain limitations therein set forth. The Bonds are exchangeable for a like aggregate principal amount of Bonds of the same Series 4 and maturity of a different authorized denomination, as requested by the Holder surrendering same.
            No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of and interest on this Bond at the times, place and rate, and in the coin or currency, herein prescribed.
Section 4.  Aggregate Principal Amount.
            The aggregate principal amount of Series 4 Bonds that may be authenticated and delivered under the Indenture and this Fifth Supplemental Indenture is limited to $3,500,000 except for Bonds authenticated and delivered upon registration of, transfer of, or in exchange for, or in lieu of, other Series 4 Bonds pursuant to Sections 3.04, 3.05, 3.06, 10.06 or
12.04 of the Indenture.
Section 5.Maturity and Interest Rates.
            The Series 4 Bonds shall mature and shall bear interest rates as follows:
      Stated Maturity         Amount            Interest Rate
      December 1, 1994        $825,000                4.75%
      June 1, 1995            $410,000                5.00%
      December 1, 1995        $390,000                5.25%
      June 1, 1996            $430,000                5.50%
      December 1, 1996        $445,000                5.75%
      June 1, 1997            $325,000                6.00%
      December 1, 1997        $325,000                6.25%
      June 1, 1998            $175,000                6.50%
      December 1, 1998        $175,000                6.50%
Section 6.  Semiannual Payment Dates.
            With respect to the Series 4 Bonds, the term Semiannual Payment Dates shall mean June 1 and December 1.
Section 7.  Redemption of Series 4 Bonds.
            The Series 4 Bonds shall be subject to mandatory and optional redemption prior to maturity, to the extent specifically set forth in the form of Bond for Series 4 contained in this Fifth Supplemental Indenture.
Section 8.  Representations and Warranties.
            The Issuer hereby makes to the best of its knowledge, the following representations and warranties with respect to the Pooled Assets set forth on Schedule A hereto:
            (a) The information set forth in the Schedule of Pooled Assets is true and correct in all material respects at the date or dates respecting which such information is furnished;
            (b)   Each Pooled Asset by its terms permits the Lessor/Debtor
      to assign such Pooled Asset and its rights and interests thereunder without the consent of the Lessee/Debtor thereunder.
            (c) As of the date of execution and delivery of this Supplemental Indenture, each Pooled Asset is in full force and effect and the Issuer has granted to the Trustee as security for the Bonds a security interest in the issuer's right, title and interest in and to such Pooled Asset and the related Equipment which security interest has been perfected by filing pursuant to the Uniform Commercial Code of Wisconsin and with respect to each item of the Equipment, a filing pursuant to the Uniform Commercial Code of the jurisdiction where such item of Equipment is located and where the principal place of business of the Lessee/Debtor under the related Pooled Asset is located, provided that in general no fixture filings have been made with respect to the Equipment;
            (d) The Issuer acquired the Pooled Assets in good faith, without notice of any adverse claim;
            (e) As of the date of execution and delivery of this Supplemental Indenture, the Issuer is the sole legal owner of each Pooled Asset and the Issuer or the Lessee/Debtor under such Pooled Asset is the sole owner of the related Equipment free and clear of all liens, security interests and other encumbrances (except for a security interest which secures the Bonds of such Series 4 or indebtedness of the Issuer which is subordinate to the prior payment of principal and interest on the Series 4 Bonds and which is subordinate to the security interest securing such Series 4 of Bonds) (a "Subordinate Security Interest"), and immediately upon the transfer and assignment herein contemplated (and assuming that the Trustee complies with its obligations under the Indenture and this
      Supplemental Indenture and has not in its individual capacity taken any action to grant any interest in any Pooled Asset to any other Person), except for a Subordinate Security Interest, the Trustee shall have good title to, and will be the sole legal owner of, each Pooled Asset free and clear of all liens, security interests and other encumbrances and will have a valid perfected security interest in the Issuer's right, title and interest to the related Equipment;
            (f) As of the date of execution and delivery of this
      Supplemental Indenture, the terms of each Pooled Asset have not been waived, altered or modified in any material respect, except by written instruments included in the Pooled Asset File;
            (g) As of the date of execution and delivery of this Supplemental Indenture, insurance policies are in effect which provide coverage against loss of or damage to each item of Equipment in an amount at least equal to the full insurable value thereof; and
            (h) The aggregate scheduled rental payments under the Pooled Assets securing Series 4 Bonds during the six-month periods ending on each Semiannual Payment Date for such Series 4 of Bonds to and including the final Stated Maturity of the Series 4 Bonds after deducting all Servicer's fees and Trustee's fees respecting such
      Pooled Assets and Series 4 Bonds accruing during such period equal or exceed the principal of and interest on the Series 4 Bonds which is due and payable on such Semiannual Payment Date.
It is understood and agreed that the representations and warranties set forth in this Supplemental Indenture (with respect to representations and warranties which are as of a particular date, in each case as of such date) shall survive delivery of the respective Pooled Asset Files to the Trustee and shall continue throughout the terms of the Indenture and this Supplemental Indenture.
Section 9.  Ratio of Net Investment in Pooled Assets to Outstanding
            Principal Amount of Series 4 Bonds.
            The Issuer covenants and agrees that so long as any Series 4 Bonds are Outstanding, the Issuer's aggregate net investment (determined in accordance with generally accepted accounting principles) in the Pooled Assets securing the Series 4 Bonds together with any cash held by the
Trustee as collateral for the Series 4 Bonds (excluding cash held in an amount equal to the then accrued but unpaid interest on the Series 4 Bonds) shall at all times be in an amount not less than 110% of the aggregate principal amount of the Series 4 Bonds then Outstanding.
Section 10. Ratification of Indenture.
            As supplemented and amended by this Fifth Supplemental
Indenture, the Indenture as previously amended is in all respects ratified and confirmed and the Indenture as previously amended and as so supplemented by this Fifth Supplemental Indenture shall be read, taken and construed as one and the same instrument.
Section 11. Counterparts.
            This Fifth Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all of such counterparts shall together constitute but one and the same instrument.
            IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Fifth Supplemental Indenture to be duly executed by their respective officers thereunto duly authorized and their respective seals duly attested to be hereunto affixed all as of the day and year first above written.
                                          ZIEGLER COLLATERALIZED
                                          SECURITIES,INC.
[SEAL]
                                          By/s/ Lynn R. Van Horn
                                                Lynn R. Van Horn, President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt, Secretary
                                          M&I FIRST NATIONAL BANK
                                          West Bend, Wisconsin, as Trustee
[SEAL]                                    By/S/ R. T. Stephenson
                                          Title:Sr. Vice Pres.
Attest:
/s/ M. F. Hron
Title:  Vice Pres.
           Acknowledgment of Ziegler Collateralized Securities, Inc.
STATE OF WISCONSIN            )
                              )     SS.
COUNTY OF WASHINGTON          )
            On this 30th day of December, 1993, before me, a Notary Public in and for said county, the undersigned officer, personally appeared L. R. Van Horn and J. R. Schmidt, severally acknowledged themselves to be the President and Secretary, respectively, of ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation, and that they, as such officers, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by themselves as such President and Secretary, respectively.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                                          Notary Public, Washington County
                                          My Commission
[NOTARIAL SEAL]
                   Acknowledgment of M&I First National Bank
STATE OF WISCONSIN            )
                              )     SS.
COUNTY OF WASHINGTON          )
            On this 28th day of December, 1993, before me, a Notary Public in and for said County, appeared R. L. Stephenson and M. F. Hron of M&I
FIRST NATIONAL BANK, West Bend, Wisconsin, Trustee, to me personally known, who being by me duly sworn, did say that they are the Sr. Vice President and Vice President, respectively, of M&I FIRST NATIONAL BANK, West Bend, Wisconsin, and that the seal affixed to said instrument is the corporate seal of the said Association and that said instrument was signed and sealed on behalf of the said Association by authority of its Board of Directors, and that the said R. L. Stephenson and M. F. Hron acknowledged said instrument to be the free act an deed of said Association.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                              Notary Public, Washington County, Wisconsin
                              My Commission
                                                                EXHIBIT 10(f)
                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                                    Issuer
                                      AND
                           M&I FIRST NATIONAL BANK,
                                    Trustee
                         SIXTH SUPPLEMENTAL INDENTURE
                          Dated as of October 1, 1994
                                      to
                                   INDENTURE
                   Dated as of December 1, 1991, as amended
                     CREATING $5,000,000 PRINCIPAL AMOUNT
                        COLLATERALIZED BONDS, SERIES 5
            SIXTH SUPPLEMENTAL INDENTURE, dated as of October 1, 1994, between ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation (together with its successors as provided in the Indenture referred to below, the "Issuer"), and M&I FIRST NATIONAL BANK, a national banking association with its principal office located at West Bend, Wisconsin (together with its successors as provided in the Indenture referred to below, the "Trustee"), as trustee under an Indenture dated as of December 1, 1991, (as amended, the "Indenture").
                             PRELIMINARY STATEMENT
            Section 10.01 of the Indenture provides, among other things, that the Issuer, when authorized by its Board of Directors, and the Trustee may at any time and from time to time enter into an indenture supplemental to the Indenture to authorize a Series 5 of Bonds, and to specify certain terms of each Series 5 of Bonds. The Board of Directors of the Issuer has duly authorized the creation of a Series 5 of Bonds with an aggregate principal amount of $5,000,000 to be known as the Collateralized Bonds, Series 5 (the "Series 5 Bonds"), and the Issuer and the Trustee are
executing and delivering this Sixth Supplemental Indenture in order to provide for the Series 5 Bonds.
                               GRANTING CLAUSES
            The Issuer hereby grants to the Trustee, in trust as provided in the Indenture, for the exclusive benefit of the Holders of the Series 5 Bonds, all of the Issuer's right, title and interest in and to (a) the
Pooled Assets described in Schedule A to this Sixth Supplemental Indenture which the Issuer is delivering to the Trustee herewith, (b) the Equipment leased and/or financed pursuant to the Pooled Assets described in Schedule A subject to the option of the respective Lessors/Debtors thereunder to purchase or prepay the principal on such Equipment, (c) the Principal and Interest Payment Account for the Series 5 Bonds, and (d) all proceeds, of every kind and nature whatsoever, including, without limitation, proceeds of proceeds, and the conversion, voluntary or involuntary, of any of the foregoing into cash or other liquidated property, to secure the Series 5 Bonds equally and ratably without prejudice, priority or distinction between any Series 5 Bonds and any other Series 5 Bonds by reason of difference in time of issuance or otherwise, and to secure the payment of the principal of, and interest on, the Series 5 Bonds in accordance with their terms, all of the sums payable under the Indenture of this Sixth Supplemental Indenture with respect to the Series 5 Bonds and compliance with the provisions of the Indenture and this Sixth Supplemental Indenture with respect to the Series 5 Bonds all as provided in the Indenture and this Sixth Supplemental
Indenture.
Section 1.  Terms Defined in the Indenture.
            All terms used in this Sixth Supplemental Indenture which are defined in the Indenture, either directly or by reference therein, have the meanings assigned to them therein, except to the extent such terms are defined in thiS Sixth Supplemental Indenture or the context clearly requires otherwise.
Section 2.  Designation.
            The Series 5 Bonds shall be designated as Collateralized Bonds, Series 5.
Section 3.  Form of Series 5 Bonds.
            The Series 5 Bonds shall be in substantially the following form:
                            [FORM OF FACE OF BOND]
$____________                                               No.______________
                    ZIEGLER COLLATERALIZED SECURITIES, INC.
                       __% COLLATERALIZED BOND, Series 5
      Stated    First Interest   Interest Payable        Issue
     Maturity    Payment Date    on the 1st Day of       Date         CUSIP
            Ziegler Collateralized Securities, Inc., a corporation duly organized and existing under the laws of the State of Wisconsin (herein referred to as the "Issuer"), for value received, hereby promises to pay to _____________ ____________ or registered assigns, the principal sum of
_________________ ___________________ Dollars on or prior to the date set forth above (the "Stated Maturity") and to pay interest on the unpaid portion of said principal sum from the date hereof, through the day immediately preceding the date on which such principal sum becomes due and payable, on the 1st day of the months set forth above in each year, and to pay interest on any overdue principal and on overdue interest, at the rate per annum specified in the title of this Bond.
            The first such payment of interest will be made on the first interest payment date set forth above. Except as herein otherwise provided with respect to interest payable on the date the principal of this Bond becomes due and payable (whether at Stated Maturity, by redemption or otherwise) interest on this Bond shall be payable on each Semiannual Payment Date through the day immediately preceding the Semiannual Payment Date. The interest so payable on any Semiannual Payment Date, and any redemption of Bonds that may be made on any Redemption Date, will, as provided in the Indenture referred to on the reverse hereof, be paid to the Person in whose name this Bond (or one or more Predecessor Bonds) is registered on the Regular Record Date for such Semiannual Payment Date or Redemption Date, which shall be the close of business on the fifteenth day of the calendar month preceding that in which such Semiannual Payment Date or Redemption
Date occurs (whether or not a Business Day).  Any such redemption not made on the Redemption Date or interest not so punctually paid or duly provided for (excluding interest the payment of which is deferred pursuant to the proviso set forth in the first paragraph of this Bond) shall forthwith cease to be payable to the registered Holder on the Regular Record Date, and may be paid to the Person in whose name this Bond (or one or more Predecessor Bonds) is registered on a Special Record Date for the payment of such defaulted redemption proceeds and interest to be fixed by the Trustee, notice whereof shall be given to Bondholders not less than 10 days prior to such Special Record Date, or may be paid, at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Bonds may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.
            The principal of and interest on this Bond are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the office or agency of the Issuer designated for such purpose in the United States of America; provided that interest may be paid, at the option of the Issuer, by check mailed to the Person entitled thereto at his address as it appears on the Bond Register.
            Reference is made to the further provisions of this Bond set forth on the reverse hereof, which shall have the same effect as though fully set forth at this place.
            Unless the certificate of authentication hereon has been
executed by the Trustee by manual signature, this Bond shall not be entitled to any benefit under the Indenture, or be valid or obligatory for any purpose.
            IN WITNESS WHEREOF, ZIEGLER COLLATERALIZED SECURITIES, INC., has caused this instrument to be signed, manually or in facsimile, by its President or a Vice President and by its Secretary or an Assistant Secretary and a facsimile of its corporate seal to be imprinted hereon.
            Dated:  October 1, 1994.
                                          ZIEGLER COLLATERALIZED
                                          SECURITIES, INC.
[SEAL]
                                          By/s/Lynn R. Van Horn
                                               Lynn R. Van Horn, President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt, Secretary
               [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]
This is one of the Series 5 of Bonds referred to in the within-mentioned Indenture.
                                    M&I FIRST NATIONAL BANK, Trustee
                                    Authorized Officer
                           [FORM OF REVERSE OF BOND]
                              COLLATERALIZED BOND
            This Bond is one of a duly authorized issue of Bonds of the Issuer, designated as its Collateralized Bonds (herein called the "Bonds"), issued and to be issued in one or more Series 5, and is part of the Series 5 of Bonds designated on the face hereof (herein called the "Bonds of this Series 5"), all issued and to be issued under an Indenture dated as of December 1,1991 (as amended, herein called the "Indenture"), between the Issuer and M&I First National Bank (the "Trustee"), which term includes any successor Trustee under the Indenture, to which Indenture and all indentures supplemental thereto (including the indenture supplemental thereto which authorized the Bonds of this Series 5) reference is hereby made for a statement of the respective rights thereunder of the Issuer, the Trustee and the Holders of the Bonds, and the terms upon which the Bonds are, and are to be, authenticated and delivered. All terms used in this Bond which are defined in the Indenture shall have the meanings assigned to them in the Indenture.
            As provided in the Indenture, the Bonds are issuable in Series 5 which may vary as in the Indenture provided or permitted. All Bonds of each Series 5 are equally and ratably secured to the extent provided by the supplemental indenture authorizing such Series 5. This Bond is one of the Series 5 specified in its title.
            If no Event of Default as defined in the Indenture shall have occurred and be then continuing, the Issuer, at its option, may redeem the Outstanding Bonds of this Series 5 in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee, on or after April 1, 1997 at a Redemption Price equal to 100% of the principal amount of the
Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date).
            The Bonds of this Series 5 are subject to Mandatory Redemption at any time in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at a Redemption Price equal to 100% of the principal amount of the Bonds to be redeemed (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any proceeds received by the Issuer as a result of the purchase of any Defaulted Pooled Asset by the Servicer therefor or the Guarantor as soon as practicable following the receipt of such proceeds by the Issuer.
            The Bonds of this Series 5 are subject to Mandatory Redemption in whole or in part, and if in part, by lot in such manner as may be determined by the Trustee at the Redemption Prices (expressed as percentages of the principal amount of the Series 5 Bonds to be redeemed) as set forth below (plus interest accrued and unpaid on such Bonds to but not including the Redemption Date) to the extent of any proceeds received by the Issuer as a result of the early termination of any Pooled Asset and the purchase of the related Equipment by the Lessee or Debtor thereunder as soon as practicable following the receipt of such proceeds by the Issuer.
            Redemption Period             Redemption Price
      Prior to October 19, 1996                 101%
      On or after October 19,1996               100%
            If an Event of Default as defined in the Indenture shall occur and be continuing, the principal of all the Bonds, or of all the Bonds of any Series 5, may become or be declared due and payable in the manner and with the effect provided in the Indenture.
            As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Bond may be registered on the Bond Register of the Issuer, upon surrender of this Bond for registration of transfer at the office or agency of the Issuer in the United States of America, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Issuer and the Trustee duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Bonds of the same Series 5 and maturity, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.
            Prior to the due presentment for registration of transfer of this Bond, the Issuer, the Trustee and any agent of the Issuer or the
Trustee may treat the Person in whose name this Bond is registered as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Bond be overdue, and neither the Issuer, the Trustee nor any such agent shall be affected by notice to the contrary.
            The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Issuer and the rights of the Holders of the Bonds under the Indenture at any time by the Issuer with the consent of the Holders of a majority in aggregate principal amount of Bonds at the time Outstanding (as defined in the Indenture), in case Outstanding Bonds of all Series 5 are to be affected, or with the consent of the Holders of a majority in aggregate principal amount of the Bonds at the time Outstanding of each Series 5 to be affected, in case one or more, but less than all, of the Series 5 of Bonds then Outstanding are to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the Bonds at the time Outstanding, and of Bonds at the time Outstanding of each Series 5 to be affected in case one or more, but less than all, such Series 5 are to be affected, on behalf of the Holders of all the Bonds, to waive compliance by the Issuer with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Bond shall be conclusive and binding upon such Holder and upon all future Holders of this Bond and of any Bond issued upon the registration of transfer hereof or in exchange therefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Bond.
            The term "Issuer" as used in this Bond includes any successor under the Indenture.
            The Bonds are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof, as provided in the Indenture and subject to certain limitations therein set forth. The Bonds are exchangeable for a like aggregate principal amount of Bonds of the same Series 5 and maturity of a different authorized denomination, as requested by the Holder surrendering same.
            No reference herein to the Indenture and no provision of this Bond or of the Indenture shall alter or impair the obligation of the Issuer, which is absolute and unconditional, to pay the principal of and interest on this Bond at the times, place and rate, and in the coin or currency, herein prescribed.
Section 4.  Aggregate Principal Amount.
            The aggregate principal amount of Series 5 Bonds that may be authenticated and delivered under the Indenture and this Sixth Supplemental Indenture is limited to $5,000,000 except for Bonds authenticated and delivered upon registration of, transfer of, or in exchange for, or in lieu of, other Series 5 Bonds pursuant to Sections 3.04,3.05,3.06, 10.06 or 12.04 of the Indenture.
Section 5.  Maturity and Interest Rates.
            The Series 5 Bonds shall mature and shall bear interest rates as follows:
      Stated Maturity         Amount            Interest Rate
      October 1, 1995         $800,000                6.25%
      April 1, 1996           $625,000                6.50%
      October 1, 1996         $600,000                6.75%
      April 1, 1997           $650,000                6.75%
      October 1, 1997         $650,000                7.00%
      April 1, 1998           $600,000                7.00%
      October 1, 1998         $525,000                7.25%
      April 1, 1999           $215,000                7.25%
      October 1, 1999         $215,000                7.50%
      April 1, 2000           $ 30,000                7.50%
      October 1, 2000         $ 30,000                7.75%
      April 1, 2001           $ 30,000                7.75%
      October 1, 2001         $ 30,000                7.75%
Section 6.  Semiannual Payment Dates.
            With respect to the Series 5 Bonds, the term Semiannual Payment Dates shall mean April and October l.
Section 7.  Redemption of Series 5 Bonds.
            The Series 5 Bonds shall be subject to mandatory and optional redemption prior to maturity, to the extent specifically set forth in the form of Bond for Series 5 contained in this Sixth Supplemental Indenture.
Section 8.  Representations and Warranties.
            The Issuer hereby makes to the best of its knowledge, the following representations and warranties with respect to the Pooled Assets set forth on Schedule A hereto:
            (a)   The information set forth in the Schedule of Pooled
      Assets is true and correct in all material respects at the date or dates respecting which such information is furnished;
            (b)   Each Pooled Asset by its terms permits the
      Lessor/Debtor to assign such Pooled Asset and its rights and interests thereunder without the consent of the Lessee/Debtor thereunder.
            (c) As of the date of execution and delivery of this Supplemental Indenture, each Pooled Asset is in full force and effect and the Issuer has granted to the Trustee as security for the Bonds a security interest in the issuer's right, title and interest in and to such Pooled Asset and the related Equipment which security interest has been perfected by filing pursuant to the Uniform Commercial Code of Wisconsin and with respect to each item of the Equipment, a filing pursuant to the Uniform
      Commercial Code of the jurisdiction where such item of Equipment is located and where the principal place of business of the Lessee/Debtor under the related Pooled Asset is located, provided that in general no fixture filings have been made with respect to the Equipment;
            (d) The Issuer acquired the Pooled Assets in good faith, without notice of any adverse claim;
            (e) As of the date of execution and delivery of this Supplemental Indenture, the Issuer is the sole legal owner of each Pooled Asset and the Issuer or the Lessee/Debtor under such
      Pooled Asset is the sole owner of the related Equipment free and clear of all liens, security interests and other encumbrances
      (except for a security interest which secures the Bonds of such
      Series 5 or indebtedness of the Issuer which is subordinate to the prior payment of principal and interest on the Series 5
      Bonds and which is subordinate to the security interest securing such Series 5 of Bonds or any blanket lien or prior security interest of any other secured party of the Lessee or Debtor under the Pooled Assets, as the case may be, against which purchase priority in favor of the Issuer or its affiliates has not been established) (a "Subordinate Security Interest"), and immediately upon the transfer and assignment herein contemplated
      (and assuming that the Trustee complies with its obligations under the Indenture and this Supplemental Indenture and has not in its individual capacity taken any action to grant any
      interest in any Pooled Asset to any other Person), except for a Subordinate Security Interest, the Trustee shall have good title to, and will be the sole legal owner of, each Pooled Asset free and clear of all liens, security interests and other
      encumbrances and will have a valid perfected security interest in the Issuer's right, title and interest to the related
      Equipment;
            (f) As of the date of execution and delivery of this Supplemental Indenture, the terms of each Pooled Asset have not been waived, altered or modified in any material respect, except by written instruments included in the Pooled Asset File;
            (g) As of the date of execution and delivery of this Supplemental Indenture, insurance policies are in effect which provide coverage against loss of or damage to each item of
      Equipment in an amount at least equal to the full insurable value thereof; and
            (h)   The aggregate scheduled rental payments under the
      Pooled Assets securing Series 5 Bonds during the six-month periods ending on each Semiannual Payment Date for such Series 5 of Bonds to and including the final Stated Maturity of the
      Series 5 Bonds after deducting all Servicer's fees and Trustee's fees respecting such Pooled Assets and Series 5 Bonds accruing during such period equal or exceed the principal of and interest on the Series 5 Bonds which is due and payable on such
      Semiannual Payment Date.
It is understood and agreed that the representations and warranties set forth in this Supplemental Indenture (with respect to representations and warranties which are as of a particular date, in each case as of such date) shall survive delivery of the respective Pooled Asset Files to the Trustee and shall continue throughout the terms of the Indenture and this Supplemental Indenture.
Section 9.  Ratio of Net Investment in Pooled Assets to Outstanding
            Principal Amount of Series 5 Bonds.
            The Issuer covenants and agrees that so long as any Series 5 Bonds are Outstanding, the Issuer's aggregate net investment (determined in accordance with generally accepted accounting principles) in the Pooled Assets securing the Series 5 Bonds together with any cash held by the
Trustee as collateral for the Series 5 Bonds (excluding cash held in an amount equal to the then accrued but unpaid interest on the Series 5 Bonds) shall at all times be in an amount not less than 122% of the aggregate principal amount of the Series 5 Bonds then Outstanding.
Section 10. Ratification of Indenture.
            As supplemented and amended by this Sixth Supplemental
Indenture, the Indenture as previously amended is in all respects ratified and confirmed and the Indenture as previously amended and as so supplemented by this Sixth Supplemental Indenture shall be read, taken and construed as one and the same instrument.
Section 11. Counterparts.
            This Sixth Supplemental Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all of such counterparts shall together constitute but one and the same instrument.
Section 12. Modification of Section 4.02(e) of the Indenture.
            Section 4.02(e) of the Indenture is hereby amended to add the following language in the tenth line of Section 4.02(e) immediately following the word "above":
            (iii) or any blanket lien or prior security interest of
                  any other secured party of the Lessee or Debtor
                  under the Pooled Assets, as the case may be, against
                  which purchase priority in favor of the Issuer or
                  its affiliates has not been established
            IN WITNESS WHEREOF, the Issuer and the Trustee have caused this Sixth Supplemental Indenture to be duly executed by their respective officers thereunto duly authorized and their respective seals duly attested to be hereunto affixed all as of the day and year first above written.
                                          ZIEGLER COLLATERALIZED
                                          SECURITIES, INC.
[SEAL]
                                          By/s/Lynn R. Van Horn
                                               Lynn R. Van Horn, President
Attest:
/s/ Janine R. Schmidt
Janine R. Schmidt, Secretary
                                          M&I FIRST NATIONAL BANK
                                          West Bend, Wisconsin,
                                          as Trustee
[SEAL]
                                          By/s/ R.T. Stephenson
                                          Title:Exec. Vice Pres.

Attest:
/s/ M. F. Hron
Title:  Vice Pres.
           Acknowledgment of Ziegler Collateralized Securities, Inc.
STATE OF WISCONSIN            )
                              ) SS.
COUNTY OF WASHINGTON          )
            On this 19th day of October, 1994, before me, a Notary Public in and for said county, the undersigned officer, personally appeared L. R. Van Horn and J. R. Schmidt, severally acknowledged themselves to be the President and Secretary, respectively, of ZIEGLER COLLATERALIZED SECURITIES, INC., a Wisconsin corporation, and that they, as such officers, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by themselves as such President and Secretary, respectively.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                                          Notary Public, Washington County
                                          /s/ Bonnie Zanow
[NOTARIAL SEAL]                           My Commission 4/27/97
                   Acknowledgment of M&I First National Bank
STATE OF WISCONSIN            )
                              ) SS.
COUNTY OF WASHINGTON          )
            On this 19th day of October, 1994, before me, a Notary Public in and for said County, appeared R. L Stephenson and M. F. Hron of M&I FIRST NATIONAL BANK, West Bend, Wisconsin, Trustee, to me personally known, who being duly sworn, did say that they are the Executive Vice President and Vice President respectively, of M&I FIRST NATIONAL BANK, West Bend, Wisconsin, and that the seal affixed to said instrument is the corporate seal of the said Association and that said instrument was signed and sealed on behalf of said Association by authority of its Board of Directors, and that the said R. T. Stephenson and M. F. Hron acknowledged said instrument to be free act and deed of said Association.
            IN WITNESS WHEREOF, I have hereunto set my hand and official seal.
                                          Notary Public, Washington County

[NOTARIAL SEAL]                           My Commission

                                                                   EXHIBIT 11
                  COMPUTATION OF NET INCOME PER COMMON SHARE

                                               Year Ended December 31
                                           1995          1994         1993
Weighted Average Shares Outstanding
 Before Adjustments                       2,375,528    2,385,920    2,382,957
Incremented Shares Related to
 Restricted Common Stock (1)                 16,440        2,666            -
Weighted Average Shares Outstanding       2,391,968    2,388,586    2,382,957
Net Income                               $4,044,321   $2,005,056   $4,531,024
Per Share Amount                              $1.69        $ .84        $1.90

(1) Calculation is based on the treasury stock method using average market price.

                                                                   EXHIBIT 13
               1995 ANNUAL REPORT TO SHAREHOLDERS OF THE COMPANY

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

The Registrant and all of the above subsidiaries are included in the accompanying consolidated financial statements. Ziegler Leasing Corporation owns all of the common stock of Ziegler Medical Equipment Group, Inc., a corporation which refurbishes medical equipment for resale to health care providers. WRR Environmental Services Co., Inc. owns all of the common stock of WRR Northwest Enterprises Co., Inc., whose operations are described above in this Form 10-K under the heading "Corporate and Other" in Part I,
Item 1.
                                                                   EXHIBIT 24
                        CONSENT OF ARTHUR ANDERSEN LLP
                        INDEPENDENT PUBLIC ACCOUNTANTS
      As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of The Ziegler Companies, Inc. of our report dated February 2, 1996, included in the 1995 Annual Report to Shareholders of The Ziegler Companies, Inc.
      We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39543) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc.'s 1989 Employees' Stock Purchase Plan and in the Registration Statement (Form S-8 No. 33-74636) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc. 1993 Employees' Stock Incentive Plan, of our report dated February 2, 1996, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.
      We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-42723) of Ziegler Collateralized Securities, Inc. and related Prospectus of our report dated February 2, 1996, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 22, 1996.
                                                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
                                                                   EXHIBIT 28
                                PROXY STATEMENT
                                 March 8, 1996
                          THE ZIEGLER COMPANIES, INC.
                           SUPPLEMENTAL SCHEDULE TO
                           THE FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995, 1994 AND 1993
Report of independent public accountants on supplemental schedule
SCHEDULE II             Valuation and Qualifying Accounts
Report of independent public accountants and financial statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-28290, 33-21324, 33-10076, 33-1726 on Form 10-K [33-28290]).
All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements as incorporated by reference or notes thereto.
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE
To the Board of Directors of
      The Ziegler Companies, Inc.:
      We have audited in accordance with generally accepted auditing standards, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 68 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 2, 1996.

                                                                                                SCHEDULE II
                                         THE ZIEGLER COMPANIES, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions       December 31,
Description                 1994            Expense           (Note 3)          (Note 1)           1995
Reserve for loan
 losses (Note 2)          $1,051,619        $219,405          $624,964        $  (387,018)       $1,508,970
                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions       December 31,
Description                 1993            Expense           (Note 3)          (Note 1)           1994
Reserve for loan
 losses (Note 2)          $2,519,931        $335,685          $711,729        $(2,515,726)       $1,051,619
                                                              Additions
                                                             Charged to
                         Balance at        Additions            Other                           Balance at
                        December 31,      Charged to          Accounts         Deductions       December 31,
Description                 1992            Expense           (Note 3)          (Note 1)           1993
Reserve for loan
 losses (Note 2)          $2,251,704        $165,746          $536,327        $  (433,846)       $2,519,931
NOTES:
(1)   These deductions represent charge-offs for the purpose for which the reserve was established.
(2)   The reserve is offset against the corresponding assets in the balance sheet.
(3)   The additions represent adjustments to prior charge-offs.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 2, 1996.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND 1994

                                                      1995          1994
ASSETS
Cash                                             $     83,353  $     87,263
Money market investments, at cost which
 approximates market                                  341,861       104,483
Demand note with The Ziegler Companies, Inc.,
 at cost, which approximates market                         -       402,205
    Total cash and cash equivalents                   425,214       593,951
Cash and investments held by trustee, at cost,
 which approximates market                          4,207,178     4,142,583
Accrued interest receivable                           855,783       844,075
Mortgage Certificates, held by trustee (net
 of purchase discount of $3,425,237 and
 $3,453,038, respectively)                        116,345,952   113,401,638
Deferred issuance costs                             3,378,116     3,409,878
    Total assets                                 $125,212,243  $122,392,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                         $  3,716,958  $  3,613,928
Mortgage Certificate-Backed Bonds payable         119,908,000   117,018,000
Payable to B. C. Ziegler and Company                   67,285       240,197
    Total liabilities                             123,692,243   120,872,125
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend, $100
  redemption price;
    200,000 shares authorized,
    15,000 shares issued and
     outstanding, respectively                      1,500,000     1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                 20,000        20,000
 Retained earnings                                          -             -
    Total stockholders' equity                      1,520,000     1,520,000
    Total liabilities and
     stockholders' equity                        $125,212,243  $122,392,125

The accompanying notes to financial statements are an integral part of these balance sheets.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           1995          1994         1993
Revenues:
 Interest income                        $10,395,747  $10,129,823  $14,773,591
 Gain on sale of mortgage
  certificates                              228,031    1,014,811    2,237,059
    Total revenues                       10,623,778   11,144,634   17,010,650
Expenses:
 Interest expense                         9,764,637    9,654,473   14,443,586
 Amortization of deferred
  issuance costs                            359,513    1,111,631    2,138,311
 Management fee                             349,925      158,801      179,930
 General and administrative                 149,703      219,729      248,823
    Total expenses                       10,623,778   11,144,634   17,010,650
Income before income taxes                        -            -            -
Provision for income taxes                        -            -            -
    Net income                          $         -  $         -  $         -

The accompanying notes to financial statements are an integral part of these statements.

                                    ZIEGLER MORTGAGE SECURITIES, INC. II
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              Common Stock             Preferred Stock                      Total
                           Number                   Number                                 Stock-
                             of                       of                    Retained      holders'
                           Shares     Amount        Shares       Amount     Earnings       Equity
Balance at
 December 31, 1992          20,000    $20,000        20,000    $2,000,000    $     -     $2,020,000
    Net income                   -          -             -             -          -              -
Balance at
 December 31, 1993          20,000     20,000        20,000     2,000,000          -      2,020,000
    Redemption of preferred
     stock                       -          -        (5,000)     (500,000)         -       (500,000)
    Net income                   -          -             -             -          -              -
Balance at
 December 31, 1994          20,000     20,000        15,000     1,500,000          -      1,520,000
    Net income                   -          -             -             -          -              -
Balance at
 December 31, 1995          20,000    $20,000        15,000    $1,500,000    $     -     $1,520,000

The accompanying notes to financial statements are an integral part of these statements.

                     ZIEGLER MORTGAGE SECURITIES, INC. II
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                          1995          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                           $         -  $         -  $         -
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Gain on sale of Mortgage
    Certificates                         (228,031)  (1,014,811)  (2,237,059)
   Discount accretion on
    Mortgage Certificates                (123,337)    (116,878)    (163,050)
   Amortization of deferred
    issuance costs                        359,513    1,111,631    2,138,311
   Change in assets and
    liabilities:
     Decrease (Increase) in -
      Funds held by trustee               (64,595)  20,874,119  (16,403,461)
      Accrued interest
       receivable                         (11,708)     119,467      406,615
      Receivable from
       B. C. Ziegler and Company                -            -       24,679
     Increase (Decrease) in -
      Payable to B. C. Ziegler
       and Company                       (172,912)     (26,943)     124,504
      Accrued interest payable            103,030   (1,430,566)  (1,294,567)
 Net cash provided by (used in)
  operating activities                   (138,040)  19,516,019  (17,404,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired through merger                   -       55,249            -
 Sale and redemption of Mortgage
  Certificates                          8,011,228   33,126,215   64,362,572
 Purchase of Mortgage Certificates    (10,604,175) (20,681,090) (15,208,792)
  Net cash provided by (used in)
   investing activities                (2,592,947)  12,500,374   49,153,780
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage Certificate-
  Backed Bonds                         10,597,250   20,749,705   15,134,070
 Principal payments on Mortgage
  Certificate-Backed Bonds             (8,035,000) (52,154,000) (46,495,000)
 Redemption of preferred stock                  -     (500,000)           -
  Net cash provided by (used in)
   financing activities                 2,562,250  (31,904,295) (31,360,930)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 $  (168,737) $   112,098  $   388,822
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        593,951      481,853       93,031
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                          $   425,214  $   593,951  $   481,853
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid during the year       $ 9,661,607  $11,085,000  $15,738,000
  Income taxes paid during
   the year                           $         -  $         -  $         -
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:
  Assets acquired through merger,
   primarily Mortgage Certificates    $         -  $ 2,096,000  $         -
  Liabilities assumed through
   merger, primarily Mortgage
   Certificate-Backed Bonds           $         -  $ 2,151,000  $         -

The accompanying notes to financial statements are an integral part of these statements.
                     ZIEGLER MORTGAGE SECURITIES, INC. II
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995 AND 1994
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1995 and 1994 were approximately $124,478,000 and $112,825,000, respectively. Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase. The $402,205 demand note as of December 31, 1994 with The Ziegler Companies, Inc. is for funds deposited with The Ziegler Companies, Inc. which have been invested in daily reverse repurchase agreements collateralized by securities guaranteed by the full faith and credit of the United States.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising 89% of the portfolio as of December 31, 1995) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 11% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1995, consist of the following:

                                                                  Outstanding
                                                                   Principal
                                                     Original       Amounts
                             Date of    Stated       Principal        at
       Series      Rate       Bonds    Maturity       Amounts      12/31/95
         10        8.90%     10/1/86    10/1/21   $  8,200,000  $  2,455,000
         16        9.00%      5/1/87     1/1/22      4,500,000     2,284,000
         18        9.15%      6/1/87     5/1/22      7,372,000     5,804,000
         19        9.15%      6/1/87     5/1/22      5,750,000     3,805,000
         20        9.00%      7/1/87     6/1/22      5,418,000     3,498,000
         21        9.00%      7/1/87     6/1/22      5,266,000     4,881,000
         22        9.10%      8/1/87     2/1/21      5,650,000     2,451,000
         24        9.20%     10/1/87     2/1/22      5,237,000     4,985,000
         33        9.10%      4/1/88   10/15/21      7,054,000     3,658,000
         34        9.35%      6/1/88    5/15/23      4,163,000     3,325,000
         39        9.40%      8/1/88    8/15/23      5,780,000     3,808,000
         40        9.50%      9/1/88    9/15/23      6,800,000     3,917,000
         41        9.30%     10/1/88   10/15/23      4,655,000     4,201,000
         42        9.20%     10/1/88   10/15/23      4,000,000     3,610,000
         45        9.45%      2/1/89    1/15/24      3,950,000     3,827,000
         47        9.75%      5/1/89    2/15/24      3,744,000     1,700,000
         49        8.45%      7/1/89    7/15/22      2,740,000     2,612,000
         52        9.35%      5/1/90    5/15/20      3,000,000       597,000
         55        9.00%      9/1/90   10/01/20      3,244,000       683,000
         60        8.30%      6/1/91    6/15/24      3,326,000     3,229,000
         61        8.00%      9/1/91   11/15/19      3,390,000     1,492,000
         62        7.25%      2/1/92    4/15/22      2,925,000     1,545,000
         63        7.60%      5/1/92    5/15/22      3,400,000     1,795,000
         64        7.40%      6/1/92    6/15/22      3,300,000     1,683,000
         65        7.00%      1/1/93    1/15/28      3,029,000     2,974,000
         66        7.00%      1/1/93    1/15/28      3,000,000     2,948,000
         67        6.40%      3/1/93   12/15/13      3,585,000     3,360,000
         68        6.25%      4/1/93    5/01/23      3,000,000     2,609,000
         69        6.00%      5/1/93    5/01/23      3,022,000     2,607,000
         70        6.00%      3/1/94   11/15/28      3,390,000     3,350,000
         71        7.00%      4/1/94    9/20/23      3,015,000     2,767,000
         72        7.00%      4/1/94   10/15/23      2,897,000     2,859,000
         73        7.00%      4/1/94    4/15/24      3,130,000     3,063,000
         74        7.10%      5/1/94    2/15/24      3,145,000     3,104,000
         75        7.10%      6/1/94    2/15/24      3,290,000     3,237,000
         76        7.35%      9/1/94    9/15/29      2,535,000     2,512,000
         77        8.00%      2/1/95   10/15/29      3,066,000     3,049,000
         78        7.50%      4/1/95    9/15/29      2,597,000     2,597,000
         79        6.75%      6/1/95    6/15/22      2,622,000     2,612,000
         80        7.00%      9/1/95    7/15/23      2,640,000     2,640,000
                                                   160,827,000   118,133,000

American Mortgage Securities, Inc.
  Mortgage Certificate-Backed Bonds
          5        7.35%      3/1/92    3/01/22      3,000,000     1,775,000
                                                  $163,827,000  $119,908,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued.
            Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1995 and 1994, approximated $120,264,000 and $111,150,000, respectively.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      As of December 31, 1995 and 1994, the Company owed B. C. Ziegler and Company $67,285 and $97,561, respectively, for accrued management fees. As of December 31, 1994, the Company also owed B. C. Ziegler and Company $142,636 which was AMSI indebtedness to B. C. Ziegler and Company at the time of the merger discussed below. During 1994, the Company redeemed 5,000 shares of the preferred stock from B. C. Ziegler and Company, the sole owner of the Company's preferred stock, for $500,000.
(6)   Merger -
      Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994. These assets and liabilities, primarily one outstanding bond issue totaling $1,961,000 which is collateralized by a separate pool of Mortgage Certificates totaling $1,966,000, at amortized cost, are included in the Company's Balance Sheet as of December 31, 1994. The merger produced no effect on the Company's 1994 operations since it was not effective until year end.