Form 10-Q
period 1996-03-31
ZIEGLER COMPANIES INC
filed 1996-05-15
CIK 109312

Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996
                                     OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                       Commission file number 1-10854
                         THE ZIEGLER COMPANIES, INC.
           (Exact name of registrant as specified in its charter)
           Wisconsin                                         39-1148883
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)
              215 North Main Street, West Bend, Wisconsin 53095
        (Address of principal executive offices)          (Zip Code)
     Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1996 was 2,431,782 shares.
                                   PART I
                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENTS
                                 (Unaudited)

                                               For the Three Months Ended
                                               March 31,         March 31,
                                                 1996              1995
Revenues:
  Investment banking and commission income   $ 6,294,020      $ 5,411,055
  Interest and dividends                       1,165,721        1,068,886
  Lease income                                 2,263,649        2,500,161
  Gross profit on chemical products              818,735          615,511
  Insurance agency                               304,646          290,409
  Other                                        1,604,455        1,444,512
    Total revenues                            12,451,226       11,330,534
Expenses:
  Employee compensation and benefits           5,429,338        4,752,317
  Commissions and clearing fees                  206,828          168,637
  Communications                                 690,501          642,202
  Occupancy and equipment                      2,190,823        2,228,610
  Promotional                                    500,454          486,137
  Professional and regulatory                    195,557          238,103
  Interest                                     1,381,693        1,404,604
  Other operating expenses                     1,636,270        1,406,843
    Total expenses                            12,231,464       11,327,453
Income before income taxes                       219,762            3,081
Provision for (benefit from) income taxes         37,800          (16,400)
    Net income                               $   181,962      $    19,481
Earnings per share                                 $ .08            $ .01
Dividends per share                                $ .13            $ .13
Average number of shares outstanding           2,392,185        2,394,416

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                              March 31,      December 31,
                                                1996             1995
ASSETS
  Cash                                      $  3,806,452     $  4,231,808
  Short-term investments                      15,220,021       12,430,129
  Bonds due and called as of April 1, 1996
   and January 1, 1996, respectively           3,134,263        3,472,297
    Total cash and cash equivalents           22,160,736       20,134,234
  Securities inventory                         8,682,063       28,151,740
  Accounts receivable -- securities sales      5,327,871        3,434,916
  Accounts receivable -- other                 3,653,536        4,612,320
  Investment in and receivables from
   affiliates                                  2,757,360        2,638,456
  Investment in leases                        49,045,859       51,090,834
  Notes receivable                            28,059,676       26,564,818
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $14,657,832 and $14,425,733,
   respectively                                7,128,486        7,090,543
  Other assets                                14,435,977       12,127,533
    Total assets                            $141,251,564     $155,845,394
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                  $ 17,450,704     $ 18,394,420
  Payable to customers                         2,226,901        2,567,092
  Payable to broker-dealers                      819,247          409,425
  Accounts payable                             4,531,261        3,910,191
  Dividends payable                              316,132        1,167,207
  Accrued income taxes                           735,709        1,138,008
  Deferred income taxes                        5,472,406        5,358,583
  Notes payable to banks                      16,026,154       24,559,972
  Bonds payable                               35,865,621       37,403,990
  Other liabilities and deferred items         5,650,531        8,694,508
    Total liabilities                         89,094,666      103,603,396
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030          3,544,030        3,544,030
  Additional paid-in capital                   5,968,537        5,968,737
  Retained earnings                           60,525,573       60,659,742
  Treasury stock, at cost, 1,112,248
   and 1,112,348, respectively               (17,228,153)     (17,229,903)
  Unearned compensation                         (653,089)        (700,608)
    Total stockholders' equity                52,156,898       52,241,998
    Total liabilities and
     stockholders' equity                   $141,251,564     $155,845,394

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               For the Three Months Ended
                                               March 31,        March 31,
                                                 1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $    181,962     $     19,481
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization               1,541,044        1,645,564
   Provision for losses                          113,185           34,700
   (Gain) Loss on sale of equipment                  (10)          38,331
   Gain on sale of leased equipment             (155,080)         (91,216)
   Unrealized (gain) loss on securities
    inventory                                    303,458          (12,932)
   Compensation related to restricted
    stock grants                                  47,519           44,489
   Undistributed earnings of
    unconsolidated affiliate                     (68,000)         (46,292)
 Changes in operating assets and
  liabilities:
   Decrease (Increase) in -
    Securities inventory                      19,166,219       13,589,525
    Accounts receivable --
     securities sales                         (1,892,955)         931,431
    Accounts receivable -- other                 544,981          (56,923)
    Other operating assets                    (2,505,955)      (2,033,274)
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                               69,631       (3,162,689)
    Accounts payable net of payments
     for purchases of assets
     to be leased                              1,096,801          427,238
    Income taxes payable                        (402,299)         138,896
    Deferred income taxes                        113,823         (230,395)
    Notes payable to banks                    (8,270,000)     (11,280,000)
    Other operating liabilities               (3,078,693)      (2,953,294)
   Net cash provided by (used in)
    operating activities                       6,805,631       (2,997,360)
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Sale of equipment                                   10            8,805
  Principal payments received under
   leases                                      3,831,131        3,954,396
  Sale of leased equipment                       507,685          576,733
  Payments received on notes receivable        5,076,595        6,150,719
  Decrease in advances to affiliates                   -          158,646
 Payments for:
  Purchase of assets to be leased               (303,319)      (2,700,162)
  Issuance of notes receivable                (9,015,012)      (6,568,771)
  Capital expenditures                          (321,115)        (233,677)
   Net cash provided by (used in)
    investing activities                        (224,025)       1,346,689
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes payable        22,047,000       26,207,000
  Exercise of employee stock options               1,550           43,108
 Payments of:
  Principal on short-term notes payable      (22,986,000)     (26,340,000)
  Principal on notes payable to banks           (338,220)        (398,477)
  Principal on nonrecourse debt                 (573,227)        (538,905)
  Repayment of bonds payable                  (1,539,000)      (1,272,000)
  Dividends                                   (1,167,207)        (804,026)
   Net cash used in financing
    activities                                (4,555,104)      (3,103,300)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                           2,026,502       (4,753,971)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                           20,134,234       25,498,481
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                               $ 22,160,736     $ 20,744,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during the period            $  1,628,000     $  1,308,000
 Income taxes paid during the period        $    535,000     $     23,000
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Conversion of notes receivable to
  investment in leases at the
  initiation of a lease                     $  2,490,423     $  2,664,670
 Granting of restricted stock from
  treasury stock                            $          -     $    168,988

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1996
Note A -- Basis of Presentation
   The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Commitments and Contingent Liabilities
   In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issues to customers. BCZ had approximately $6,250,000 in commitments outstanding at March 31, 1996.
   As of March 31, 1996, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $4,431,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
   As of March 31, 1996, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
   WRR is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site.
   WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of March 31, 1996, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established a reserve of $601,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
   WRR is jointly and severally liable on two of the previously mentioned sites. To the extent that WRR is found liable for contributing to the pollution at the third site, its liability will be joint and several. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $729,000 at March 31, 1996.
Note C -- Stock Option Plans
   The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. As of March 31, 1996, unexercised options for 94,255 shares were outstanding.
All outstanding options are currently exercisable through April 30, 1997, at 85% of the market value on the date of exercise. Options for a total of 100 shares were exercised at prices averaging $15.50 per share during 1996. Under the 1989 Plan, 26,725 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 2,660 shares were forfeited during the period.
Note D -- Earnings Per Share
   Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
   As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc. (ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of March 31, 1996, is as follows:

                                                 BCZ               ZTT
         Aggregate indebtedness            $ 2,472,000        $3,489,000
         Net capital                       $16,651,000        $1,200,000
         Ratio of aggregate indebtedness
          to net capital                      .15 to 1         2.91 to 1
         Required net capital              $   595,000        $  250,000

   In accordance with Securities and Exchange Commission Rule 15c3-3,
BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of March 31, 1996, there was approximately $4,936,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
   The Company has a 50% interest in Ziegler Mortgage Securities,
Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                               For the Three Months Ended
                                               March 31,         March 31,
                                                 1996              1995
         Income, primarily interest           $2,720,630       $2,694,422
         Expenses -
           Interest                            2,406,375        2,419,843
           Amortization of bond
            issuance costs                       208,946          153,898
           Management fees                        63,972           81,633
           Other                                   4,337           39,048
             Total expenses                    2,720,630        2,694,422
         Net income                           $        -       $        -

Note G -- Securities Inventory
   Securities inventory consisted of the following:

                                            March 31,      December 31,
                                              1996             1995
   Municipal bond issues                    $4,217,240      $20,351,886
   Corporate bond issues                       182,895        2,230,918
   Institutional bond issues                   371,709        2,589,739
   Preferred stock                           1,749,875        1,263,826
   Other securities                          2,160,344        1,715,371
                                            $8,682,063      $28,151,740

Note H -- Notes Payable to Banks
   The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $1,223,000 in short-term borrowings outstanding at March 31, 1996. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
   Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
   Summarized balance sheet information of ZCSI as of March 31, 1996 and December 31, 1995 and income statements for the three month periods ended March 31, 1996 and 1995 are as follows:

                                                Balance Sheets as of:
                                            March 31,      December 31,
                                              1996             1995
   Investment in leases                    $ 7,867,567      $ 8,818,566
   Notes receivable                          6,389,816        6,865,720
   Other assets                              3,654,985        2,614,081
       Total assets                        $17,912,368      $18,298,367
   Bonds payable                           $14,738,000      $15,070,000
   Other liabilities                         3,164,368        3,218,367
       Total liabilities                    17,902,368       18,288,367
   Stockholder's equity                         10,000           10,000
       Total liabilities and
        stockholder's equity               $17,912,368      $18,298,367

                                              Income Statements for the
                                                 Three Months Ended
                                            March 31,        March 31,
                                              1996             1995
   Lease income                            $   210,642      $   247,613
   Interest income                             173,529          114,148
       Total income                            384,171          361,761
   Interest expense                            285,425          242,134
   Management fees                               5,793           31,858
   Other expenses                               92,953           87,769
       Total expenses                          384,171          361,761
   Net income                              $         -      $         -

   In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
   An analysis of each outstanding bond series as of March 31, 1996 and for the three month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                       Collateral   Lease/     Bond     Other   Excess
  Series     Bonds        Value      Note    Interest  Related    of
    No.   Outstanding    at Cost    Income    Expense Expenses  Income
     1   $  217,000   $  244,429  $  8,606  $  4,204  $ 1,239   $ 3,163
     2   $  570,000   $  642,932  $ 17,030  $  9,784  $ 2,748   $ 4,498
     3   $  850,000   $  955,021  $ 20,898  $ 13,331  $ 4,592   $ 2,975
     4   $1,701,000   $1,906,357  $ 42,900  $ 25,292  $ 6,724   $10,884
     5   $4,200,000   $5,439,320  $113,978  $ 72,875  $23,810   $17,293
     6   $7,200,000   $8,111,776  $172,181  $116,484  $28,885   $26,812

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Results of Operations - Three Months Ended
                    March 31, 1996 versus March 31, 1995
      The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") is investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry and for churches and private schools. The Company is also involved in other financial service activities, specifically full commission and reduced commission brokerage services, equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, investment management and advisory services and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement as well as the recycling, reclaiming, and disposing of chemical wastes.
      Total revenues of the Company in 1996 were $12,451,00 compared to $11,331,000 in 1995, an increase of $1,120,000 or 10%. Operating expenses in 1996 were 12,231,000 compared to $11,327,000 in 1995, an increase of $904,000 or 8%. There was a provision for income taxes in 1996 of $37,800 compared to a benefit from income taxes of $16,400 in 1995. Net income in 1996 was $182,000 compared to $19,000 in 1995. Earnings per share in 1996 was $.08 compared to $.01 in 1995. The changes in revenues, operating expenses and net income for 1996 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking, Broker-Dealer and Investment Advisory Activities
      B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenue of $6,269,000 in 1996 compared to $5,988,000 in 1995, an increase of $281,000 or 5%.
Revenues from securities activities in 1996 were $5,031,000 compared to $4,578,000, an increase of $453,000 or 10%. Both first quarters had low levels of municipal and corporate underwritings. Non-underwritten product revenues increased $794,000 as BCZ increased its emphasis on such products, primarily equities, mutual funds and annuities. As a result of this new emphasis, secondary market trading profits were $522,000 lower in 1996. Other income was lower by $164,000 primarily due to the transfer of some investment advisory business from BCZ to Ziegler Asset Management, Inc., an affiliated entity. Interest and dividend income was comparable between years.
      Total BCZCO expenses were $7,038,000 in 1996 compared to $6,568,000 in 1995, an increase of $470,000 or 7%. The increase was primarily due to increased compensation and related benefits. All other expense categories did not change significantly. BCZCO had a net loss in 1996 of $424,000 compared to a net loss of $340,000 in 1995.
      Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,418,000 in 1996 and $992,000 in 1995, and increase of $426,000 or 43%. Commission income was $1,282,000 in 1996 compared to $886,000 in 1995, an increase of $396,000 or
45%. This increase was reflective of stronger retail markets in 1996 and additional volume realized through an acquisition in 1995. Total expenses of ZTT were $1,043,000 in 1996 compared to $772,000 in 1995, an increase of $271,000 or 35%. This increase was primarily due to increased compensation accruals and other expenses sensitive to the increased volumes in 1996.
Net income for ZTT was $232,000 in 1996 compared to $137,000 in 1995.
      Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $606,000 in 1996 compared to $357,000 in 1995. An increase in total assets under management and a transfer of some investment advisory business to ZAMI from BCZ accounts for the revenue increase. Total expenses of ZAMI were $474,000 in 1996 compared to $356,000 in 1995, an increase of $118,000 or 33%.
Substantially all of the increase is due to the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages, and by increases in employee compensation and benefits. Other changes in expense categories were not significant. Net income for ZAMI was $74,000 in 1996 and breakeven in 1995.
Lease Financing Activities
      Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues of $2,516,000 in 1996 compared to $2,562,000 in 1995. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $2,053,000 in 1996 compared to $2,253,000 in 1995, a decrease of
$200,000 or 9%. A lower level of equipment on lease for financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $155,000 in 1996 compared to $91,000 in 1995, an increase of $64,000 or 70%. More favorable market conditions is the reason for the increase in equipment gains. Total expenses of ZLC were $2,269,000 in 1996 compared to $2,353,000 in 1995. Depreciation expense on operating equipment, the largest component of expense, was $1,076,000 in 1996 and $1,204,000 in 1995. All other expenses did not vary significantly between years. The resulting net income for ZLC was $155,000 in 1996 compared to $128,000 in 1995, an increase of $27,000.
      Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchased the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $384,000 in 1996 compared to $362,000 in 1995. The addition of a sixth series of bonds issued in the third quarter of 1995 and the related leases and notes are the reasons for the increased revenues. Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $285,000 in 1996 compared to $242,000 in 1995, an increase of $43,000.
Management and servicing fees paid ZLC were $25,000 in 1996 compared to $49,000 in 1995 reflecting a less favorable spread between bonds outstanding and the collateral of leases and notes outstanding during 1996. Other Services and Activities
      Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients. Total revenues of ZFC were $45,000 in 1996 compared to $65,000 in 1995 and reflect primarily interest income. Fluctuations in the loan portfolio and yield on loans versus short-term investments are the reasons for the difference between years. Total expenses were $26,000 in 1996 compared to $99,000 in 1995 and reflect primarily interest expense. ZFC had a net income of $11,000 in 1996 compared to a net loss of $21,000 in 1995. Net income was negatively impacted in 1995 by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO. This loan was subsequently transferred to the Company.
      First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $319,000 in 1996 compared to $234,000 in 1995. FCFC had expenses of $309,000 in 1996 compared to $223,000 in 1995. The addition of a third series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $6,000 in 1996 compared to $7,000 in 1995.
      WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $3,661,000 in 1996 compared to $2,521,000 in 1995, an increase of $1,140,000 or 45%.
Increased sales of specialized services, specifically remediation and spill cleanups, along with modest increases in most other services accounted for $607,000 of the increased sales. Approximately $524,000 of the sales increase was from the sale, installation and servicing of truck equipment, generated by WRR's wholly-owned subsidiary which became operational in October, 1995. The gross margin percentage was 22% in 1996 compared to 24% in 1995. This decrease is due primarily to a lower margin inherent in the newly formed subsidiary's product mix. Total expenses of WRR were $639,000 in 1996 compared to $567,000 in 1995, an increase of $72,000 or 13%. The increase in expenses is due to the newly formed subsidiary mentioned above. Net income for WRR was $119,000 in 1996 compared to $34,000 in 1995.
      The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues for ZCI in 1996 were $216,000 compared to $345,000 in 1995. Favorable equity trading activity was the main reason for higher revenues in 1995. Interest income in 1996 of $148,000 is primarily due to the interest earnings on a credit facility established by ZCI for a corporation which generates automobile loans to individual customers and compares to $197,000 in 1995. Total expenses for ZCI in 1996 were $163,000 compared to $165,000 in 1995. Net income for ZCI in 1996 was $33,000 compared to $133,000 in 1995.
                       Liquidity and Capital Resources
      The Company's primary activities involve investment banking, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 5% of total Company assets and investment in leases was 35% of total Company assets.
      The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first three months of 1996, a total of $22,047,000 of notes were issued and $22,986,000 were repaid. In the first three months of 1995, a total of $26,207,000 of notes were issued and $26,340,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $17,614,000 at March 31, 1996. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
      ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $10,000,000 at March 31, 1996 and $13,000,000 at March 31,
1995. The $10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2002. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of March 31, 1996, there was $1,847,000 of nonrecourse debt recorded by ZLC and $2,193,000 at
March 31, 1995.
      Since 1993, the Company has had a loan with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan is due on demand, is interest free and requires weekly principal payments totaling $7,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The amount due the Company at March 31, 1996 is approximately $3,736,000. The loan is secured by a first mortgage on the underlying real estate. The loan is recorded at cost, net of allowances for possible losses previously provided, totaling approximately $2,900,000 at March 31, 1996, and is included in Other Assets on the balance sheet.
      ZCSI issues bonds to the public as a source of cash. No new bonds were issued in the first three months of 1996. Total bonds outstanding were $14,738,000 at March 31, 1996, and $11,872,000 at March 31, 1995. The
bonds are due serially from June, 1996 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
      FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. No new bonds were issued in the first three months of 1996. Total bonds outstanding were $10,690,000 at March 31, 1996, and $7,992,000 at March 31, 1995.
      WRR has bonds outstanding at a face value of $450,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to financing continuing operations. WRR also has outstanding bank borrowings incurred in a 1995 purchase of assets of a company engaged primarily in the sale, installation and servicing of truck equipment. At March 31, 1996, the bank borrowings total $1,047,000 and mature serially through October, 2002.
      BCZCO finances most activities from its own resources and also relies upon unsecured and secured credit facilities available through banking relationships, if necessary. Any utilization of these credit facilities is generally repaid in less than 30 days. As of March 31, 1996, BCZCO had no amounts outstanding under these facilities, however, ZCI, which shares the unsecured credit facilities with BCZCO, had $1,223,000 outstanding under these facilities at March 31, 1996. There were no amounts outstanding under these facilities by BCZCO or ZCI at March 31, 1995.
      The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
                                   PART II
Items 1 through 5.
            Not applicable
Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits:
                        Exhibit No.             Description
                            27                  Financial Data Schedule
            (b)   Reports on Form 8-K:  None
                                 SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          THE ZIEGLER COMPANIES, INC.
Dated:  May 14, 1996                      By    /s/ Peter D. Ziegler
                                                Peter D. Ziegler
                                                President
Dated:  May 14, 1996                      By    /s/ Lynn R. Van Horn
                                                Lynn R. Van Horn
                                                Senior Vice President -
                                                Finance
                                EXHIBIT INDEX
Exhibit
Number                                    Description
  27                                      Financial Data Schedule