Form 10-Q
period 1996-06-30
ZIEGLER COMPANIES INC
filed 1996-08-14
CIK 109312

Form 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996
                                 OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from        to
                   Commission file number 1-10854
                     THE ZIEGLER COMPANIES, INC.
       (Exact name of registrant as specified in its charter)
           Wisconsin                                  39-1148883
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)
          215 North Main Street, West Bend, Wisconsin 53095
       (Address of principal executive offices)     (Zip Code)
 Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1996 was 2,434,897 shares.
                               PART I
            THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED INCOME STATEMENTS
                             (Unaudited)

                                         For the Three Months Ended
                                           June 30,      June 30,
                                             1996          1995
Revenues:
  Investment banking and commission
   income                               $ 6,816,228    $ 6,849,136
  Interest and dividends                  1,092,163        953,455
  Lease income                            2,132,536      2,430,524
  Gross profit on chemical products         911,077        949,788
  Insurance agency                          210,032        228,432
  Other                                   1,738,093      1,560,203
    Total revenues                       12,900,129     12,971,538
Expenses:
  Employee compensation and benefits      5,670,119      5,277,923
  Commissions and clearing fees             254,765        219,122
  Communications                            674,190        682,456
  Occupancy and equipment                 2,176,607      2,229,528
  Promotional                               622,857        460,659
  Professional and regulatory               154,478        202,193
  Interest                                1,286,203      1,344,867
  Other operating expenses                1,538,413      1,336,736
    Total expenses                       12,377,632     11,753,484
Income before income taxes                  522,497      1,218,054
Provision for income taxes                  187,400        446,200
    Net income                          $   335,097    $   771,854
Earnings per share                            $ .14          $ .32
Dividends per share                           $ .13          $ .13
Average number of shares outstanding      2,399,054      2,392,303

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
            THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED INCOME STATEMENTS
                             (Unaudited)

                                          For the Six Months Ended
                                           June 30,      June 30,
                                             1996          1995
Revenues:
  Investment banking and commission
   income                               $13,110,247    $12,260,192
  Interest and dividends                  2,257,883      2,022,341
  Lease income                            4,396,186      4,930,684
  Gross profit on chemical products       1,729,812      1,565,299
  Insurance agency                          514,679        518,840
  Other                                   3,342,548      3,004,716
    Total revenues                       25,351,355     24,302,072
Expenses:
  Employee compensation and benefits     11,099,457     10,030,240
  Commissions and clearing fees             461,593        387,759
  Communications                          1,364,692      1,324,658
  Occupancy and equipment                 4,367,430      4,458,138
  Promotional                             1,123,310        946,796
  Professional and regulatory               350,036        440,296
  Interest                                2,667,895      2,749,471
  Other operating expenses                3,174,683      2,743,579
    Total expenses                       24,609,096     23,080,937
Income before income taxes                  742,259      1,221,135
Provision for income taxes                  225,200        429,800
    Net income                          $   517,059    $   791,335
Earnings per share                            $ .22          $ .33
Dividends per share                           $ .26          $ .26
Average number of shares outstanding      2,395,619      2,394,416

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
            THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                          June 30,     December 31,
                                            1996           1995
ASSETS
  Cash                                 $  4,476,259   $  4,231,808
  Short-term investments                  8,257,788     12,430,129
  Bonds due and called as of
   July 1, 1996 and January 1, 1996,
   respectively                           2,797,166      3,472,297
    Total cash and cash equivalents      15,531,213     20,134,234
  Securities inventory                   16,035,674     28,151,740
  Accounts receivable -- securities
   sales                                  6,880,984      3,434,916
  Accounts receivable -- other            4,685,825      4,612,320
  Investment in and receivables from
   affiliates                             2,655,626      2,638,456
  Investment in leases                   46,228,187     51,090,834
  Notes receivable                       26,565,590     26,564,818
  Land, buildings and equipment,
   at cost, net of accumulated
   depreciation of $14,890,635 and
   $14,425,733, respectively              7,197,844      7,090,543
  Other assets                           14,415,658     12,127,533
    Total assets                       $140,196,601   $155,845,394
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable             $ 15,301,274   $ 18,394,420
  Payable to customers                    3,674,382      2,567,092
  Payable to broker-dealers                 158,047        409,425
  Accounts payable                          903,155      3,910,191
  Dividends payable                         316,537      1,167,207
  Accrued income taxes                      695,107      1,138,008
  Deferred income taxes                   4,763,000      5,358,583
  Notes payable to banks                 18,452,399     24,559,972
  Bonds payable                          37,906,254     37,403,990
  Other liabilities and deferred
   items                                  5,755,128      8,694,508
    Total liabilities                    87,925,283    103,603,396
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030     3,544,030      3,544,030
  Additional paid-in capital              5,970,515      5,968,737
  Retained earnings                      60,544,134     60,659,742
  Treasury stock, at cost,
   1,109,133 and 1,112,348,
   respectively                         (17,173,641)   (17,229,903)
  Unearned compensation                    (613,720)      (700,608)
    Total stockholders' equity           52,271,318     52,241,998
    Total liabilities and
     stockholders' equity              $140,196,601   $155,845,394
            THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                           For the Six Months Ended
                                           June 30,        June 30,
                                             1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $    517,059   $    791,335
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization          3,050,973      3,216,852
   Provision for losses                     218,630         68,850
   (Gain) Loss on sale of equipment         (15,161)        40,130
   Gain on sale of leased equipment        (381,483)      (323,930)
   Unrealized loss on securities
    inventory                               248,467         21,692
   Compensation related to restricted
    stock grants                             86,888         97,428
   Undistributed earnings of
    unconsolidated affiliate                (12,038)       (99,535)
 Changes in operating assets and
  liabilities:
   Decrease (Increase) in -
    Securities inventory                 11,867,599     14,310,572
    Accounts receivable --
     securities sales                    (3,446,068)      (477,533)
    Accounts receivable -- other           (352,896)      (516,186)
    Other operating assets               (1,627,255)    (3,564,324)
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                         855,912     (1,608,416)
    Accounts payable net of
     payments for purchases of
     assets to be leased                 (2,483,201)    (1,595,483)
    Income taxes payable                   (442,901)        22,019
    Deferred income taxes                  (595,583)      (230,395)
    Notes payable to banks                  633,000    (11,280,000)
    Other operating liabilities          (3,064,526)    (2,710,504)
   Net cash provided by (used in)
    operating activities                  5,057,416     (3,837,428)
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Sale of equipment                          15,510         22,857
  Principal payments received under
   leases                                 7,519,512      7,956,990
  Sale of leased equipment                1,753,139      2,368,541
  Payments received on notes
   receivable                            10,922,710      9,229,768
  Decrease in advances to affiliates              -        158,646
 Payments for:
  Purchase of assets to be leased        (2,349,638)    (5,021,776)
  Issuance of notes receivable          (15,277,824)   (13,319,261)
  Capital expenditures                     (676,086)      (586,519)
   Net cash provided by investing
     activities                           1,907,323        809,246
            THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes
   payable                               43,998,000     46,560,000
  Issuance of non-recourse debt             746,793        241,422
  Exercise of employee stock options         58,041         67,655
  Issuance of bonds payable               4,875,000              -
 Payments of:
  Principal on short-term notes
   payable                              (47,133,000)   (47,422,000)
  Principal on notes payable to
   banks                                 (6,814,975)    (2,769,052)
  Principal on nonrecourse debt          (1,315,281)    (1,093,772)
  Repayment of bonds payable             (4,499,000)    (2,483,000)
  Purchase of treasury stock                      -       (257,496)
  Dividends                              (1,483,338)    (1,122,676)
   Net cash used in financing
    activities                          (11,567,760)    (8,278,919)
NET DECREASE IN CASH AND CASH
EQUIVALENTS                              (4,603,021)   (11,307,101)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      20,134,234     25,498,481
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                          $ 15,531,213   $ 14,191,380
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period       $  2,912,000   $  2,768,000
 Income taxes paid during
  the period                           $  1,399,000   $    426,000
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
 Conversion of notes receivable to
  investment in leases at the
  initiation of a lease                $  4,413,989   $  4,364,224
 Granting of restricted stock
  from treasury stock                  $          -   $    168,988

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1996
Note A -- Basis of Presentation
      The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Commitments and Contingent Liabilities
      In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ attempts to presell the issues to customers. BCZ had no such commitments outstanding at June 30, 1996.
      As of June 30, 1996, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $2,969,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
      As of June 30, 1996, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
      WRR is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site.
      WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of June 30, 1996, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established a reserve of $610,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
      WRR is jointly and severally liable on two of the previously mentioned sites. To the extent that WRR is found liable for contributing to the pollution at the third site, its liability will be joint and several. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group.
No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $738,000 at June 30, 1996. Note C -- Stock Option Plans
      The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. As of June 30, 1996, unexercised options for 89,740 shares were outstanding. All outstanding options are currently exercisable through April 30, 1997, at 85% of the market value on the date of exercise. Options for a total of 1,515 shares were exercised at prices averaging $16.36 per share during 1996. Under the 1989 Plan, 29,825 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 5,760 shares were forfeited during the period.
Note D -- Earnings Per Share
      Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
      As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc.
(ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 1996, is as follows:

                                            BCZ             ZTT
        Aggregate indebtedness        $11,229,000       $2,071,000
        Net capital                   $12,130,000       $1,273,000
        Ratio of aggregate
         indebtedness to
         net capital                     .93 to 1        1.63 to 1
        Required net capital          $   749,000       $  250,000

      In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of June 30, 1996, there was approximately $4,441,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
      The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                           For the Three Months Ended
                                            June 30,         June 30,
                                              1996             1995
        Income, primarily interest         $2,685,709     $2,593,673
        Expenses -
          Interest                          2,358,400      2,410,602
          Amortization of bond
           issuance costs                     221,019         47,368
          Management fees                      63,333         99,164
          Other                                42,957         36,539
            Total expenses                  2,685,709      2,593,673
        Net income                         $        -     $        -

                                            For the Six Months Ended
                                            June 30,         June 30,
                                              1996             1995
        Income, primarily interest         $5,406,339     $5,288,095
        Expenses -
          Interest                          4,764,775      4,830,444
          Amortization of bond
           issuance costs                     429,965        201,267
          Management fees                     127,305        180,797
          Other                                84,294         75,587
            Total expenses                  5,406,339      5,288,095
        Net income                         $        -     $        -

Note G -- Securities Inventory
      Securities inventory consisted of the following:

                                           June 30,     December 31,
                                             1996           1995
      Municipal bond issues               $11,046,991    $20,351,886
      Corporate bond issues                 1,212,049      2,230,918
      Institutional bond issues               639,102      2,589,739
      Preferred stock                       1,585,058      1,263,826
      Other securities                      1,552,474      1,715,371
                                          $16,035,674    $28,151,740

Note H -- Notes Payable to Banks
      The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $9,198,000 in short-term borrowings outstanding at June 30, 1996. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
      Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
      Summarized balance sheet information of ZCSI as of June 30, 1996 and December 31, 1995 and income statements for the six month periods ended June 30, 1996 and 1995 are as follows:

                                           Balance Sheets as of:
                                        June 30,     December 31,
                                          1996           1995
      Investment in leases            $ 9,204,825    $ 8,818,566
      Notes receivable                  8,267,970      6,865,720
      Other assets                      3,281,966      2,614,081
          Total assets                $20,754,761    $18,298,367
      Bonds payable                   $16,919,000    $15,070,000
      Other liabilities                 3,825,761      3,218,367
          Total liabilities            20,744,761     18,288,367
      Stockholder's equity                 10,000         10,000
          Total liabilities and
           stockholder's equity       $20,754,761    $18,298,367

                                         Income Statements for the
                                             Six Months Ended
                                        June 30,       June 30,
                                          1996           1995
      Lease income                    $   428,100    $   460,653
      Interest income                     357,276        214,611
          Total income                    785,376        675,264
      Interest expense                    572,742        467,823
      Management fees                       9,485         32,950
      Other expenses                      203,149        174,491
          Total expenses                  785,376        675,264
      Net income                      $         -    $         -

      In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
      An analysis of each outstanding bond series as of June 30, 1996 and for the six month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                        Collateral   Lease/     Bond       Other    Excess
    Series    Bonds        Value      Note    Interest    Related     of
      No.  Outstanding    at Cost    Income    Expense   Expenses   Income
      2   $  570,000    $  692,708  $ 27,467   $ 19,569   $ 4,990   $ 2,908
      3   $  181,000    $  319,458  $ 29,087   $ 21,559   $ 7,519   $     9
      4   $1,219,000    $1,373,882  $ 77,301   $ 47,950   $13,155   $16,196
      5   $3,543,000    $4,597,029  $187,135   $135,228   $44,463   $ 7,444
      6   $6,406,000    $7,202,167  $313,984   $224,410   $66,010   $23,564
      7   $5,000,000    $6,044,735  $ 43,086   $ 27,011   $ 6,994   $ 9,081

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 1996 vs. Second Quarter 1995
      The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") is investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry and for churches and private schools. The Company is also involved in other financial service activities, specifically full commission and reduced commission brokerage services, equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, investment management and advisory services and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement as well as the recycling, reclaiming, and disposing of chemical wastes.
      Total revenues of the Company in 1996 were $12,900,000 compared to $12,971,000 in 1995. Operating expenses in 1996 were 12,378,000 compared to $11,753,000 in 1995, an increase of $625,000 or 5%. There was a provision for income taxes in 1996 of $187,000 compared to $446,000 in 1995 using a federal statutory tax rate of 34% in both periods under comparison. Net income in 1996 was $335,000 compared to $772,000 in 1995, a decrease of $437,000 or 57%. Earnings per share in 1996 were $.14 compared to $.32 in 1995. The changes in revenues, operating expenses and net income for 1996 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. All references to 1996 and 1995 refer to the three months ended June 30, unless otherwise noted. Investment Banking and Broker-Dealer Activities
      B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenue of $6,460,000 in 1996 compared to $7,034,000 in 1995, a decrease of $574,000 or 8%.
Revenues from securities activities decreased $399,000, or 7%, compared to 1995. This decline was caused by $1,184,000 less underwriting revenues in 1996 compared to 1995. Non-underwritten product revenues increased $786,000 as BCZ increased its emphasis on such products, primarily equities, mutual funds and annuities. Other income was lower by $138,000 primarily due to the transfer of some investment advisory business to Ziegler Asset Management, Inc., an affiliated entity. Total BCZCO expenses were $7,241,000 in 1996 compared to $6,989,000 in 1995, an increase of $252,000 or 4%. The increase was primarily due to increased compensation and related benefits. Other significant expense categories were down slightly or did not change significantly with the exception of promotional costs which were $114,000, or 34%, higher than 1995 primarily due to increased mutual fund promotion. BCZCO had a net loss in 1996 of $466,000 compared to a net income of $47,000 in 1995.
      Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,545,000 in 1996 compared to $1,190,000 in 1995, an increase of $355,000 or 30%. Commission income, the primary source of revenues, increased $341,000, or 32%, as the result of a 26% increase in trading volume and an increase in the average commission per trade. Other income increased only $14,000. These increases are due to the robust equity markets during the period. Total expenses of ZTT were $1,097,000 in 1996 compared to $863,000 in 1995, an increase of $234,000 or 27%. An increase in volume-based compensation and other volume sensitive expenses was the reason for the increase. ZTT experienced very heavy volumes in 1996. Net income in 1996 for ZTT was $278,000 compared to $203,000 in 1995, an increase of $75,000.
      Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $690,000 in 1996 compared to $379,000 in 1995, an increase of $311,000 or 82%. An increase in total assets under management and a transfer of some investment advisory business to ZAMI from BCZCO accounts for the revenue increase. Total expenses of ZAMI were $549,000 in 1996 compared to $342,000 in 1995, an increase of $207,000 or 61%. Substantially all of the increase is due to the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages, and by increases in employee compensation and benefits. Other changes in expense categories were not significant. Net income for ZAMI was $79,000 in 1996 compared to $21,000 in 1995.
Lease Financing Activities
      Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues of $2,443,000 in 1996 compared to $2,556,000 in 1995, a decrease of $113,000 or 4%. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $1,931,000 in 1996 compared to $2,217,000 in 1995, a decrease of $286,000 or 13%. A lower level of equipment on lease for financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $226,000 in 1996 compared to $233,000 in 1995. These decreases were partially offset by a $47,000 increase in commission and fee income and a $104,000 increase in interest income generated primarily by an increase in notes receivable from ZLC customers to finance equipment purchases or leases. The remaining increase came from $31,000 of revenues generated in 1996 by ZLC's medical equipment refurbishing subsidiary which was consolidated into ZLC's financial statements beginning in July, 1995. Total expenses of ZLC were $2,518,000 in 1996 compared to $2,259,000 in 1995, an increase of $259,000 or 11%. Depreciation expense on operating equipment, the largest component of expense, was $1,038,000 in 1996 and $1,124,000 in 1995, a decrease of $86,000 or 8%. ZLC's provision for loss expense increased $333,000 from $30,000 in 1995 to $363,000 in 1996. The majority of this increase was caused by ZLC suspending all future refurbishing activities in its wholly-owned subsidiary. Interest expense was down $97,000, or 13%, due to the lower level of equipment on lease in 1996. Contributing to the net increase in expenses was $97,000 of expenses generated in 1996 by its wholly-owned subsidiary. ZLC incurred a net loss of $66,000 in 1996 compared to a net income of $187,000 in 1995, a decrease of $253,000.
      Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchased the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $401,000 in 1996 compared to $314,000 in 1995. The addition of a sixth series of bonds issued in the third quarter of 1995 and a seventh series of bonds issued in the second quarter of 1996, and the related leases and notes is the reason for the increased revenues.
Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $287,000 in 1996 compared to $226,000 in 1995, an increase of $61,000 or
27%. Management and servicing fees paid ZLC were $23,000 in 1996 compared to $16,000 in 1995.
Other Services and Activities
      Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients. Total revenues of ZFC were $59,000 in 1996 compared to $52,000 in 1995 and reflect primarily interest income. Fluctuations in the loan portfolio and yield on loans versus short-term investments are the reasons for the difference between years. Total expenses were $23,000 in 1996 compared to $78,000 in 1995 and reflect primarily interest expense. ZFC had a net income of $22,000 in 1996 compared to a net loss of $15,000 in 1995. Both interest expense and net income were negatively impacted in 1995 by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO. This loan was transferred to ZCI during 1995.
      First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $269,000 in 1996 compared to $204,000 in 1995. FCFC had expenses of $248,000 in 1996 compared to $188,000 in 1995. The addition of a third series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $13,000 in 1996 compared to $9,000 in 1995.
      WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $3,059,000 in 1996 compared to $3,136,000 in 1995, a slight decrease of $77,000. Decreased revenues of $469,000 from WRR's regular product lines, offset by $401,000 generated from the sale, installation and servicing of truck equipment by WRR's wholly-owned subsidiary which became operational in October, 1995 accounted for most of the revenue decrease. The gross margin percentage was 30% in 1996 and 1995. Total expenses of WRR were $632,000 in 1996 compared to $574,000 in 1995, an increase of $58,000 or 10%. The increase in expenses is due to the newly formed subsidiary mentioned above. Net income for WRR was $208,000 in 1996 compared to $251,000 in 1995.
      The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues for ZCI in 1996 were $325,000 compared to $257,000 in 1995. Interest income in 1996 increased $68,000 primarily due to the interest earnings on a credit facility established by ZCI for a corporation which generates automobile loans to individual customers. Total expenses for ZCI in 1996 were a negative $85,000 compared to $122,000 in 1995. The negative expenses were created by the reversal of $336,000 of a previously established loss reserve related to the interest free loan transferred to ZCI from ZFC mentioned above. The reversal was predicated on a settlement offer on the loan made by the church. The church consummated the transaction on July 1, 1996. Interest expense increased $99,000 in 1996, primarily because of the loan transfer from ZFC. Net income for ZCI in 1996 was $269,000 compared to $72,000 in 1995.
First Six Months 1996 vs. First Six Months 1995
      Total revenues of the Company in 1996 were $25,351,000 compared to $24,302,000 in 1995, an increase of $1,049,000 or 4%. Operating expenses in 1996 were $24,609,000 compared to $23,081,000 in 1995, an increase of
$1,528,000 or 7%. There was a provision for income taxes in 1996 of $225,000 compared to $430,000 in 1995 using a federal statutory tax rate of 34% in both periods under comparison. Net income in 1996 was $517,000 compared to $791,000 in 1995, a decrease of $274,000 or 35%. Earnings per share in 1996 were $.22 compared to $.33 in 1995. The changes in revenues, operating expenses and net income for 1996 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. All references to 1996 and 1995 refer to the six months ended June 30, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
      BCZCO had total revenue of $12,729,000 in 1996 compared to $13,022,000 in 1995, a decrease of $293,000 or 2%. Revenues from securities activities were unchanged at approximately $10,400,000 in both years. However, within this category, underwriting revenues decreased approximately $1,000,000 or 17% in 1996. Non-underwritten product revenues increased $1,057,000, or 23%, as BCZ increased its emphasis on such products, primarily equities, mutual funds and annuities. Other income was lower by $300,000 primarily due to the transfer of some investment advisory business to Ziegler Asset Management, Inc., an affiliated entity. Total BCZCO expenses were $14,279,000 in 1996 compared to $13,558,000 in 1995, an increase of $721,000 or 5%. The increase was primarily due to increased compensation and related benefits which increased by $767,000, or 9%, from $8,235,000 in 1995 to $9,002,000 in 1996. Increases in commissions and clearing costs, occupancy, and promotional costs were offset by declines in professional fees and interest expense. BCZCO had a net loss in 1996 of $889,000 compared to a net loss of $294,000 in 1995.
      ZTT had total revenues of $2,963,000 in 1996 compared to $2,182,000 in 1995, an increase of $781,000 or 36%. Commission income, the primary source of revenues, increased $737,000, or 38%, as the result of a 30% increase in trading volume and a 6% increase in the average commission per trade. Other income increased $46,000. These increases are due to the robust equity markets during the period. Total expenses of ZTT were $2,140,000 in 1996 compared to $1,635,000 in 1995, an increase of $505,000 or 31%. An increase in volume-based compensation and other volume sensitive expenses was the reason for the increase. ZTT experienced very heavy volumes in 1996. Net income in 1996 for ZTT was $510,000 compared to $339,000 in 1995, an increase of $171,000.
      ZAMI had total revenues of $1,297,000 in 1996 compared to $736,000 in 1995, an increase of $561,000 or 76%. An increase in total assets under management and a transfer of some investment advisory business to ZAMI from BCZCO accounts for the revenue increase. Total expenses of ZAMI were $1,023,000 in 1996 compared to $698,000 in 1995, an increase of $325,000 or
47%. Substantially all of the increase is due to the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages, and by increases in employee compensation and benefits. Net income for ZAMI was $153,000 in 1996 compared to $21,000 in 1995.
Lease Financing Activities
      ZLC had total revenues of $5,001,000 in 1996 compared to $5,119,000 in 1995, a decrease of $118,000 or 2%. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $3,984,000 in 1996 compared to $4,470,000 in 1995, a decrease of $486,000 or 11%. A lower level of equipment on lease for financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $381,000 in 1996 compared to $324,000 in 1995. ZLC realized a $52,000 increase in commission and fee income and a $188,000, or 77%, increase in interest income generated primarily by an increase in notes receivable from ZLC customers to finance equipment purchases or leases. Revenues were also positively affected by $73,000 of revenues generated in 1996 by ZLC's medical equipment refurbishing subsidiary which was consolidated into ZLC's financial statements beginning in July, 1995.
Total expenses of ZLC were $4,863,000 in 1996 compared to $4,611,000 in 1995, an increase of $252,000 or 5%. Depreciation expense on operating equipment, the largest component of expense, decreased $214,000, or 9%, to $2,115,000 in 1996 from $2,329,000 in 1995, again reflecting the lower level of equipment on lease. Interest expense was correspondingly down $114,000, or 8%, due to the lower level of equipment on lease in 1996. ZLC's provision for loss expense increased $363,000 from $60,000 in 1995 to $423,000 in 1996. The majority of this increase was caused by ZLC suspending all future refurbishing activities in its wholly-owned subsidiary. Also contributing to the net increase in expenses was $174,000 of expenses generated in 1996 by its wholly-owned subsidiary. The resulting net income for ZLC was $67,000 in 1996 compared to $223,000 in 1995, a decrease of $156,000.
      ZCSI had revenues of $785,000 in 1996 compared to $675,000 in 1995. The addition of a sixth series of bonds issued in the third quarter of 1995 and a seventh series of bonds issued in the second quarter of 1996, and the related leases and notes is the reason for the increased revenues.
Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $573,000 in 1996 compared to $468,000 in 1995, an increase of $105,000, or
22%. Management and servicing fees paid ZLC were $48,000 in 1996 compared to $64,000 in 1995.
Other Services and Activities
      Total revenues of ZFC were $104,000 in 1996 compared to $117,000 in 1995 and reflect primarily interest income. Total expenses were $49,000 in 1996 compared to $177,000 in 1995 and reflect primarily interest expense. ZFC had a net income of $33,000 in 1996 compared to a net loss of $36,000 in 1995. Both interest expense and net income were negatively impacted in 1995 by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO. This loan was transferred to ZCI during 1995. As a result, interest expense in 1996 totaled $36,000 compared to $164,000 in 1995.
      Total revenues of FCFC were $588,000 in 1996 compared to $438,000 in 1995. FCFC had expenses of $557,000 in 1996 compared to $411,000 in 1995. The addition of a third series of bonds outstanding and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $19,000 in 1996 compared to $16,000 in 1995.
      WRR had gross revenues of $6,720,000 in 1996 compared to $5,657,000 in 1995, an increase of $1,063,000 or 19%. Revenues from WRR's regular product lines increased a modest 2%, or $138,000 in 1996 over 1995. Most of the revenue increase was caused by $925,000 of revenues generated from the sale, installation and servicing of truck equipment by WRR's wholly-owned subsidiary which became operational in October, 1995. The gross margin percentages were 26% and 27% in 1996 and 1995, respectively. Total expenses of WRR were $1,271,000 in 1996 compared to $1,142,000 in 1995, an increase of $129,000 or 11%. The increase in expenses is due to the newly formed subsidiary mentioned above. Net income for WRR was $327,000 in 1996 compared to $285,000 in 1995.
      Revenues for ZCI in 1996 were $541,000 compared to $602,000 in 1995, a decrease of $61,000. ZCI had realized $144,000 of gains from equity trading in 1995 which was not repeated in 1995. ZCI also realized a $67,000 increase in earnings from its Heartland Capital Corporation joint venture in 1996 over 1995 from $99,000 in 1995 to $166,000 in 1996.
Interest income in 1996 increased $19,000. Total expenses for ZCI in 1996 were $77,000 compared to $287,000 in 1995, a decrease of $210,000 or 73%.
The low expense level in 1996 was created by the reversal of $336,000 of a previously established loss reserve related to the interest free loan transferred to ZCI from ZFC mentioned above. The reversal was predicated on a settlement offer on the loan made by the church. The church consummated the transaction on July 1, 1996. Interest expense increased $110,000 in 1996, primarily because of the loan transfer from ZFC. Net income for ZCI in 1996 was $302,000 compared to $205,000 in 1995.
                   Liquidity and Capital Resources
      The Company's primary activities involve investment banking, retail brokerage, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 5% of total Company assets and investment in leases was 33% of total Company assets. The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first six months of 1996, a total of $43,998,000 of notes were issued and $47,133,000 were repaid. In the first six months of 1995, a total of $46,560,000 of notes were issued and $47,422,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $15,418,000 at June 30, 1996. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
      ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $4,000,000 at June 30, 1996 and $11,000,000 at June 30,
1995. The $10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. ZLC has the right to reset the interest rate on the bonds in August, 1996 and August, 2001. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of June 30, 1996, there was $1,606,000 of nonrecourse debt recorded by ZLC and $1,834,000 at June 30, 1995.
      Since 1993, the Company had a loan with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan was due on demand, was interest free and required weekly principal payments totaling $7,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The loan was secured by a first mortgage on the underlying real estate. The loan was recorded at cost, net of allowances for possible losses previously provided, totaling approximately $3,145,000 at June 30, 1996, and is included in Other Assets on the balance sheet. This loan was paid on July 1, 1996.
      ZCSI issues bonds to the public as a source of cash. One new series of bonds totaling $5,000,000 was issued in the second quarter of 1996. Total bonds outstanding were $16,919,000 at June 30, 1996, and $10,666,000 at June 30, 1995. The bonds are due serially from June, 1996 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
      FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. No new bonds were issued in the first six months of 1996. Total bonds outstanding were $10,549,000 at June 30, 1996, and $7,987,000 at June 30, 1995.
      WRR has bonds outstanding at a face value of $450,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to financing continuing operations. WRR also has outstanding bank borrowings incurred in a 1995 purchase of assets of a company engaged primarily in the sale, installation and servicing of truck equipment. At June 30, 1996, the bank borrowings total $812,000 and mature serially through October, 2002.
      BCZCO finances most activities from its own resources and also relies upon unsecured and secured credit facilities available through banking relationships, if necessary. Any utilization of these credit facilities is generally repaid in less than 30 days. As of June 30, 1996, BCZCO had $9,198,000 amounts outstanding under these facilities. There were no amounts outstanding under these facilities at June 30, 1995.
      The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
                               PART II
Items 1 through 3.
         Not applicable
Item 4.  Results of Votes of Security Holders
         Registrant held an annual meeting on Monday, April 15, 1996 for which a proxy statement was sent to shareholders of record at the close of business on February 23, 1996. A brief description of the matters voted upon is as follows:
         1. To elect three directors for a term of three years.
         2. To vote on a proposal to ratify the retention of Arthur Andersen LLP as auditors for 1996.
         A total of 2,431,727 shares were outstanding and eligible to vote. The following votes were cast and the number of abstentions and broker nonvotes are also listed.
         1. Election of directors: Shareholders voted to grant or withhold authority to a representative of the Registrant to vote for or against the nominees, respectively.

                                                                  Broker
                               Granting  Withholding  Abstaining  Nonvotes
            P. D. J. Kenny     1,961,105      300        18,300    267,252
            S. A. Roell        1,951,255   10,150        18,300    267,252
            B. C. Ziegler III  1,961,205      200        18,300    267,252

            The following directors also continued in office: R. D. Ziegler, J. C. Frueh, J. R. Green, P. D. Ziegler, F. J. Wenzel, and P. R. Kellogg.
        2.  Retention of Arthur Andersen LLP as auditors.

                                                               Broker
                                  For    Against  Abstaining  Nonvotes
                              1,968,203  10,692      810       267,252

Item 5. Not applicable.
Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits:
                      Exhibit No.           Description
                          27                Financial Data Schedule
        (b)  Reports on Form 8-K:
                 None
                             SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              THE ZIEGLER COMPANIES, INC.
Dated:  August 14, 1996       By    /s/ Peter D. Ziegler
                                    Peter D. Ziegler
                                    President
Dated:  August 14, 1996       By    /s/ Lynn R. Van Horn
                                    Lynn R. Van Horn
                                    Senior Vice President - Finance
                            EXHIBIT INDEX
Exhibit
Number                        Description
  27                          Financial Data Schedule