Form 10-K405/A
period 1995-12-31
ZIEGLER COMPANIES INC
filed 1996-09-12
CIK 109312

This amended Form 10-K is filed for the purpose of including the registrant's 1995 Annual Report, and the registrant's Proxy Statement, dated March 8, 1996, as Exhibits 13 and 28, respectively. The Annual Report and Proxy Statement were inadvertently omitted as exhibits in the Form 10-K filed by the registrant on March 22, 1996. No changes, other than the inclusion of Exhibits 13 and 28, were made to Form 10-K by this amendment.
The registrant's Annual Report and Proxy Statement were submitted electronically to the Securities and Exchange Commission in other filings on March 8, 1996.
                                   Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from              to
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

      The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.
      Mr. R. Douglas Ziegler was elected Chairman of the Board of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986. Mr. Ziegler joined the Company on January 1, 1973, became President and Chief Executive Officer on June 15, 1973 and served as Chief Executive Officer until
December 31, 1989. Mr. Ziegler has been a Director of B. C. Ziegler and Company, the Company's principal subsidiary, from January 26, 1953 to April 21, 1969, and again became a Director on October 2, 1972. He is presently a Director of Johnson Controls, Inc. and Principal Preservation Portfolios, Inc. Mr. Ziegler is the father of Mr. P. D. Ziegler and uncle of Mr. B. C. Ziegler III.
      Mr. Peter D. Ziegler was elected President of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is the son of R. D. Ziegler, Chairman of the Company and a first cousin of Mr. B. C. Ziegler
III, a Director of the Company.
      Mr. S. Charles O'Meara began employment with the Company and B. C. Ziegler and Company as Senior Vice President and General Counsel on January 15, 1993.
      Mr. Lynn R. Van Horn was elected Senior Vice President - Finance of the Company and B. C. Ziegler and Company on March 19, 1990. He joined B. C. Ziegler and Company as Director of Finance on May 1, 1984 and was elected Vice President - Finance on March 25, 1985.
      Mr. Vernon C. Van Vooren is Treasurer of The Ziegler Companies, Inc. and was elected Senior Vice President of the Company on January 15, 1980.
He currently heads the commercial paper department of B. C. Ziegler and Company. Mr. Van Vooren has announced that he will retire from the Company effective March 31, 1996.
      Mr. Jeffrey C. Vredenbregt was elected Assistant Treasurer and Controller of the Company and B. C. Ziegler and Company on July 1, 1987. On March 15, 1993, he was elected Vice President of B. C. Ziegler and Company and continues in his capacities of Assistant Treasurer and Controller.
      Ms. Janine R. Schmidt was elected Corporate Secretary of the Company and B. C. Ziegler and Company on November 24, 1992.
Item 2.     Properties
                  B. C. Ziegler and Company owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries except WRR Environmental Services Co., Inc., Ziegler Thrift Trading, Inc. and the Ziegler Securities Division of B. C. Ziegler and Company. This three-story building has approximately 77,000 square feet of space.
                  B. C. Ziegler and Company also owns two buildings located at 237-239 and 241-243 North Main Street, West Bend, Wisconsin 53095. These buildings contain four residential rental units and four rental units for businesses. The business rental units are currently leased to businesses which are not affiliated with The Ziegler Companies, Inc. or any of its subsidiaries.
                  B. C. Ziegler and Company rents commercial space for its various retail brokerage offices under leases with terms that are typically three years or less.
                  Ziegler Securities Division occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 5729 Park Plaza Court, Indianapolis, Indiana 46220; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; and 1350 I Street, N.W., Suite 850, Washington,
D.C. 20005.
                  Ziegler Leasing Corporation's midwest regional offices occupy leased premises at 11479 North Pine Drive, Suite 22, Parker, Colorado 80134; 3017 Douglas Boulevard, Suite 300, Roseville, California 95661; and 2500 Old Alabama Road, Suite 23, Roswell, Georgia 30076.
                  Ziegler Thrift Trading, Inc. occupies leased premises at 733 Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402, 336 Robert Street North, Suite 210, St. Paul, Minnesota 55101, Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144 and 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119, 21 West Van Buren, Naperville, Illinois 60540; and 10526 West Cermak, Westchester, Illinois 60154.
                  All branch offices of B. C. Ziegler and Company, Ziegler Securities, Ziegler Leasing Corporation and Ziegler Thrift Trading, Inc. are located in leased premises with varying terms from one to ten years.
                  Ziegler Leasing Corporation and Ziegler Collateralized Securities, Inc. had, as of December 31, 1995, investments in leased equipment of $42,272,000 and $8,815,000, respectively.
                  WRR Environmental Services Co., Inc. owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional
19 acres of land in the vicinity of its operating plant. In 1995, through its wholly-owned subsidiary, WRR Northwest Enterprises Co., Inc., WRR purchased an approximately six acre site with improvements located at 5100 Highway 93 South, Eau Claire, Wisconsin, for use as a manufacturing, sales and service facility for truck equipment.
                  The Company owns one small parcel of partially-improved land in West Bend, Wisconsin, aggregating about 16 acres, which has been held for long-term investment.
                  B. C. Ziegler and Company owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.
Item 3.     Pending Legal Proceedings
                  Neither the Company nor any of its subsidiaries has any material pending legal proceedings other than ordinary routine litigation incidental to the respective businesses, and other than the three pending environmental matters at Eau Claire, Wisconsin, Zionsville, Indiana, and Griffith, Indiana described under the caption "Environmental Matters" above.
Item 4.     Submission of Matters to a Vote of Security Holders
                  No matters were submitted during the fourth quarter of the fiscal year 1995 to a vote of security holders.
                                    PART II
Item 5.     Market for the Company's Common Stock and Related Security Holder
            Matters
                  Information about the range of bid and asked quotations for the Company's common stock on the American Stock Exchange for each quarter during the Company's 1995 and 1994 fiscal years and information about the cash dividends paid on the Company's common stock for each quarter during 1995 and 1994 may be found on page 37 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 6.     Selected Financial Data
                  Information about the Company's operating revenue, net income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1991 through 1995 may be found on page 34 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1995, 1994 and
1993 may be found on pages 32 and 33 of the Company's 1995 Annual Report to Shareholders. All of the foregoing information is incorporated herein by reference as if fully set forth herein.
Item 8.     Financial Statements and Supplementary Data
                  The Company's consolidated financial statements containing consolidated balance sheets for the fiscal years 1995 and 1994 may be found on page 11 of the Company's 1995 Annual Report to Shareholders; consolidated statements of income for the fiscal years 1995, 1994 and 1993 and consolidated statements of cash flows for the fiscal years 1995, 1994 and 1993 may be found on pages 12 through 14 of the Company's 1995 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1995, 1994 and 1993 may be found on page 15 of the Company's 1995 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 16 through 26 of the Company's 1995 Annual Report to Shareholders. Such consolidated financial statements and report of Arthur Andersen LLP are incorporated herein by reference, see Exhibit 13 at page 61.
Item 9.     Disagreements with Accountants on Accounting and Financial
            Disclosure
                  There have been no reportable events during the fiscal years 1995 or 1994.
                                   PART III
Item 10.    Directors and Executive Officers of the Company
                  Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, and 5 of the Company's March 8, 1996 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.
                  Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.
Item 11.    Executive Compensation
                  Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found in the Company's March 8, 1996 Proxy Statement, which information is incorporated by reference herein.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
                  Information concerning principal securities holders and securities holdings of management which may be found on pages 2 and 3 of the Company's March 8, 1996 Proxy Statement is incorporated by reference as if fully set forth herein.
Item 13.    Certain Relationship and Related Transactions
                  There have been no transactions since the beginning of fiscal year 1995, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest, with the exception of the following transactions:
                  Mr. B. C. Ziegler III, current Director, is a shareholder, director and officer of Z/L Media Corporation, which is the general managing partner of KXRM Partnership, Colorado Springs, Colorado. KXRM has entered into two leases with Ziegler Leasing Corporation, a subsidiary of the Company. Monthly lease payments total $3,675.87.
                                    PART IV
Item 14(a).       Document List
      1.    Financial Statements
                  The following financial statements are incorporated herein by reference in Part II, Page 14 at Item 8 above.
            (i)   Consolidated balance sheets - December 31, 1995 and 1994.
            (ii) Consolidated statements of income - years ended December 31, 1995, 1994 and 1993.
            (iii) Consolidated statements of cash flows - years ended
                  December 31, 1995, 1994 and 1993.
            (iv) Consolidated statements of stockholders' equity - years ended December 31, 1995, 1994 and 1993.
            (v) Consolidated notes to financial statements - December 31, 1995 and 1994.
            (vi)  Report of Independent Public Accountants.
      2.    Supplementary Data and Financial Statement Schedule
                  The following financial statement schedule in response to
            this Item 14(a) is submitted as a separate section of this report:
                  Report of Independent Public Accountants on Supplemental
            Schedule.
                  SCHEDULE II - Valuation and Qualifying Accounts.
                  Report of Independent Public Accountants on and Financial
            Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454).
      3.    Exhibits Required by Securities and Exchange Commission
            Regulation S-K:
            (3)   a.    Articles of Incorporation of the Company, previously
                        filed as Exhibit C to the Company's Proxy Statement
                        dated March 8, 1993.
                  b.    By-Laws of the Company, previously filed as Exhibit D
                        of the Company's Proxy Statement dated March 8, 1993.
            (4) Instruments Defining the Rights of Security Holders - Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.
            (9) Voting Trust Agreements - Not applicable pursuant to Regulation S-K, Item 601.
            (10)  Material Contracts
                  a.    Form of Indemnification Agreement incorporated by
                        reference to Exhibit A to the Notice of Special
                        Meeting and Proxy Statement on July 11, 1986.
                  b.    Trust Indenture dated as of December 1, 1991 between
                        Ziegler Leasing Corporation and M&I First National
                        Bank as it relates to $10,000,000 principal amount of
                        Five-Year Extendable Notes, Series 1991 incorporated
                        by reference to Exhibit 4.1 to Registration Statement
                        on Form S-1, Commission File No. 33-43082.
                  c.    Trust Indenture dated December 1, 1991 between
                        Ziegler Collateralized Securities, Inc. and M&I First
                        National Bank incorporated by reference to Exhibit
                        4.1 to Registration Statement on Form S-3, filed
                        September 11, 1991, Commission File No. 33-42723;
                        First Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated December 1, 1991 incorporated by
                        reference to Exhibit 4.1 to current report on Form 8-
                        K for Ziegler Collateralized Securities, Inc., dated
                        December 12, 1991, Commission File No. 33-42723;
                        Second Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated July 1, 1992 incorporated by
                        reference to Exhibit 4.1 to current report on Form 8-
                        K for Ziegler Collateralized Securities, Inc., dated
                        July 17, 1992, Commission File No. 33-42723; Fourth
                        Supplemental Indenture between Ziegler Collateralized
                        Securities, Inc. and M&I First National Bank dated
                        July 15, 1993 incorporated by reference to Exhibit
                        4.1A of Amendment No. 3 to Ziegler Collateralized
                        Securities, Inc. Form S-3 Registration Statement,
                        filed July 20, 1993, Commission File No. 33-42723;
                        Seventh Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated as of July 15, 1993,
                        incorporated by reference to Exhibit 4.1A of
                        Amendment No. 4 to Ziegler Collateralized Securities,
                        Inc. Form S-3 Registration Statement, filed August
                        31, 1995, Commission File No. 33-42723.
                  d.    Third Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated June 1, 1993.
                  e.    Fifth Supplemental Indenture between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated December 1, 1993.
                  f.    Sixth Supplemental Indenture, between Ziegler
                        Collateralized Securities, Inc. and M&I First
                        National Bank, dated October 1, 1994.
                  g.    Guaranty Agreement between The Ziegler Company, Inc.
                        and M&I First National Bank dated December 1, 1991
                        incorporated by reference to Exhibit 4.4 to the
                        Registration Statement on Form S-3, Commission File
                        No. 33-42723.
                  h.    $10,000,000 Credit Agreement between Ziegler Leasing
                        Corporation and First Wisconsin National Bank of
                        Milwaukee, dated May 15, 1991 incorporated by
                        reference to Item 14(a)3.(10)e of Part IV of the
                        Company's 1993 Form 10-K.
                  i.    $5,000,000 Term Loan Agreement between Ziegler
                        Leasing Corporation and M&I Marshall & Ilsley Bank,
                        dated December 28, 1992 incorporated by reference to
                        Item 14(a)3.(10)e of Part IV of the Company's 1992
                        Form 10-K.
                        Executive Compensation Plan and Arrangements
                  j.    Nonstatutory Stock Option Agreement referred to in
                        portions of the Company's March 8, 1996 Proxy
                        Statement, which information is incorporated by
                        reference in Item 11 of Part III of this Form 10-K.
                  k.    1993 Employees' Stock Incentive Plan incorporated by
                        reference from the March 8, 1993 Proxy Statement.
            (11)  Statement Re Computation of Per Share Earnings.
            (12) Statements Re Computation of Ratios - Not applicable pursuant to Regulation S-K, Item 601.
            (13)  1995 Annual Report to Shareholders.
            (18)  Letter Re Change in Accounting Principles - Not applicable.
            (19)  Previously Unfiled Document - Not applicable.
            (22)  Subsidiaries of the Company.
            (23) Published Report Regarding Matters Submitted to Vote of Security Holders - Not applicable.
            (24)  Consent of Independent Certified Public Accountants.
            (25)  Power of Attorney - Not applicable.
            (27)  Financial Data Schedule
            (28)  Additional Exhibits
                        a)    March 8, 1996 Proxy Statement.
            (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.
Item 14(b).       Reports on Form 8-K
                  There were no reports on Form 8-K filed during the year
            ended December 31, 1995.
                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                    THE ZIEGLER COMPANIES, INC.
March 18, 1996                      By: /s/ Janine R. Schmidt
                                        Janine R. Schmidt
                                        Corporate Secretary
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 18, 1996                      /s/ R. Douglas Ziegler
                                    R. Douglas Ziegler
                                    Chairman of the Board, Director
March 18, 1996                      /s/ Peter D. Ziegler
                                    Peter D. Ziegler
                                    President and Chief Executive Officer,
                                    Director
March 18, 1996                      /s/ John C. Frueh
                                    John C. Frueh, Director
March 18, 1996                      /s/ John R. Green
                                    John R. Green, Director
March 18, 1996                      /s/ William R. Holmquist
                                    William R. Holmquist, Director
March 18, 1996                      /s/ Peter R. Kellogg
                                    Peter R. Kellogg, Director
March 18, 1996                      /s/ Patrick D. J. Kenny
                                    Patrick D. J. Kenny, Director
March 18, 1996                      /s/ Frederick J. Wenzel
                                    Frederick J. Wenzel, Director
March 26, 1996                      /s/ Bernard C. Ziegler III, Director
                                    Bernard C. Ziegler III, Director
March 18, 1996                      /s/ Lynn R. Van Horn
                                    Lynn R. Van Horn
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)
March 18, 1996                      /s/ Jeffrey C. Vredenbregt
                                    Jeffrey C. Vredenbregt
                                    Assistant Treasurer and Controller
                                    (Principal Accounting Officer)

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