Form 10-Q
period 1996-09-30
ZIEGLER COMPANIES INC
filed 1996-11-13
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996
                              OR
     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1996 was 2,435,572 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                     For the Three Months Ended
                                      September 30,September 30,
                                          1996         1995
Revenues:
  Investment banking and commission
   income                            $ 8,121,935  $ 6,303,485
  Interest and dividends               1,198,668    1,069,831
  Lease income                         1,973,487    2,375,346
  Gross profit on chemical products    1,302,880    1,288,849
  Insurance agency                       272,369      239,711
  Other                                1,682,009    1,286,507
    Total revenues                    14,551,348   12,563,729
Expenses:
  Employee compensation and benefits   6,317,681    5,002,155
  Commissions and clearing fees          261,259      207,135
  Communications                         719,906      678,297
  Occupancy and equipment              1,977,315    2,123,997
  Promotional                            654,383      520,066
  Professional and regulatory            181,858      103,408
  Interest                             1,181,918    1,349,473
  Other operating expenses             1,517,701    1,385,324
    Total expenses                    12,812,021   11,369,855
Income before income taxes             1,739,327    1,193,874
Provision for income taxes               626,800      418,400
    Net income                       $ 1,112,527  $   775,474
Earnings per share                         $ .46        $ .32
Dividends per share                        $ .13        $ .13
Average number of shares outstanding   2,401,080    2,384,130

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                      For the Nine Months Ended
                                      September 30,September 30,
                                          1996         1995
Revenues:
  Investment banking and commission
   income                            $21,232,183  $18,563,676
  Interest and dividends               3,456,551    3,092,173
  Lease income                         6,369,672    7,306,031
  Gross profit on chemical products    3,032,692    2,854,148
  Insurance agency                       787,048      758,551
  Other                                5,024,557    4,291,222
    Total revenues                    39,902,703   36,865,801
Expenses:
  Employee compensation and benefits  17,417,138   15,032,396
  Commissions and clearing fees          722,851      594,893
  Communications                       2,084,599    2,002,954
  Occupancy and equipment              6,344,745    6,582,136
  Promotional                          1,777,694    1,466,862
  Professional and regulatory            531,893      543,704
  Interest                             3,849,814    4,098,944
  Other operating expenses             4,692,383    4,128,903
    Total expenses                    37,421,117   34,450,792
Income before income taxes             2,481,586    2,415,009
Provision for income taxes               852,000      848,200
    Net income                       $ 1,629,586  $ 1,566,809
Earnings per share                         $ .68        $ .65
Dividends per share                        $ .39        $ .39
Average number of shares outstanding   2,397,439    2,392,342

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                     September 30,December 31,
                                         1996         1995
ASSETS
  Cash                             $  3,366,691  $  4,231,808
  Short-term investments              4,854,831    12,430,129
  Bonds due and called as of
   October 1, 1996 and January 1,
   1996, respectively                 7,306,361     3,472,297
      Total cash and cash
       equivalents                   15,527,883    20,134,234
  Securities inventory               15,407,034    28,151,740
  Accounts receivable --
   securities sales                   5,165,231     3,434,916
  Accounts receivable -- other        6,409,726     4,612,320
  Investment in and receivables
   from affiliates                    2,666,159     2,638,456
  Investment in leases               46,393,953    51,090,834
  Receivable for purchase of
   leveraged lease equipment            589,342             -
  Notes receivable                   24,867,167    26,564,818
  Land, buildings and equipment,
   at cost, net of accumulated
   depreciation of $15,125,789
   and  $14,425,733, respectively     7,235,054     7,090,543
  Other assets                        8,631,067    12,127,533
      Total assets                 $132,892,616  $155,845,394
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Short-term notes payable         $ 14,900,384  $ 18,394,420
  Payable to customers                3,917,397     2,567,092
  Payable to broker-dealers             363,268       409,425
  Accounts payable                    1,544,228     3,910,191
  Dividends payable                     316,624     1,167,207
  Accrued income taxes                  647,737     1,138,008
  Deferred income taxes               5,035,000     5,358,583
  Notes payable to banks              9,187,490    24,559,972
  Bonds payable                      36,197,886    37,403,990
  Other liabilities and
   deferred items                     7,663,314     8,694,508
      Total liabilities              79,773,328   103,603,396
  Commitments
  Stockholders' equity
   Common stock, $1.00 par,
    authorized 7,500,000 shares,
    issued 3,544,030 shares           3,544,030     3,544,030
  Additional paid-in capital          5,968,684     5,968,737
  Retained earnings                  61,340,036    60,659,742
  Treasury stock, at cost,
   1,108,458 and 1,112,348
   shares, respectively             (17,161,828)  (17,229,903)
  Unearned compensation                (571,634)     (700,608)
        Total stockholders' equity   53,119,288    52,241,998
        Total liabilities and
         stockholders' equity      $132,892,616  $155,845,394

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                     For the Nine Months Ended
                                    September 30, September 30,
                                        1996         1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                      $  1,629,586  $  1,566,809
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization    4,323,281     4,726,220
    Provision for losses               341,919       165,134
    Loss on sale of equipment           23,546        38,727
    Gain on sale of leased equipment  (663,514)     (383,075)
    Unrealized loss (gain) on
     securities inventory              133,897       (52,040)
    Compensation related to
     restricted stock grants           128,974       148,063
    Deferred income taxes             (303,583)   (1,162,828)
    Undistributed earnings of
     unconsolidated affiliate          (38,899)     (163,205)
    Changes in operating assets
     and liabilities:
      Decrease/(Increase) in -
       Securities inventory         12,610,809     4,337,247
       Accounts receivable --
        security sales              (1,730,315)      482,112
       Accounts receivable --
        other                       (1,180,189)   (1,186,682)
       Other operating assets        3,362,856    (4,105,592)
      Increase/(Decrease) in -
       Payable to customers and
        broker-dealers               1,304,148    (1,417,669)
       Accounts payable net of
        payments for purchase of
        assets to be leased         (2,222,102)     (352,598)
       Income taxes payable           (490,271)      820,111
       Notes payable to banks       (8,462,000)    4,661,000
       Other operating liabilities  (1,220,230)   (1,497,515)
            Net cash provided by
             operating activities    7,547,913     6,624,219
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from:
   Sale of equipment                    60,510        23,157
   Principal payments received
    under leases                    11,262,634    11,841,858
   Sale of leased equipment          2,521,876     3,793,329
   Payments received on notes
    receivable                      13,297,222    10,299,658
   Decrease in investment in
    affiliate                                -       158,646
  Payments for:
   Purchase of assets to be leased  (5,133,781)   (7,457,638)
   Issuance of notes receivable    (19,012,390)  (22,909,836)
   Capital expenditures             (1,087,152)     (711,188)
      Net cash provided by (used in)
       investing activities          1,908,919    (4,962,014)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from:
   Issuance of short-term notes
    payable                         64,017,000    70,030,000
   Issuance of notes payable to
    banks                              256,258       634,829
   Issuance of nonrecourse debt      1,423,386       848,858
   Exercise of employee stock
    options                             68,022        69,545
   Issuance of bonds payable         4,875,000     7,200,000
 Payments of:
  Principal on short-term notes
   payable                         (67,519,000)  (68,180,000)
  Principal on notes payable
   to banks                         (7,166,740)   (3,134,010)
  Principal on nonrecourse debt     (2,009,234)   (1,668,434)
  Repayment of bonds payable        (6,208,000)   (3,663,000)
  Purchase of treasury stock                 -      (257,496)
  Dividends                         (1,799,875)   (1,439,340)
      Net cash provided by (used
       in) financing activities    (14,063,183)      440,952
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                    (4,606,351)    2,103,157
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                 20,134,234    25,498,481
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                     $ 15,527,883  $ 27,601,638
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period  $  4,121,944  $  3,790,000
 Income taxes paid during
  the period                      $  2,182,932  $  1,074,000
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
 Conversion of Notes Receivable
  to Investment in Leases at
  the initiation of a lease       $  7,483,296  $  7,373,403
 Granting of restricted stock
  from treasury stock             $          -  $    168,988

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      September 30, 1996
Note A -- Basis of Presentation
   The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Commitments and Contingent Liabilities
   In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issues to customers. BCZ had no such commitments outstanding at September 30, 1996.
   As of September 30, 1996, Ziegler Leasing Corporation (ZLC) had outstanding written agreements to provide equipment lease financing for approximately $2,384,000. To manage the off-balance sheet credit and interest rate risk exposure related to those commitments, ZLC retains the right to adjust or cancel the commitments if adverse interest rate or credit conditions arise.
   As of September 30, 1996, Ziegler Financing Corporation (ZFC) had financial commitments to unrelated entities for construction and other loans of approximately $4,000,000.
   WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site.
   WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of September 30, 1996, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established a reserve of $604,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
   WRR is jointly and severally liable on two of the previously mentioned sites. To the extent that WRR is found liable for contributing to the pollution at the third site, its liability will be joint and several. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $732,000 at September 30, 1996.
Note C -- Stock Option Plans
   The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. As of September 30, 1996, unexercised options for 88,025 shares were outstanding. All outstanding options are currently exercisable through April 30, 1997, at 85% of the market value on the date of exercise. Options for a total of 2,190 shares were exercised at prices averaging $15.87 per share during 1996. Under the 1989 Plan, 30,865 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 6,800 shares were forfeited during the period.
Note D -- Earnings Per Share
   Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share is not significant.
Note E -- Net Capital Requirements and Customer Reserve Accounts
   As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc. (ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined.
   Approximate net capital data as of September 30, 1996, is as follows:

                                          BCZ           ZTT
        Aggregate indebtedness       $ 9,165,000   $1,267,000
        Net capital                  $15,250,000   $1,336,000
        Ratio of aggregate
         indebtedness to net
         capital                        .60 to 1     .95 to 1
        Required net capital         $   611,000   $  250,000

   In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of September 30, 1996, there was approximately $468,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
   The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Summarized income statement information is as follows:

                                     For the Three Months Ended
                                      September 30,September 30,
                                          1996         1995
     Income, primarily interest      $ 2,518,449  $ 2,656,683
     Expenses:
       Interest                        2,265,653    2,470,617
       Amortization of Bond
        Issuance Costs                   128,249       49,727
       Management fees                    66,989      101,843
       Other                              57,558       34,496
         Total Expenses                2,518,449    2,656,683
     Net Income                      $         -  $         -

                                      For the Nine Months Ended
                                      September 30,September 30,
                                          1996         1995
     Income, primarily interest      $ 7,924,788  $ 7,944,778
     Expenses:
       Interest                        7,030,427    7,301,061
       Amortization of Bond
        Issuance Costs                   558,216      250,994
       Management fees                   194,294      282,640
       Other                             141,851      110,083
         Total Expenses                7,924,788    7,944,778
     Net Income                      $         -  $         -

Note G -- Securities Inventory
   Securities inventory consisted of the following:

                                     September 30,December 31,
                                         1996         1995
   Municipal bond issues            $13,095,447  $20,351,886
   Corporate bond issues                 66,250    2,230,918
   Institutional bond issues            665,674    2,589,739
   Preferred Stock                      611,292    1,263,826
   Other securities                     968,371    1,715,371
                                    $15,407,034  $28,151,740

Note H -- Notes Payable to Banks
   The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $2,558,000 in short-term borrowings outstanding at September 30, 1996. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as operating items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
   Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
   Summarized balance sheet information of ZCSI as of September 30, 1996 and December 31, 1995 and income statements for the nine month periods ended September 30, 1996 and 1995 are as follows:

                                      Balance Sheets as of:
                                     September 30,December 31,
                                         1996         1995
   Investment in leases             $ 8,347,018  $ 8,818,566
   Notes receivable                   7,666,659    6,865,720
   Other assets                       2,983,120    2,614,081
     Total assets                   $18,996,797  $18,298,367
   Bonds payable                    $15,369,000  $15,070,000
   Other liabilities                  3,617,797    3,218,367
     Total liabilities               18,986,797   18,288,367
   Stockholder's equity                  10,000       10,000
     Total liabilities and
       stockholder's equity         $18,996,797  $18,298,367

                                     Income Statements for the
                                         Nine Months Ended
                                    September 30, September 30,
                                        1996         1995
     Lease income                  $   626,654   $   652,478
     Other, primarily interest
      income                           577,230       334,178
       Total income                  1,203,884       986,656
     Interest expense                  888,575       685,330
     Amortized bond issue costs        142,633        92,128
     Management and servicing fees      74,532        96,071
     Other expenses                     98,144       113,127
       Total expenses                1,203,884       986,656
     Net income                    $         -   $         -

   In accordance with a written agreement with ZLC, which provides management and administrative services to ZCSI, management fees paid to ZLC were limited to the amount which prevented ZCSI from incurring a loss.
   An analysis of each outstanding bond series as of September 30, 1996 and for the nine month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                        Collateral    Lease/    Bond     Other    Excess
   Series    Bonds       Value       Note    Interest   Related     of
     No.  Outstanding   at Cost     Income    Expense   Expenses  Income
     2   $  265,000    $  299,804   $ 36,091  $ 24,206  $ 6,633   $ 5,252
     3      181,000       226,638     35,136    24,460    8,631     2,045
     4    1,219,000     1,373,914    107,658    66,515   18,027    23,116
     5    3,543,000     4,645,969    263,332   197,399   62,335     3,598
     6    5,161,000     5,891,649    448,850   321,832   92,396    34,622
     7    5,000,000     5,857,792    166,403   108,046   29,758    28,599

Note J -- Subsequent Event
   The Ziegler Companies, Inc. has signed a nonbinding letter of intent to sell its Ziegler Leasing Corporation subsidiary to a major financial services company. The proposed transaction, which is expected to be completed in the fourth quarter of 1996, is subject to the completion by the buyer of its due diligence investigation, the approval of its board, Hart-Scott-Rodino approval, and the negotiation of a definitive purchase agreement. The proposed transaction is valued at approximately $17 million, and will be paid in cash at closing. The after-tax net proceeds of the sale which Ziegler Leasing Corporation expects to realize will be approximately $11 million. The book value of Ziegler Leasing Corporation as of September 30, 1996 also approximated $11 million.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
                  September 30, 1996 and 1995
     The predominant activity of The Ziegler Companies, Inc. and subsidiaries (the "Company") has been and continues to be investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry and for churches and private schools. The Company is also involved in other financial service activities, specifically equipment leasing services to the healthcare industry and commercial/industrial customers, securitization of leases for offerings to the public, full commission retail securities brokerage services, reduced commission brokerage services, investment management and advisory services, and interim lending to investment banking clients. The nonfinancial services of the Company are pollution abatement and the recycling, reclaiming, and disposing of chemical wastes.
     Total revenues of the Company in 1996 were $14,551,000 compared to $12,564,000 in 1995, an increase of $1,987,000 or 16%. Operating expenses in 1996 were $12,812,000 compared to $11,370,000 in 1995, an increase of
$1,442,000 or 11%. There was a provision for income taxes in 1996 of $627,000 compared to $418,000 in 1995 using a federal statutory tax rate of 34% in both periods under comparison. Net income in 1996 was $1,113,000 compared to $775,000 in 1995, an increase of $338,000 or 44%. Earnings per share in 1996 were $.46 compared to $.32 in 1995. The changes in revenues, operating expenses and net income for 1996 compared to 1995 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as factors related to the Company's nonfinancial services subsidiary, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. All references to 1996 and 1995 refer to the three months ended September 30, unless otherwise noted. Investment Banking and Broker-Dealer Activities
     B. C. Ziegler and Company (BCZCO), the investment banking and primary broker-dealer subsidiary of the Company, had total revenues of $8,264,000 in 1996 compared to $6,629,000 in 1995, an increase of $1,635,000 or 25%.
Revenues from securities activities involving underwriting activity and nonunderwritten product sales increased $1,720,000 compared to 1995. Underwriting revenues increased $1,302,000 on both increased taxable and tax-exempt underwriting revenues. Nonunderwritten product revenues increased $418,000 primarily as the result of increased sales of mutual funds and annuities. Other income decreased $171,000 primarily due to the transfer of investment advisory business to Ziegler Asset Management, Inc., an affiliated entity. Insurance agency revenues and interest income did not change significantly. Total BCZCO expenses were $8,135,000 in 1996 compared to $6,804,000 in 1995, an increase of $1,331,000 or 20%. The increase in expenses is primarily due to increased commission-based compensation expense associated with higher sales volumes. Total compensation and benefit expense increased $997,000 or 24% compared to 1995. Promotional expense increased $104,000 or 25% primarily due to increased mutual fund promotions. Professional and regulatory fees increased $89,000 or 51% due to a greater use of outside consultants. All other expenses did not vary significantly. As a result, BCZCO had net income of $130,000 in 1996 compared to a net loss of $91,000 in 1995.
     Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,112,000 in 1996 compared to $1,019,000 in 1995, an increase of $93,000 or 9%. Commission income, the primary source of revenues, also increased $93,000 or 10% as the result of a 9% increase in trading volume and a slight increase in the average commission per trade. Total expenses of ZTT were $924,000 in 1996 compared to $793,000 in 1995, an increase of $131,000 or 17%. Increases in volume-based compensation and brokerage and clearing fees associated with higher trading volumes are the primary reasons for the increased expenses. Net income in 1996 for ZTT was $116,000 compared to $140,000 in 1995, a decrease of $24,000 or 17%.
     Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $709,000 in 1996 compared to $371,000 in 1995, an increase of $338,000 or 91%. An increase in total assets under management and a transfer of investment advisory business to ZAMI from BCZCO is the reason for the revenue increase. Total expenses of ZAMI were $581,000 in 1996 compared to $336,000 in 1995, an increase of $245,000 or 73%. Substantially all of the increase is due to the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages and increases in employee compensation and benefits. Changes in all other expense categories were not significant. Net income for ZAMI was $71,000 in 1996 compared to $19,000 in 1995.
Lease Financing Activities
     Ziegler Leasing Corporation (ZLC), the primary lease financing subsidiary of the Company, had total revenues of $2,318,000 in 1996 compared to $2,518,000 in 1995, a decrease of $200,000 or 8%. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $1,759,000 in 1996 compared to $2,184,000 in 1995, a decrease of $425,000 or 19%. A lower level of equipment on lease related to financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $282,000 in 1996 compared to $59,000 in 1995, an increase of $223,000. The increase in gains is due to a greater volume of equipment coming off lease and sold in 1996. Total expenses of ZLC were $1,777,000 in 1996 compared to $2,219,000 in 1995, a decrease of $442,000 or 20%. Depreciation expense on operating equipment, the largest component of expense, was $798,000 in 1996 and $1,046,000 in 1995, a decrease of $248,000 or 24%. Interest expense decreased $155,000, or 21%, due to the lower level of equipment on lease in 1996. The provision for loss expense decreased $55,000 in 1996 compared to 1995. All other expenses did not change significantly. As a result, net income for ZLC was $339,000 in 1996 compared to $186,000 in 1995, an increase of $153,000 or 82%.
     Ziegler Collateralized Securities, Inc. (ZCSI) facilitates the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI purchased the leases and notes from ZLC, which also acts as manager and lease servicer since ZCSI has no employees. ZCSI had revenues of $419,000 in 1996 compared to $311,000 in 1995, an increase of $108,000 or 35%. The addition of a sixth series of bonds issued in the third quarter of 1995 and a seventh series of bonds issued in the second quarter of 1996, and the related leases and notes is the reason for the increased revenues. Expenses equaled revenues since management and servicing fees paid to ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $316,000 in 1996 compared to $218,000 in 1995, an increase of $98,000 or 45%. Management and servicing fees paid to ZLC were $27,000 in 1996 compared to $32,000 in 1995.
Other Services and Activities
     Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients and is also recently qualified to originate loans for the Federal Housing Administration (FHA). Total revenues of ZFC were $146,000 in 1996 compared to $80,000 in 1995, an increase of $66,000. The increase in 1996 is due to the receipt of $105,000 in loan origination fees related to an FHA loan origination during the quarter. This increase was offset by a decrease in interest income from notes receivable of $51,000 reflecting the lower level of lending activity in 1996. Total expenses were $85,000 in 1996 compared to $67,000 in 1995, an increase of $18,000. Approximately $75,000 of expense is associated with the loan origination activities which did not exist in 1995. A reduction of $51,000 in interest expense is associated with the reduction in notes receivable and the corresponding cost of funds to support those lending activities. ZFC had a net income of $38,000 in 1996 compared to $7,000 in 1995. Both interest expense and net income were also negatively impacted in 1995 by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO. This loan was transferred to ZCI during 1995.
     First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $264,000 in 1996 compared to $204,000 in 1995. FCFC had expenses of $246,000 in 1996 compared to $193,000 in 1995. The addition of a third series of bonds outstanding in December, 1995 and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $10,000 in 1996 compared to $6,000 in 1995.
     WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services and recycling, reclaiming, and disposing of chemical wastes. Total gross revenues were $3,897,000 in 1996 compared to $4,178,000 in 1995, a decrease of $281,000 or 7%. Decreased revenues of $747,000 from WRR's regular environmental service product lines, partially offset by $466,000 generated from the sale, installation and servicing of truck equipment by WRR's wholly-owned subsidiary which became operational in October, 1995 accounted for most of the revenue decrease. The gross margin percentage was 33% in 1996 compared to 31% in 1995. The decrease in WRR's regular environmental service product line sales is due to a decrease in remediation and spill clean-up revenues. During 1995 there was an unusually high volume of these projects generating revenue. The gross margin increase is due to a mix of higher margin activities specifically related to remediation and product sales. Total expenses of WRR were $684,000 in 1996 compared to $608,000 in 1995, an increase of $76,000 or 12%. Net income for WRR was $396,000 in 1996 compared to $456,000 in 1995.
     The Ziegler Companies, Inc. (ZCI) is the parent company and also engages in limited investing activities. Revenues for ZCI in 1996 were $220,000 compared to $231,000 in 1995, the majority of which was interest income on a credit facility established by ZCI for a corporation which generates automobile loans to individual customers. Total expenses for ZCI in 1996 were $179,000 compared to $145,000 in 1995 an increase of $34,000.
Interest expense decreased $48,000 due to the elimination of a non-interest bearing note on July 1 with a balance of approximately $3,000,000 that existed in the third quarter of 1995. The repayment of the note reduced the need for borrowing and the corresponding interest expense. An accrual for compensation expense of $100,000 offset the interest expense decrease and is an allocation of management activity expense. Net income for ZCI in 1996 was $15,000 compared to $54,000 in 1995.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Results of Operations - Nine Months Ended
                  September 30, 1996 and 1995
     Total revenues of the Company in 1996 were $39,903,000 compared to $36,866,000 in 1995, an increase of $3,037,000 or 8%. Operating expenses in 1996 were $37,421,000 compared to $34,451,000 in 1995, an increase of
$2,970,000 or 9%. There was a provision for income taxes in 1996 of $852,000 compared to $848,000 in 1995 using a federal statutory tax rate of 34% in both periods. Net income in 1996 was $1,630,000 compared to $1,567,000 in 1995, an increase of $63,000 or 4%. Earnings per share in 1996 were $.68 compared to $.65 in 1995. The changes in revenues, operating expenses, and net income for 1996 compared to 1995 were primarily a reflection of factors related to investment banking, broker-dealer and lease financing activities, as well as factors related to the Company's nonfinancial services subsidiary, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained in the information that follows. All references to 1996 and 1995 refer to the nine months ended September 30, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
     BCZCO had total revenues of $20,993,000 in 1996 compared to $19,651,000 in 1995, an increase of $1,342,000 or 7%. Revenues from securities activities increased $1,775,000 or 11% compared to 1995. Underwriting revenues increased $299,000 or 3% compared to 1995. Nonunderwritten product revenues increased $1,476,000 or 22% compared to 1995 on increased mutual fund, annuity and equity sales. Other income decreased $473,000 primarily due to the transfer of investment advisory business to Ziegler Asset Management, Inc. an affiliated entity. Insurance agency revenues and interest income did not change significantly. Total BCZCO expenses were $22,415,000 in 1996 compared to $20,361,000 in 1995, an increase of $2,054,000 or 10%. The increase was primarily due to increased commission-based compensation expense associated with higher sales volumes. Total compensation and benefit expense increased $1,764,000 or 14%. All other expenses did not vary significantly. As a result, BCZCO had a net loss of $760,000 in 1996 compared to a net loss of $384,000 in 1995.
     ZTT had total revenues of $4,074,000 in 1996 compared to $3,201,000 in 1995, an increase of $873,000 or 27%. Commission income, the primary source of revenues, increased $830,000 or 29%, as the result of a 23% increase in trading volume and a 5% increase in the average commission per trade. Total expenses of ZTT were $3,064,000 in 1996 compared to $2,428,000 in 1995, an increase of $636,000 or 26%. Higher trading volumes caused increased volume-based compensation and increased brokerage and clearing fees. Increased promotion also contributed to the increased expenses. ZTT experienced heavier trading volumes in 1996. Net income in 1996 for ZTT was $626,000 compared to $479,000 in 1995, an increase of $147,000 or 31%.
     ZAMI had total revenues of $2,005,000 in 1996 compared to $1,106,000 in 1995, an increase of $899,000 or 81%. An increase in total assets under management and a transfer of investment advisory business to ZAMI from BCZCO is the reason for the revenue increase. Total expenses of ZAMI were $1,604,000 in 1996 compared to $1,034,000 in 1995, an increase of $570,000 or 55%. Substantially all of the increase is due to the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages and increases in employee compensation and benefits. Net income for ZAMI was $224,000 in 1996 compared to $40,000 in 1995.
Lease Financing Activities
     ZLC had total revenues of $7,319,000 in 1996 compared to $7,777,000 in 1995, a decrease of $458,000 or 6%. The primary components of revenue are from equipment leasing and financing, and from gains on the sale of leased equipment sold at the termination of the leases. Equipment leasing income was $5,743,000 in 1996 compared to $6,654,000 in 1995, a decrease of $911,000 or 14%. A lower level of equipment on lease related to financing and operating leases is the reason for the decline. Gain on the sale of leased equipment was $664,000 in 1996 compared to $383,000 in 1995, an increase of $281,000. ZLC realized a $64,000 increase in commission and fee income and a $225,000 increase in interest income generated primarily by an increase in notes receivable from ZLC customers to finance equipment purchases or leases. A decrease of $116,000 in revenues from medical equipment refurbishing activities, the operation of a wholly-owned subsidiary whose business was discontinued in the second quarter of 1996, also contributed to the ZLC decline in total revenues. Total expenses of ZLC were $6,641,000 in 1996 compared to $7,024,000 in 1995, a decrease of $383,000 or 5%. Depreciation expense on operating equipment, the largest component of expense, decreased $462,000, or 14%, to $2,898,000 in 1996 from $3,360,000 in 1995, again reflecting the lower level of equipment on lease. Interest expense was also down $239,000, or 11%, also due to the lower level of equipment on lease in 1996. ZLC's provision for loss expense increased $308,000 from $123,000 in 1995 to $431,000 in 1996. The majority of this increase was caused by ZLC suspending all future refurbishing activities in its wholly-owned subsidiary and establishing a reserve for the losses associated with the sale of assets and settlement of all affairs. The resulting net income for ZLC was $406,000 in 1996 compared to $444,000 in 1995, a decrease of $38,000.
     ZCSI had revenues of $1,204,000 in 1996 compared to $987,000 in 1995, an increase of $217,000 or 22%. The addition of a sixth series of bonds issued in the third quarter of 1995 and a seventh series of bonds issued in the second quarter of 1996, and the related leases and notes is the reason for the increased revenues. Expenses equaled revenues since management and servicing fees paid ZLC are limited to an amount that would prevent ZCSI from incurring a loss. The largest component of expense is interest expense. Interest expense was $889,000 in 1996 compared to $685,000 in 1995, an increase of $204,000, or 30%. Management and servicing fees paid ZLC were $75,000 in 1996 compared to $96,000 in 1995.
Other Services and Activities
     Total revenues of ZFC were $250,000 in 1996 compared to $197,000 in 1995, an increase of $53,000. The increase in 1996 is due to the receipt of $105,000 in loan origination fees related to an FHA loan origination in 1996. This increase was offset by a decrease in interest income from notes receivable of $69,000 reflecting a lower level of lending activity in 1996. Outside lending was insignificant as all loans being warehoused for an affiliate had been sold at the end of 1995. Substantially all interest income of $49,000 in 1996 was related to lending to affiliates consolidated in the Company's financial statements. Total expenses were $134,000 in 1996 compared to $244,000 in 1995. Approximately $75,000 of expense is associated with the loan origination activities which did not exist in 1995. A reduction of $180,000 in interest expense is associated with the reduction in notes receivable and the corresponding reduction in the levels of borrowing and cost of funds to support those lending activities. Interest expense was $43,000 in 1996 compared to $223,000 in 1995. ZFC had a net income of $71,000 in 1996 compared to a net loss of $29,000 in 1995. Both interest expense and net income were negatively impacted in 1995 by an interest free loan made in 1993 to a church experiencing difficulties making required debt service payments on a bond issue originally underwritten by BCZCO. This loan was transferred to ZCI during 1995.
     Total revenues of FCFC were $852,000 in 1996 compared to $642,000 in 1995. FCFC had expenses of $804,000 in 1996 compared to $604,000 in 1995. The addition of a third series of bonds outstanding in December, 1995 and its related collateral of church loans is the reason for the increased revenues and expenses, both of which reflect primarily interest. Net income for FCFC was $29,000 in 1996 compared to $23,000 in 1995.
     WRR had gross revenues of $10,617,000 in 1996 compared to $9,835,000 in 1995, an increase of $782,000 or 8%. Revenues from WRR's regular environmental service product lines decreased $608,000, or 6%, in 1996 compared to 1995. A reduction in remediation services is the primary reason for the decrease. This decrease is offset by $1,391,000 of revenues generated from the sale, installation and servicing of truck equipment by WRR's wholly-owned subsidiary which became operational in October, 1995. The gross margin percentages were 29% in both 1996 and 1995. Total expenses of WRR were $1,955,000 in 1996 compared to $1,749,000 in 1995, an increase of $206,000 or 12%. The increase in expenses is primarily due to the addition of the new subsidiary. Net income for WRR was $723,000 in 1996 compared to $741,000 in 1995.
     Revenues for ZCI in 1996 were $760,000 compared to $833,000 in 1995, a decrease of $73,000. ZCI realized $127,000 of gains from equity trading in 1995 which was not repeated in 1996. ZCI also recognized a $30,000 increase in its equity in earnings from its Heartland Capital Corporation joint venture in 1996 over 1995. Interest income in 1996 increased $28,000. Total expenses for ZCI in 1996 were $257,000 compared to $432,000 in 1995, a decrease of $175,000 or 41%. The low expense level in 1996 was created by the reversal of $336,000 of a previously established loss reserve related to the interest free loan transferred to ZCI from ZFC mentioned earlier. Interest expense increased $61,000 in 1996, primarily due to the increased need for borrowing prior to receipt of the repayment amount on the interest free loan. An accrual of compensation expense in 1996 of $100,000 also offset the effect of the reversal and is an allocation of management activity expense. Net income for ZCI in 1996 was $316,000 compared to $259,000 in 1995.
                Liquidity and Capital Resources
     The Company's primary activities involve investment banking, retail brokerage, equipment leasing and other financial services. Capital expenditures for assets other than leased equipment were relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 5% of total Company assets and investment in leases was 35% of total Company assets. The Company, specifically its financial subsidiaries, has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first nine months of 1996, a total of $64,017,000 of notes were issued and $67,519,000 were repaid. In the first nine months of 1995 a total of $70,030,000 of notes were issued and $68,180,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $15,051,000 at September 30, 1996. This source of additional cash was used primarily to finance leasing and lending activity and remains an important source of cash for the Company.
     ZLC also uses intermediate term, fixed-rate bank borrowings and five-year extendable/redeemable, fixed-rate bonds issued to the public. The bank borrowings are structured to mature in a pattern approximating the lease agreements they support. Total indebtedness to the banks under these borrowings was $4,000,000 at September 30, 1996 and $11,000,000 at September 30, 1995. The $10,000,000 of five-year extendable/redeemable bonds previously issued by ZLC mature December 1, 2006. ZLC exercised its right to reset the interest rate on the bonds from 8.75% to 7.5% effective October 1, 1996. ZLC has the right to reset the interest rate on the bonds again in August, 2001. The holders of the extendable/redeemable bonds have the option of tendering the bonds for repayment in whole or in part on December 1, 1996, and December 1, 2001. A total of $3,052,000 has been tendered by the holders of the bonds for payment on December 1, 1996. ZLC was also involved in nonrecourse debt issuance and repayments in conjunction with leveraged leasing activities. As of September 30, 1996 there was $1,788,000 of nonrecourse debt recorded by ZLC and $6,461,000 at September 30, 1995.
     Since 1993, the Company had a loan with an organization which was experiencing difficulties making required debt service payments on an outstanding bond issue underwritten by BCZCO. The loan was due on demand, was interest free and required weekly principal payments of $7,000. The loan proceeds were used to redeem the organization's outstanding bond issue in full. The loan was secured by a first mortgage on the underlying real estate. The loan was recorded at cost, net of allowances for possible losses previously provided and was included in Other Assets on the balance sheet. This loan was repaid on July 1, 1996. The total amount received was $3,145,000.
     ZCSI issues bonds to the public as a source of cash. One new series of bonds totaling $5,000,000 was issued in the second quarter of 1996. Total bonds outstanding were $15,369,000 at September 30, 1996, and $16,874,000 at September 30, 1995. The bonds are due serially from October, 1996 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes that serve as collateral.
     FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2008. No new bonds were issued in the first nine months of 1996. Total bonds outstanding were $10,390,000 at September 30, 1996, and $7,799,000 at September 30, 1995.
     WRR has bonds outstanding at a face value of $450,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to finance continuing operations. WRR also has outstanding debt incurred in a 1995 purchase of assets of a company, WRR Northwest Enterprises Co., Inc. (NWE), engaged primarily in the sale, installation, and servicing of truck equipment. The amount due the seller is $460,000 and matures serially through October, 2002. NWE also has a line of credit with a local bank in the amount of $500,000 to fund current working capital requirements. The line of credit is secured by the accounts receivable of NWE and is guaranteed by WRR. As of September 30, 1996, NWE had $382,000 outstanding under this facility.
     BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit available through banking relationships, if necessary. Any utilization of these credit facilities is generally repaid in less than 30 days. As of September 30, 1996, BCZCO had $2,558,000 of amounts outstanding under these facilities. There were $14,678,000 of amounts outstanding under these facilities at September 30, 1995.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as commercial paper, money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
     The proceeds of the pending sale of Ziegler Leasing Corporation are anticipated to be reinvested in securities related activities. If suitable reinvestment opportunities are not identified within a reasonable period of time, a special dividend, distribution or partial buyback of the Company's common stock through open market purchases or a tender offer may be effected. The after-tax net proceeds of the sale which the Company expects to realize will be approximately $11 million.
                            PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
               Registrant filed a Current Report on form 8-K dated
               November 1, 1996 indicating that the Company has signed a nonbinding letter of intent to sell its Ziegler Leasing Corporation subsidiary to a major financial services company. No financial statements were filed as part of that report.
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  November 13, 1996          By   /s/ Peter D. Ziegler
                                        Peter D. Ziegler
                                        President
Dated:  November 13, 1996          By   /s/ Lynn R. Van Horn
                                        Lynn R. Van Horn
                                        Senior Vice President -
                                         Finance
                         EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule