Form 10-K405
period 1996-12-31
ZIEGLER COMPANIES INC
filed 1997-03-27
CIK 109312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-K
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996
                                    OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from        to
                       Commission file number 0-6237
                        THE ZIEGLER COMPANIES, INC.
          (Exact name of registrant as specified in its charter)
          Wisconsin                                         39-1148883
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)     (Zip Code)
    Registrant's telephone number, including area code:  (414) 334-5521
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, $1.00 Par Value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  (X)      No  ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      ( X )
                AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                   BY NON-AFFILIATES OF THE REGISTRANT:
       $47,529,683 based on the average of the bid and asked prices of such stock ($19.4375 per share) on February 28, 1997
Number of shares outstanding of registrant's classes of common stock, as of February 28, 1997:
                     Class                         Shares Outstanding
                     Common Stock,                      2,445,257
                     $1.00 Par Value
DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II of this Report.
2. Portions of the annual Proxy Statement prepared for the 1997 Annual Meeting of Shareholders are incorporated by reference into Parts I and III.
                                 FORM 10-K
                        THE ZIEGLER COMPANIES, INC.
                                  PART I
Item 1.  Business
   (a) The Ziegler Companies, Inc. (the "Company") is a holding company which owns seven operating subsidiary companies. Six of the companies are engaged in financially oriented businesses and the other company is engaged in recycling, reclaiming and disposing of industrial chemicals and solvents and providing pollution abatement services. The Company's principal executive offices are at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (414) 334-5521. There was no material change in the nature of the business done by The Ziegler Companies, Inc. and its subsidiaries during 1996, except that the Company sold its equipment leasing subsidiary, Ziegler Leasing Corporation, in December 1996. The sale is described below in this Part I.
         The Company's subsidiaries include an investment banking and brokerage firm, B. C. Ziegler and Company. Ziegler Financing Corporation provides construction and interim loan services to churches and others, and Federal Housing Administration loan origination in conjunction with investment banking activities. Ziegler Thrift Trading, Inc. is a discount brokerage firm. Ziegler Asset Management, Inc. provides money management services to individuals and institutions. First Church Financing Corporation was organized to issue mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Ziegler Collateralized Securities, Inc. was organized to issue bonds collateralized by pools of equipment leases and other debt instruments. WRR Environmental Services Co., Inc. recycles, reclaims and disposes of industrial chemicals and solvents and provides clean-up services with respect to sites with environmental damage.
   (b) The Company's operations are conducted through four industry segments, namely, (1) broker-dealer, (2) hazardous waste management, (3) real estate financing and (4) corporate and other. The industry segments are each served by a separate subsidiary or group of subsidiaries; therefore, all expenses and assets can be directly identified with segment revenues. Inter-company revenues consist primarily of interest income earned on loans between subsidiaries, management and other administrative fees charged between subsidiaries, intercompany security execution charges, and dividends received by the Company from subsidiaries. All other significant revenues are derived from transactions with unaffiliated parties in the United States.
         Revenues, net of intercompany transactions, Income Before Taxes, and Assets of each segment are as follows:

                                           1996        1995        1994
                                                  (In Thousands)
REVENUES
(net of intercompany transactions)
  Broker-Dealer                         $ 41,168    $ 37,680    $ 30,324
  Hazardous Waste Management               4,130       3,846       3,132
  Real Estate Financing                      199         295         328
  Corporate and Other                      3,819       3,121       2,667
                                        $ 49,316    $ 44,942    $ 36,451
INCOME BEFORE TAXES
  Broker-Dealer                         $  2,584    $  3,625    $    686
  Hazardous Waste Management               1,508       1,417         869
  Real Estate Financing                       21         122         (69)
  Corporate and Other                        672         106         431
                                        $  4,785    $  5,270    $  1,917
ASSETS
  Broker-Dealer                         $ 74,714    $ 54,260    $ 57,255
  Hazardous Waste Management               7,343       6,783       4,610
  Real Estate Financing                    2,367       4,439       5,174
  Corporate and Other                     56,733      60,947      54,063
                                        $141,157    $126,429    $121,102

                               BROKER-DEALER
B. C. Ziegler and Company ("BCZCO")
   BCZCO is the broker-dealer subsidiary of the Company. BCZCO conducts full service retail brokerage services through 23 retail offices, performs investment banking for churches, private schools and other nonprofit entities, conducts trading and institutional sales of preferred stocks, and sells insurance products through its independent agency. The Ziegler Securities Division ("ZSD") of BCZCO finances healthcare and senior living providers through underwriting and wholesale distribution of securities, especially municipal securities, and provides merger and acquisition consulting and banking, strategic consulting, structuring agent services for special products, used to manage financial risks, and merchant banking. BCZCO intends to continue these underwriting and sales activities.
   Total revenues of BCZCO in 1996 were $33,278,000 as compared with $32,039,000 in 1995. Net income in 1996 was $696,000 as compared with 1995 net income of $1,555,000.
   BCZCO began operations as an insurance agency in 1902 and at the present time maintains direct agency contracts with 24 insurance companies offering diversified lines of coverage, including life, property, casualty and fidelity insurance.
   BCZCO underwrote its first publicly offered security issue in 1913 for a church in West Bend, Wisconsin. Since then, it has concentrated on providing investment banking services to nonprofit corporations, with particular emphasis on health care providers, senior living communities and churches.
   During 1996, Ziegler Securities managed 12 new issues of tax-exempt and taxable healthcare debt securities totaling $419 million. During 1996, Ziegler Securities also managed 46 issues for long-term care and retirement facilities totaling $750 million. For purposes of comparison, during 1995, Ziegler Securities managed 14 issues of tax-exempt and taxable healthcare debt securities totaling $452,755,000. Ziegler Securities also managed 38 issues for long-term care and retirement facilities totaling $442,790,000 in 1995.
   BCZCO underwrote and sold 20 bond issues for various churches, private schools and other non-profit institutions, totaling approximately $71,871,000 in 1996 compared to 23 issues totaling approximately $67,408,000 in 1995.
   As of December 31, 1996, BCZCO had 23 retail brokerage offices located throughout the United States which play a vital role in the distribution of the taxable and tax-exempt issues underwritten by BCZCO, as well as provide revenues from the sale of other securities and financial products. These other financial products include mutual funds, common and preferred stocks, unit investment trusts, deferred annuities and insurance products. Securities are sold by BCZCO as a broker-dealer to individuals, financial institutions and other dealers. In addition, BCZCO maintains a limited secondary market for debt securities it has underwritten as an accommodation to its investor clientele.
   BCZCO continues to underwrite and offer a variety of investment products and continues to develop new investment products.
   BCZCO also sponsors and acts as the primary distributor for the Principal Preservation Portfolios, Inc. family of mutual funds. This open-end diversified investment company offers eight distinct mutual fund portfolios having total net assets approximating $380,000,000 as of December 31, 1996.
   Ziegler Mortgage Securities, Inc. II ("ZMSI-II"), in its eleventh year of operation, issued two series of "AAA" rated bonds in the total amount of $6,224,000 during 1996. These series were underwritten and distributed by BCZCO. BCZCO owns a portion of the capital stock of ZMSI-II, and acts as underwriter for the offerings of bonds by it. ZMSI-II bonds are rated "AAA" by Standard & Poor's Corporation and are backed by Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") certificates or by a combination of GNMA and FNMA certificates. The GNMA certificates are fully modified pass-through mortgage certificates backed by a pool of Federal Housing Authority ("FHA") loans or Veterans Administration ("VA") loans, and provide for payment of principal and interest and other proceeds of the mortgage loans to the registered holder of the GNMA certificates. Such payments are guaranteed by GNMA, which guarantee is supported by the full faith and credit of the United States. The FNMA certificates represent interests in pools of loans backed by mortgages on one to four family residences. The mortgage loans may be conventional mortgage loans or mortgage loans insured by the FHA or guaranteed by the VA. Payment of principal and interest and other proceeds from the mortgage loans will be made to the registered holders of the FNMA certificates. FNMA certificates are guaranteed solely by the FNMA and are not backed by the full faith and credit of the United States.
   In 1996, BCZCO underwrote and sold one series of lease-backed bonds for Ziegler Collateralized Securities, Inc. ("ZCSI") in the total amount of $5,000,000. The bonds were collateralized by pools of equipment leases and other debt instruments organized and sold to ZCSI by Ziegler Leasing Corporation, formerly a sister company. As noted in the description of ZCSI's business in a following section of this Form 10-K, it is not anticipated that ZCSI will issue bonds in the future.
   BCZCO is one of the nation's oldest health care underwriters. BCZCO experiences competition in most potential taxable health care bond underwritings due in part to the fact that debt financing for health care providers can also be accomplished by bank borrowing or by mortgage financing with institutional lenders. Competition in the underwriting of tax-exempt issues is from other major investment bankers and, in certain instances, from commercial banks. This competition for underwriting volume over the past several years has caused a general decline in the level of compensation paid for investment banking services in connection with the healthcare market. In addition, certain capital needs of healthcare providers cannot be financed through the issuance of tax-exempt bonds, because of tax and other laws which restrict the purposes for which bond proceeds may be used.
   It is anticipated that significant changes in the manner in which health care is delivered in the United States will occur over the next several years, probably because of competitive forces in the marketplace rather than government mandates. There can be no guarantee of the continuing availability of health care, long-term care and corporate debt issues in adequate volume for BCZCO and other competitive investment bankers and underwriters. The availability of suitable underwritings for BCZCO is related to a variety of factors, among which are the general level of interest rates, the need for replacing or upgrading facilities, the development of new medical technology, changes in government programs and private contracts relating to reimbursement of health care providers, consolidation and integration within the health care industry, and the demographic characteristics of the United States' population.
   BCZCO is a broker-dealer registered with the Securities and Exchange Commission and with the securities regulatory bodies of 50 states and the District of Columbia. It is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). It is subject to the rules and regulations established and administered by these various regulatory and self-regulatory agencies. Failure to comply with any of these rules and regulations could result in censure, fines, suspension or expulsion. Suspension could be imposed for varying periods of time and could have a materially adverse effect upon BCZCO for at least the period of suspension. Expulsion would effectively preclude it from engaging in the securities business. The various rules and regulations to which it is subject govern such matters as sales methods, recordkeeping requirements, net capital requirements, relationships between brokers and relationships between broker-dealers and the public.
   Under the Securities Act of 1933 and other applicable Federal and state securities laws and regulations, an underwriter is subject to substantial potential liability for material misstatements or omissions in the prospectus used to describe each issue of securities being underwritten and offered to the public. In an event occurring subsequent to the close of 1996, BCZCO reached a provisional settlement of class action litigation related to the underwriting of municipal and taxable bonds for the construction of a senior living facility in 1989. See Part I, Item 3, Legal Proceedings in this Form 10-K.
   Underwriting involves substantial economic risk. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate all or part of its commitment at less than the purchase price. Ziegler Securities also acts as remarketing agent with respect to variable rate municipal obligations with investor put options. The aggregate principal amount of bonds as to which Ziegler Securities is remarketing agent is approximately $1,073,330,000. As a general matter, bonds which are not successfully remarketed by Ziegler Securities can be paid at par through a liquidity facility maintained by the borrower, at Ziegler Securities' demand. However, remarketing often involves a temporary holding of such bonds by Ziegler Securities for its own account, with the resulting market risk. Ziegler Securities finances its cash needs for remarketing activity through the Company's capital and bank credit lines.
   The securities industry in general is presently experiencing increased litigation from customers related to compliance with laws and industry rules related to the sales of securities.
   BCZCO includes an independent insurance agency, which is subject to various rules and regulations which are generally imposed at the state level.
Ziegler Thrift Trading, Inc. ("ZTT")
   ZTT is a discount brokerage firm organized in the State of Minnesota. ZTT executes orders for both listed and over-the-counter market securities. Since ZTT has no research department and no salesmen, ZTT's commission charges are approximately 50% to 70% less than those of regular brokerage firms. The minimum commission charge is $34.50.
   Investors use ZTT to trade stocks, mutual funds, bonds and options. ZTT provides a wide range of services to its customers, including a dividend reinvestment program, automated bank settlement, free safekeeping, cashless stock option services, and investment consulting.
   ZTT is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. It is licensed as a broker-dealer in 42 states and the District of Columbia. The company is headquartered in downtown Minneapolis and has three branch offices in St. Paul, Minnesota, and two branch offices in the suburban Chicago area.
   In 1996 ZTT's gross revenues were $5,440,000 and net income was $824,000 compared to net income of $677,000 in 1995 on gross revenues of $4,434,000.
                        HAZARDOUS WASTE MANAGEMENT
WRR Environmental Services Co., Inc. ("WRR")
   WRR was founded in 1970 and owns and operates a licensed hazardous waste treatment and waste solvent recycling facility located in Eau Claire, Wisconsin. WRR recycles spent industrial solvents for re-use and blends waste solvents for use as alternative energy sources for businesses in EPA permitted liquid injection incinerators and cement kilns. WRR also offers several other services such as processing nonhazardous chemicals for manufacturing firms, remediation of polluted industrial sites, emergency spill response, and processing dry cleaner filters.
   WRR obtains raw materials for its recycling operations directly from the primary users of chemicals and solvents. Virgin chemicals are purchased and blended with certain of WRR's reclaimed blended products, or are sold as new products. WRR is not dependent on a single supplier or a few suppliers for its raw materials.
   WRR is regulated by the United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). On September 30, 1988 WRR obtained a final hazardous waste operating permit from the EPA making it the first fully licensed treatment, storage and disposal facility in the State of Wisconsin.
   In 1983, WRR's Eau Claire facility was placed on the National Priority List of sites regulated by the Superfund Act ("CERCLA") because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. WRR is subject to a DNR consent order for further testing and surface water control related to the contaminants. Although still subject to the consent order and to remedial action under the federal Research, Conservation, and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
   In addition, WRR has disposed of wastes at other sites which have been placed on the National Priority List and at sites which may be added to the List. Under CERCLA any party that disposed of waste at any facility that requires remediation may be held jointly and severally liable for a portion of, or the entire cost of, such remediation. In some cases, EPA will expend funds to remedy a site, and then seek reimbursement from those parties who disposed of wastes at the site. The total reserve of WRR on account of potential liability for remediation of environmentally damaged sites at December 31, 1996 was $743,000. See the section of this filing entitled "Environmental Matters" for additional information.
   In 1995, through a wholly-owned subsidiary named WRR Northwest Enterprises Co., Inc., WRR purchased the assets of a company located adjacent to WRR's plant. WRR's subsidiary has continued the business lines formerly operated by the selling company, namely the installation, servicing and sale of truck equipment. The purchase was made, in part, to provide WRR with control over neighboring commercial real estate.
   WRR's gross margin in 1996 was $4,013,000 as compared to $3,762,000 in 1995. Net income was $948,000 in 1996, compared to $918,000 in 1995.
                           REAL ESTATE FINANCING
Ziegler Financing Corporation ("ZFC")
   ZFC is engaged in the business of making construction and interim loans to selected churches, primarily those whose capital needs are too small to justify an underwriting through BCZCO. ZFC also conducts Federal Housing Administration ("FHA") loan origination activities for housing developments. ZFC earned net income in 1996 of $12,000, compared to net income of $74,000 in 1995. Total revenues were $286,000 in 1996 compared to $327,000 in 1995. At the end of 1996, there were no loans, notes and related accrued interest outstanding from unrelated entities.
   The results of future operations of ZFC will depend upon the demand for suitable loans at profitable yields, and the size and volume of FHA loan origination activity.
   ZFC generates revenues from its FHA mortgage loan origination activities by retaining a portion of the fees charged in connection with the origination, placement and funding of loans insured by the FHA. In 1996, ZFC originated one FHA insured mortgage loan, which loan was funded through the underwriting of tax-exempt bonds by ZSD for the project owner. ZFC intends to depend upon referrals from ZSD for substantially all of its FHA mortgage loan origination activity in the near future.
   The acquisition of construction and interim loans is highly competitive in that commercial banks, savings and loan associations, mortgage bankers, real estate trusts, and other construction lenders are aggressively seeking high quality loans. In addition to competitive conditions, yields depend to a large extent upon the type of property securing the loans, the term of the loan, the credit of borrowers, the reputation of the builder, the condition of the money market at the time the loan is acquired, and other factors. ZFC has obtained substantially all of its funds for investment in construction and interim loans through the sale of short-term notes by the
Company.   These notes have maturities of nine months or less and have a shorter term, in most cases, than the loans made by ZFC. The volume of direct construction and interim loans by ZFC is expected to remain at relatively low levels as the Company focuses on other aspects of its business.
                            CORPORATE AND OTHER
The Ziegler Companies, Inc. ("ZCO")
   In 1994, ZCO purchased a one third equity interest in Heartland Capital Company L.L.C. ("HCC"), a Wisconsin limited liability company which is in the business of making construction loans to finance the construction or rehabilitation of affordable housing projects. The total subscription price paid to date by ZCO is $825,000. The return on the investment recognized by ZCO for 1996 was approximately $283,000. The return on this investment of ZCO is dependent upon various factors, including the demand for affordable housing, the ability of HCC to maintain a spread between HCC's cost of funds and the interest rates charged to developers, and the successful management of the risk of default by developers on the loans made by HCC. The volume of HCC's lending activities has lagged original projections, due in major part to competition from major commercial banks and others.
   ZCO purchased automobile installment loans from an originating company in 1994, 1995 and 1996, and holds such loans until the aggregate amount of the installment loans is sufficient for a third party to purchase the loans in bulk for the purpose of securitizing them. The total amount of such loans held by the Company was $2,117,000 at December 31, 1995 and $1,660,000 at December 31, 1996.
   In addition, ZCO advanced to the company which originates the installment loans a total of $2,126,000 to fund certain liquidity reserves required under various installment loan purchase facilities such as the ZCO facility mentioned above. This loan from ZCO is secured by a first priority security interest in the liquidity reserve accounts themselves. The balances on the Company's outstanding advances to the originating company were $1,420,000 at December 31, 1995 and $1,579,000 at December 31, 1996.
Ziegler Asset Management, Inc. ("ZAMI")
   This subsidiary was organized in June of 1991 to provide money management services to individuals and institutional accounts. Asset growth continued in two primary areas during 1996: equity and balanced portfolios. The equity management style uses a quality growth strategy for individuals, foundations, endowments and 401(k) plans. The fixed-income management style focuses on quality short- and intermediate-term portfolios for a broad array of institutional clients. As of December 31, 1996, ZAMI had approximately $900 million of assets under management. ZAMI realized net income of $202,000 in 1996, compared to $48,000 in 1995.
   In 1995, ZAMI underwent changes in key management personnel, and in early 1996 replaced BCZCO as investment adviser for certain mutual funds of Principal Preservation Portfolios, Inc.
Ziegler Collateralized Securities, Inc. ("ZCSI")
   This subsidiary was organized in August of 1991 for the purpose of issuing bonds collateralized by pools of leases and other debt instruments packaged and sold to ZCSI by Ziegler Leasing Corporation. In 1996 one series of bonds was issued by ZCSI totaling $5,000,000. In accordance with a written management agreement, management fees that were paid to Ziegler Leasing Corporation were limited to the amounts which prevented ZCSI from incurring a loss. As a result, ZCSI had no net income in 1996, 1995 or 1994. The parent company, The Ziegler Companies, Inc., will assume the management servicing responsibilities in 1997. The Company has discontinued its operations in the area of equipment leasing as the result of the sale of Ziegler Leasing Corporation on December 20, 1996. ZCSI does not anticipate the issuance of any further bonds.
First Church Financing Corporation ("FCFC")
   This subsidiary was incorporated on May 3, 1990 for the purpose of issuing mortgage-backed bonds collateralized by a pool of notes secured by first mortgages on church buildings and properties. The notes and mortgages in the pool typically originate from church financings which are too small in principal amount to support a separate public offering of bonds. There were no new series of bonds issued by FCFC in 1996.
                 DISPOSITION OF MATERIAL AMOUNT OF ASSETS
   On December 20, 1996, the Company sold its wholly-owned subsidiary, Ziegler Leasing Corporation, to General Electric Capital Corporation. The sale was described in Form 8-K filed by the Company on January 6, 1997.
The Company received $17,070,202 as the purchase price in cash at closing, which is subject to post closing adjustments. Ziegler Leasing Corporation, at and prior to the time of its sale, was engaged in the business of lease financing of equipment. As described in Form 8-K filed on January 6, 1997, Ziegler Leasing Corporation's operations were material to the Company in terms of both the amount of assets and revenues.
                                  GENERAL
   None of the Company's businesses are subject to governmental renegotiation of profits; none are dependent on a single customer or a few customers nor are any of them dependent on a single supplier of raw
materials or a few suppliers of raw materials.   In no case are patents,
trademarks, licenses or franchises important nor are any of the businesses seasonal. None of the businesses engage in significant operations outside the United States.
                           ENVIRONMENTAL MATTERS
   Compliance with Federal, state and local laws and regulations which have been enacted or adopted relating to the protection of the environment have had no material effect upon the capital expenditures, earnings and competitive position of the registrant and its financial services subsidiaries.
   WRR is strictly regulated by the EPA and the DNR, and holds certain licenses to handle and process hazardous wastes. The revocation of such licenses could have a material adverse effect on WRR's operations. More stringent future regulations enacted by these agencies regarding the control of air and water pollution as well as waste disposal sites could result in increased operating costs and capital expenditures.
   WRR is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research, Conservation and Recovery Act ("RCRA"), of contaminants in ground water underneath the plant site.
   WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of December 31, 1996, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established a reserve of $500,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established for this third site.
   While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $743,000 and $717,000 at December 31, 1996 and 1995, respectively, which covers the costs related to the specific sites identified above and other ongoing environmental matters. It is reasonably possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the near term.
                                 EMPLOYEES
   As of March 1, 1997, 472 persons were employed full time and 95 persons were employed part time by the Company and its subsidiaries.
                     EXECUTIVE OFFICERS OF THE COMPANY
   Information regarding the executive officers of the Company, which is not part of the Company's March 14, 1997 Proxy Statement is as follows:
Name                 Age         Office
P. D. Ziegler        47          President and Chief Executive Officer
D. A. Carlson, Jr.   50          President, Chief Executive Officer and
                                 Treasurer of Ziegler Securities, a
                                 division of B. C. Ziegler and Company
G. G. Maclay, Jr.    49          President and Chief Executive Officer of
                                 Ziegler Asset Management, Inc.
S. C. O'Meara        47          Senior Vice President and General Counsel
L. R. Van Horn       43          Senior Vice President - Finance
   The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.
   Mr. Peter D. Ziegler was elected President of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is a first cousin of Mr. B. C. Ziegler III, a Director of the Company.
   Mr. Donald A. Carlson, Jr. was elected President and Chief Executive Officer of Ziegler Securities, a division of B. C. Ziegler and Company on November 30, 1987. He also serves in the capacity of Senior Vice President of B. C. Ziegler and Company.
   Mr. Geoffrey G. Maclay, Jr. began employment with the Company on January 22, 1996. He currently is President and Chief Executive Officer of Ziegler Asset Management, Inc.
   Mr. S. Charles O'Meara began employment with the Company and B. C. Ziegler and Company as Senior Vice President and General Counsel on January 15, 1993.
   Mr. Lynn R. Van Horn was elected Senior Vice President - Finance of the Company and B. C. Ziegler and Company on March 19, 1990. He joined B. C. Ziegler and Company as Director of Finance on May 1, 1984 and was elected Vice President - Finance on March 25, 1985.
              STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
   Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment banking services in the markets served by the Company, pricing of services, environmental matters, and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products and the markets for the raw materials from which its products are made. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate or (iii) the Company's analysis is correct.
Item 2.  Properties
         B. C. Ziegler and Company owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries except WRR Environmental Services Co., Inc., Ziegler Thrift Trading, Inc. and the Ziegler Securities Division of B. C. Ziegler and Company. This three-story building has approximately 77,000 square feet of space.
         B. C. Ziegler and Company also owns two buildings located at 237-239 and 241-243 North Main Street, West Bend, Wisconsin 53095. These buildings contain four residential rental units and four rental units for businesses. The business rental units are currently leased to businesses which are not affiliated with The Ziegler Companies, Inc. or any of its subsidiaries.
         B. C. Ziegler and Company rents commercial space for its various retail brokerage offices under leases with terms that are typically three years or less.
         Ziegler Securities Division occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 55 Brendon Way, Suite 500, Indianapolis, Indiana 46077; 767 Third Avenue, Suite 2900, New York, New York 10017; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; and 1350 I Street, N.W., Suite 850, Washington, D.C. 20005.
         Ziegler Thrift Trading, Inc. occupies leased premises at 733 Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402; 332 Minnesota Street, Suite N-201, St. Paul, Minnesota 55101; Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144 and 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119, 21 West Van Buren, Naperville, Illinois 60540; and 10526 West Cermak, Westchester, Illinois 60154.
         All branch offices of B. C. Ziegler and Company, Ziegler Securities and Ziegler Thrift Trading, Inc. are located in leased premises with varying terms from one to ten years.
         Ziegler Collateralized Securities, Inc. had, as of December 31, 1996, investments in leased equipment of $7,508,000.
         WRR Environmental Services Co., Inc. owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional 19 acres of land in the vicinity of its operating plant. In 1995, through its wholly-owned subsidiary, WRR Northwest Enterprises Co., Inc., WRR purchased an approximately six acre site with improvements located at 5100 Highway 93 South, Eau Claire, Wisconsin, for use as a manufacturing, sales and service facility for truck equipment.
         The Company owns one small parcel of partially-improved land in West Bend, Wisconsin, aggregating about 16 acres, which has been held for long-term investment.
         B. C. Ziegler and Company owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.
Item 3.  Legal Proceedings
         In an event occurring subsequent to 1996, BCZCO entered into a provisional settlement of then threatened class action litigation against it. The provisional settlement is contingent upon judicial certification of the plaintiff class, and court approval of the settlement. The amount of the provisional settlement is $1.4 million, which the Company intends to charge against its first quarter earnings for 1997. The litigation contains allegations of underwriter's liability, related to the underwriting by BCZCO in 1989 of $11,680,000 of taxable and tax-exempt bonds to finance the construction of a senior living facility. The facility achieved only partial occupancy, and payment on the bonds was defaulted, resulting in a partial loss of principal and interest by the bondholders. A complaint was filed in the action on March 21, 1997, in the Circuit Court of Racine, Wisconsin.
         WRR is either a party defendant or a potentially responsible party in three proceedings related to environmental remediation of waste disposal sites in Eau Claire, Wisconsin, Griffith, Indiana, and Zionsville, Indiana. See caption "Environmental Matters" above.
         Other than as mentioned above, neither the Company nor any of its subsidiaries are party to material litigation, other than ordinary routine litigation incidental to its business.
Item 4.  Submission of Matters to a Vote of Security Holders
         No matters were submitted during the fourth quarter of the fiscal year 1996 to a vote of security holders.
                                  PART II
Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters
         Information about the range of bid and asked quotations for the Company's common stock on the American Stock Exchange for each quarter during the Company's 1996 and 1995 fiscal years and information about the cash dividends paid on the Company's common stock for each quarter during 1996 and 1995 may be found on page 36 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 6.  Selected Financial Data
         Information about the Company's operating revenue, net income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1992 through 1996 may be found on page 33 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference as if fully set forth herein.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1996, 1995 and 1994 may be found on pages 27 through 32 of the Company's 1996 Annual Report to Shareholders. All of the foregoing information is incorporated herein by reference as if fully set forth herein.
Item 8.  Financial Statements and Supplementary Data
         The Company's consolidated financial statements containing consolidated balance sheets for the fiscal years 1996 and 1995 may be found on page 11 of the Company's 1996 Annual Report to Shareholders; consolidated statements of income for the fiscal years 1996, 1995 and 1994 and consolidated statements of cash flows for the fiscal years 1996, 1995 and 1994 may be found on pages 12 and 14 through 15 of the Company's 1996 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1996, 1995 and 1994 may be found on page 13 of the Company's 1996 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 16 through 26 of the Company's 1996 Annual Report to Shareholders. Such consolidated financial statements and report of Arthur Andersen LLP are incorporated herein by reference, see Exhibit 13 at page 27.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
         There have been no reportable events during the fiscal years 1996 or 1995.
                                 PART III
Item 10. Directors and Executive Officers of the Registrant
         Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, and 5 of the Company's March 14, 1997 Proxy Statement. Such information is incorporated by reference as if fully set forth herein.
         Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.
Item 11. Executive Compensation
         Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found in the Company's March 14, 1997 Proxy Statement, which information is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management Information concerning principal securities holders and securities holdings of management which may be found on pages 2 and 3 of the Company's March 14, 1997 Proxy Statement is incorporated by reference as if fully set forth herein.
Item 13. Certain Relationship and Related Transactions
         There have been no transactions since the beginning of fiscal year 1996, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.
                                  PART IV
Item 14(a).    Exhibits, Financial Statement Schedules, and Reports on Form
               8-K
   1.    Financial Statements
               The following financial statements are incorporated herein by reference in Part II, Page 15 at Item 8 above.
         (i)   Consolidated balance sheets - December 31, 1996 and 1995.
         (ii) Consolidated statements of income - years ended December 31, 1996, 1995 and 1994.
         (iii) Consolidated statements of cash flows - years ended December 31, 1996, 1995 and 1994.
         (iv) Consolidated statements of stockholders' equity - years ended December 31, 1996, 1995 and 1994.
         (v) Consolidated notes to financial statements - December 31, 1996 and 1995.
         (vi)  Report of Independent Public Accountants.
   2.    Supplementary Data and Financial Statement Schedule
               The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:
               Report of Independent Public Accountants on Supplemental
         Schedule.
               SCHEDULE II - Valuation and Qualifying Accounts.
               Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454).
   3.    Exhibits Required by Securities and Exchange Commission Regulation
         S-K:
         (3)   a.    Articles of Incorporation of the Company, previously
                     filed as Exhibit C to the Company's Proxy Statement
                     dated March 8, 1993.
               b.    By-Laws of the Company, previously filed as Exhibit D
                     of the Company's Proxy Statement dated March 8, 1993.
               c.    By-Laws of the Company, as amended on February 18,
                     1997 (changing number of directors from nine to eight;
                     see Article III, Section 3.02 of the By-Laws).
         (4) Instruments Defining the Rights of Security Holders - Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.
         (9) Voting Trust Agreements - Not applicable pursuant to Regulation S-K, Item 601.
         (10)  Material Contracts
               a.    Form of Indemnification Agreement incorporated by
                     reference to Exhibit A to the Notice of Special
                     Meeting and Proxy Statement on July 11, 1986.
               b.    Trust Indenture dated as of December 1, 1991 between
                     Ziegler Leasing Corporation and M&I First National
                     Bank as it relates to $10,000,000 principal amount of
                     Five-Year Extendable Notes, Series 1991 incorporated
                     by reference to Exhibit 4.1 to Registration Statement
                     on Form S-1, Commission File No. 33-43082.
               c.    Trust Indenture dated December 1, 1991 between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank incorporated by reference to Exhibit 4.1 to
                     Registration Statement on Form S-3, filed September
                     11, 1991, Commission File No. 33-42723; First
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank, dated
                     December 1, 1991 incorporated by reference to Exhibit
                     4.1 to current report on Form 8-K for Ziegler
                     Collateralized Securities, Inc., dated December 12,
                     1991, Commission File No. 33-42723; Second
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank, dated
                     July 1, 1992 incorporated by reference to Exhibit 4.1
                     to current report on Form 8-K for Ziegler
                     Collateralized Securities, Inc., dated July 17, 1992,
                     Commission File No. 33-42723; Third Supplemental
                     Indenture between Ziegler Collateralized Securities,
                     Inc. and M&I First National Bank, dated June 1, 1993,
                     incorporated by reference to Exhibit 10(d) on the
                     Company's Annual Report on Form 10-K for the year
                     ended December 31, 1995, filed March 22, 1996; Fourth
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank dated
                     July 15, 1993 incorporated by reference to Exhibit
                     4.1A of Amendment No. 3 to Ziegler Collateralized
                     Securities, Inc. Form S-3 Registration Statement,
                     filed July 20, 1993, Commission File No. 33-42723;
                     Fifth Supplemental Indenture between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank, dated December 1, 1993, incorporated by
                     reference to Exhibit 10(e) on the Company's Annual
                     Report on Form 10-K for the year ended Decemnber 31,
                     1995, filed March 22, 1996;  Sixth Supplemental
                     Indenture, between Ziegler Collateralized Securities,
                     Inc. and M&I First National Bank, dated October 1,
                     1994, incorporated by reference to Exhibit 10(f) on
                     the Company's Annual Report on Form 10-K for the year
                     ended December 31, 1995, filed March 22, 1996; Seventh
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank, dated as
                     of July 15, 1993, incorporated by reference to Exhibit
                     4.1A of Amendment No. 4 to Ziegler Collateralized
                     Securities, Inc. Form S-3 Registration Statement,
                     filed August 31, 1995, Commission File No. 33-42723.
               d.    Eighth Supplemental Indenture, between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank, dated September 1, 1995.
               e.    Ninth Supplemental Indenture, between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank, dated May 1, 1996, filed electronically on May
                     28, 1996, Accession Number 0000898531-96-00098.
               f.    Guaranty Agreement between The Ziegler Company, Inc.
                     and M&I First National Bank dated December 1, 1991
                     incorporated by reference to Exhibit 4.4 to the
                     Registration Statement on Form S-3, Commission File
                     No. 33-42723.
               g.    $10,000,000 Credit Agreement between Ziegler Leasing
                     Corporation and First Wisconsin National Bank of
                     Milwaukee, dated May 15, 1991 incorporated by
                     reference to Item 14(a)3.(10)e of Part IV of the
                     Company's 1993 Form 10-K.
               h.    $5,000,000 Term Loan Agreement between Ziegler Leasing
                     Corporation and M&I Marshall & Ilsley Bank, dated
                     December 28, 1992 incorporated by reference to Item
                     14(a)3.(10)e of Part IV of the Company's 1992 Form 10-
                     K.
                     Executive Compensation Plan and Arrangements
               i.    Nonstatutory Stock Option Agreement referred to in
                     portions of the Company's March 8, 1996 Proxy
                     Statement, which information is incorporated by
                     reference in Item 11 of Part III of this Form 10-K.
               j.    1993 Employees' Stock Incentive Plan incorporated by
                     reference from the March 8, 1993 Proxy Statement.
         (11)  Statement Re Computation of Per Share Earnings.
         (12) Statements Re Computation of Ratios - Not applicable pursuant to Regulation S-K, Item 601.
         (13)  1996 Annual Report to Shareholders.
         (18)  Letter Re Change in Accounting Principles - Not applicable.
         (19)  Previously Unfiled Document - Not applicable.
         (22)  Subsidiaries of the Company.
         (23) Published Report Regarding Matters Submitted to Vote of Security Holders - Not applicable.
         (24)  Consent of Independent Certified Public Accountants.
         (25)  Power of Attorney - Not applicable.
         (27)  Financial Data Schedule
         (28)  Additional Exhibits
                     a)    March 14, 1997 Proxy Statement.
         (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.
Item 14(b).    Reports on Form 8-K
               A report on Form 8-K was filed on November 1, 1996 announcing the Company's intention to sell its Ziegler Leasing Corporation subsidiary to a major financial services company.
               A report on Form 8-K was filed on January 6, 1997 announcing the sale of its Ziegler Leasing Corporation subsidiary as of December 20, 1996.
               A report on Form 8-K was filed on February 24, 1997 announcing the Company's intention to acquire Milwaukee-based Glaisner, Schilffarth, Grande & Schnoll, Ltd., a financial services holding company, and its broker-dealer and investment adviser subsidiary, GS2 Securities, Inc.
               A report on Form 8-K was filed on March 21, 1997 indicating that the Company has been made a party to a lawsuit involving the underwriting of two bond issues in May of 1989. Although admitting no liability with respect to the matters alleged in the lawsuit, the Company has reached a provisional settlement with attorneys who expect to represent a class of former bondholders. The settlement is in the amount of $1,400,000, and is conditioned upon judicial certification of a class of bondholders as plaintiffs, and judicial approval of the settlement.
                                SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                 THE ZIEGLER COMPANIES, INC.
March 26, 1997                   By: /s/ Janine R. Yovanovich
                                     Janine R. Yovanovich
                                     Corporate Secretary
   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 26, 1997                   /s/ Peter D. Ziegler
                                 Peter D. Ziegler
                                 President and Chief Executive Officer,
                                 Director
March 26, 1997                   John C. Frueh
                                 John C. Frueh, Director
March 26, 1997                   /s/ John R. Green
                                 John R. Green, Director
March 26, 1997                   /s/ Peter R. Kellogg
                                 Peter R. Kellogg, Director
March 26, 1997                   /s/ Patrick D. J. Kenny
                                 Patrick D. J. Kenny, Director
March 26, 1997                   /s/ Stephen A. Roell
                                 Stephen A. Roell, Director
March   , 1997
                                 Frederick J. Wenzel, Director
March 26, 1997                   /s/ Bernard C. Ziegler III
                                 Bernard C. Ziegler III, Director
March 26, 1997                   /s/ Lynn R. Van Horn
                                 Lynn R. Van Horn
                                 Senior Vice President - Finance
March 26, 1997                   /s/ Jeffrey C. Vredenbregt
                                 Jeffrey C. Vredenbregt
                                 Vice President, Treasurer and Controller
                             INDEX TO EXHIBITS
Exhibit No.:                                                         Page
   3(a).   Articles of Incorporation                                 n/a
   3(b).   By-Laws                                                   n/a
   3(c).   By-Laws, as amended on February 18, 1997                   23
   4.      Instruments Defining the Rights of Security Holders       n/a
   9.      Voting Trust Agreements                                   n/a
   10(a).  Indemnification Agreement                                 n/a
   10(b).  Ziegler Leasing Corporation Trust Indenture               n/a
   10(c).  Ziegler Collateralized Securities, Inc. Trust Indenture   n/a
   10(d)   Ziegler Collateralized Securities, Inc.
           Eighth Supplemental Indenture                              24
   10(e)   Ziegler Collateralized Securities, Inc.
           Ninth Supplemental Indenture                               25
   10(f).  Guaranty Agreement                                        n/a
   10(g).  Ziegler Leasing Corporation Credit Agreement              n/a
   10(h).  Ziegler Leasing Corporation Term Agreement                n/a
   10(i).  Nonstatutory Stock Option Agreement                       n/a
   10(j).  1993 Employees' Stock Incentive Plan                      n/a
   11.     Computation of Net Income per Common Share                 26
   12.     Statements Re Computation of Ratios                       n/a
   13.     1996 Annual Report to Shareholders of the Company          27
   18.     Letter Re Change in Accounting Principles                 n/a
   19.     Previously Unfiled Document                               n/a
   22.     Subsidiaries of the Company                                28
   23.     Published Report Regarding Matters Submitted to Vote of
           Security Holders                                          n/a
   24.     Consent of Arthur Andersen LLP, Independent Public
           Accountants                                                29
   25.     Power of Attorney                                         n/a
   27.     Financial Data Schedule                                    30
   28.     Proxy Statement of the Company, March 14, 1997             31
   29.     Information From Reports Furnished to State Insurance
           Regulatory Authorities                                    n/a

                                                               EXHIBIT 3(c)
                              AMENDED BY-LAWS
(attached at the end of this Form 10-K)
                                                              EXHIBIT 10(d)
                       EIGHTH SUPPLEMENTAL INDENTURE
                  ZIEGLER COLLATERALIZED SECURITIES, INC.
(attached at the end of this Form 10-K)
                                                              EXHIBIT 10(e)
                       NINTH SUPPLEMENTAL INDENTURE
                  ZIEGLER COLLATERALIZED SECURITIES, INC.
(attached at the end of this Form 10-K)

                                                                 EXHIBIT 11

                COMPUTATION OF NET INCOME PER COMMON SHARE

                                            Year Ended December 31
                                        1996          1995         1994
Weighted Average Shares Outstanding
 Before Adjustments                    2,387,972    2,375,528    2,385,920
Incremented Shares Related to
 Restricted Common Stock (1)              11,519       16,440        2,666
Weighted Average Shares Outstanding    2,399,491    2,391,968    2,388,586
Income From Continuing Operations      2,974,714    3,327,941    1,241,378
Income from Discontinued Operations      669,973      716,380      763,678
Net Income                            $3,644,687   $4,044,321   $2,005,056
Earnings Per Share From
 Continuing Operations                     $1.24        $1.39        $ .52
Earnings Per Share From
 Discontinued Operations                   $ .28        $ .30        $ .32
Net Income Per Share                       $1.52        $1.69        $ .84

(1) Calculation is based on the treasury stock method using average market price.

                                                                 EXHIBIT 13
             1996 ANNUAL REPORT TO SHAREHOLDERS OF THE COMPANY
(attached at the end of this Form 10-K0

                                                                 EXHIBIT 22
                        SUBSIDIARIES OF THE COMPANY
                                                         Percentage of
Subsidiaries of the Registrant          Subsidiary    Voting Stock Owned
The Ziegler Companies, Inc.            Incorporated      by Registrant
B. C. Ziegler and Company                Wisconsin           100%
Ziegler Financing Corporation            Wisconsin           100%
Ziegler Thrift Trading, Inc.             Minnesota           100%
Ziegler Asset Management, Inc.           Wisconsin           100%
Ziegler Collateralized Securities, Inc.  Wisconsin           100%
First Church Financing Corporation       Wisconsin           100%
WRR Environmental Services Co., Inc.     Wisconsin           100%
The Registrant and all of the above subsidiaries are included in the
accompanying consolidated financial statements.   WRR Environmental
Services Co., Inc. owns all of the common stock of WRR Northwest Enterprises Co., Inc., whose operations are described above in this Form 10-K under the heading "Hazardous Waste Management" in Part I, Item 1.
                                                                 EXHIBIT 24
                      CONSENT OF ARTHUR ANDERSEN LLP
                      INDEPENDENT PUBLIC ACCOUNTANTS
As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of The Ziegler Companies, Inc. of our report dated February 26, 1997, included in the 1996 Annual Report to Shareholders of The Ziegler Companies, Inc.
We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39543) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc.'s 1989 Employees' Stock Purchase Plan and in the Registration Statement (Form S-8 No. 33-74636) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc. 1993 Employees' Stock Incentive Plan, of our report dated February 26, 1997, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1996.
We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-42723) of Ziegler Collateralized Securities, Inc. and related Prospectus of our report dated February 26, 1997, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1996.
                                 ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 27, 1997.
                                                                 EXHIBIT 27
                          FINANCIAL DATA SCHEDULE
(attached at the end of this Form 10-K)
                                                                 EXHIBIT 28
                              PROXY STATEMENT
                              March 14, 1997
(attached at the end of this Form 10-K)

                        THE ZIEGLER COMPANIES, INC.
                         SUPPLEMENTAL SCHEDULE TO
                         THE FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1996, 1995 AND 1994
Report of independent public accountants on supplemental schedule
SCHEDULE II          Valuation and Qualifying Accounts
Report of independent public accountants and financial statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-28290, 33-21324, 33-10076, 33-1726 on Form 10-K [33-28290]).
All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements as incorporated by reference or notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON SUPPLEMENTAL SCHEDULE
To the Board of Directors of
   The Ziegler Companies, Inc.:
We have audited in accordance with generally accepted auditing standards, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 26, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 34 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                 ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 26, 1997.

                                                                   SCHEDULE II
                                       THE ZIEGLER COMPANIES, INC.
                                    VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Additions
                                                        Charged to
                     Balance at      Additions            Other                       Balance at
                    December 31,    Charged to          Accounts       Deductions    December 31,
Description             1995          Expense           (Note 3)        (Note 1)         1996
Reserve for loan
 losses (Note 2)    $1,508,967       $415,369           $(33,710)      $(1,627,774)    $ 262,852

                                                        Additions
                                                       Charged to
                   Balance at        Additions            Other                           Balance at
                  December 31,      Charged to          Accounts         Deductions      December 31,
Description           1994            Expense           (Note 3)          (Note 1)           1995
Reserve for loan
 losses (Note 2)    $1,051,619        $219,405          $624,964        $  (387,018)    $1,508,970

                                                        Additions
                                                       Charged to
                   Balance at        Additions            Other                           Balance at
                  December 31,      Charged to          Accounts         Deductions      December 31,
Description           1993            Expense           (Note 3)          (Note 1)           1994
Reserve for loan
 losses (Note 2)    $2,519,931        $335,685          $711,729         $(2,515,726)   $1,051,619

NOTES:
(1)These deductions represent charge-offs for the purpose for which the reserve was established.
(2)The reserve is offset against the corresponding assets in the balance sheet.
(3)The additions represent adjustments to prior charge-offs.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler Mortgage Securities, Inc. II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 7, 1997.

                   ZIEGLER MORTGAGE SECURITIES, INC. II
                              BALANCE SHEETS
                     AS OF DECEMBER 31, 1996 AND 1995


                                                                  1996          1995
ASSETS
Cash                                                          $     74,291  $     83,353
Money market investments, at cost,
 which approximates market                                         456,228       341,861
    Total cash and cash equivalents                                530,519       425,214
Cash and investments held by trustee, at cost,
 which approximates market                                       3,347,344     4,207,178
Accrued interest receivable                                        707,253       855,783
Mortgage Certificates, held by trustee (net of
 purchase discount of $2,795,809 and $3,425,237,
 respectively)                                                  98,182,510   116,345,952
Deferred issuance costs                                          2,758,864     3,378,116
    Total assets                                              $105,526,490  $125,212,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                                      $  2,948,545  $  3,716,958
Mortgage Certificate-Backed Bonds payable                      101,047,000   119,908,000
Payable to B. C. Ziegler and Company                                10,945        67,285
    Total liabilities                                          104,006,490   123,692,243
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
     200,000 shares authorized,
     15,000 shares issued and
      outstanding, respectively                                  1,500,000     1,500,000
 Common stock, $1 par value,
   56,000 shares authorized,
   20,000 shares issued and outstanding                             20,000        20,000
 Retained earnings                                                       -             -
    Total stockholders' equity                                   1,520,000     1,520,000
    Total liabilities and stockholders' equity                $105,526,490  $125,212,243

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    1996          1995          1994
Revenues:
 Interest income                                $  9,635,812  $ 10,395,747  $ 10,129,823
 Gain on sale of mortgage certificates               747,579       228,031     1,014,811
    Total revenues                                10,383,391    10,623,778    11,144,634
Expenses:
 Interest expense                                  9,158,478     9,764,637     9,654,473
 Amortization of deferred issuance costs             805,971       359,513     1,111,631
 Management fee                                      216,365       349,925       158,801
 General and administrative                          202,577       149,703       219,729
    Total expenses                                10,383,391    10,623,778    11,144,634
Income before income taxes                                 -             -             -
Provision for income taxes                                 -             -             -
    Net income                                  $          -  $          -  $          -

                                          ZIEGLER MORTGAGE SECURITIES, INC. II
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 Common Stock                 Preferred Stock                             Total
                              Number                       Number                                         Stock-
                                of                           of                         Retained         holders'
                              Shares      Amount           Shares       Amount          Earnings         Equity
Balance at
 December 31, 1993             20,000     $20,000          20,000     $2,000,000        $      -       $2,020,000
  Redemption of
   preferred stock                  -           -          (5,000)      (500,000)              -         (500,000)
  Net income                        -           -               -              -               -                -
Balance at
 December 31, 1994             20,000      20,000          15,000      1,500,000               -        1,520,000
  Net income                        -           -               -              -               -                -
Balance at
 December 31, 1995             20,000      20,000          15,000      1,500,000               -        1,520,000
  Net income                        -           -               -              -               -                -
Balance at
 December 31, 1996             20,000     $20,000          15,000     $1,500,000        $      -       $1,520,000

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $         -   $         -   $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates            (747,579)     (228,031)   (1,014,811)
   Discount accretion on
    Mortgage Certificates                           (113,051)     (123,337)     (116,878)
   Amortization of deferred issuance costs           805,971       359,513     1,111,631
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                          859,834       (64,595)   20,874,119
      Accrued interest receivable                    148,530       (11,708)      119,467
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company           (56,340)     (172,912)      (26,943)
      Accrued interest payable                      (768,413)      103,030    (1,430,566)
 Net cash provided by (used in)
  operating activities                               128,952      (138,040)   19,516,019
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired through merger                              -             -        55,249
 Sale and redemption of
  Mortgage Certificates                           25,062,114     8,011,228    33,126,215
 Purchase of Mortgage Certificates                (6,038,041)  (10,604,175)  (20,681,090)
 Net cash provided by (used in)
  investing activities                            19,024,073    (2,592,947)   12,500,374
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds                       $ 6,037,280   $10,597,250   $20,749,705
 Principal payments on
  Mortgage Certificate-Backed Bonds              (25,085,000)   (8,035,000)  (52,154,000)
 Redemption of preferred stock                             -             -      (500,000)
  Net cash provided by (used in)
   financing activities                          (19,047,720)    2,562,250   (31,904,295)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     105,305      (168,737)      112,098
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                    425,214       593,951       481,853
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                      $   530,519   $   425,214   $   593,951
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                   $ 9,926,891   $ 9,661,607   $11,085,000
 Income taxes paid during the year               $         -   $         -   $         -
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
 Assets acquired through merger,
   primarily Mortgage Certificates               $        -    $         -   $ 2,096,000
 Liabilities assumed through merger,
   primarily Mortgage Certificate-
   Backed Bonds                                  $       -     $         -   $ 2,151,000

                   ZIEGLER MORTGAGE SECURITIES, INC. II
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage Certificates is amortized over the life of the related outstanding Mortgage Certificate- Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1996 and 1995 were approximately $103,022,000 and $124,478,000, respectively.
      Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising 89% of the portfolio as of December 31, 1996) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 11% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1996, consist of the following:

                                                                Outstanding
                                                                 Principal
                                                   Original       Amounts
                           Date of    Stated       Principal        at
     Series      Rate       Bonds    Maturity       Amounts      12/31/96
       10        8.90%     10/1/86    10/1/21   $  8,200,000   $  2,324,000
       16        9.00%      5/1/87     1/1/22      4,500,000      2,261,000
       19        9.15%      6/1/87     5/1/22      5,750,000      3,771,000
       20        9.00%      7/1/87     6/1/22      5,418,000      3,470,000
       21        9.00%      7/1/87     6/1/22      5,266,000      4,833,000
       24        9.20%     10/1/87     2/1/22      5,237,000      4,243,000
       33        9.10%      4/1/88   10/15/21      7,054,000      3,619,000
       34        9.35%      6/1/88    5/15/23      4,163,000      3,304,000
       39        9.40%      8/1/88    8/15/23      5,780,000      3,774,000
       40        9.50%      9/1/88    9/15/23      6,800,000      1,605,000
       41        9.30%     10/1/88   10/15/23      4,655,000      4,108,000
       42        9.20%     10/1/88   10/15/23      4,000,000      3,530,000
       47        9.75%      5/1/89    2/15/24      3,744,000      1,690,000
       49        8.45%      7/1/89    7/15/22      2,740,000      2,584,000
       52        9.35%      5/1/90    5/15/20      3,000,000        401,000
       55        9.00%      9/1/90   10/01/20      3,244,000        507,000
       61        8.00%      9/1/91   11/15/19      3,390,000      1,337,000
       62        7.25%      2/1/92    4/15/22      2,925,000      1,347,000
       63        7.60%      5/1/92    5/15/22      3,400,000      1,244,000
       64        7.40%      6/1/92    6/15/22      3,300,000      1,394,000
       65        7.00%      1/1/93    1/15/28      3,029,000      2,957,000
       66        7.00%      1/1/93    1/15/28      3,000,000      2,925,000
       68        6.25%      4/1/93    5/01/23      3,000,000      2,440,000
       69        6.00%      5/1/93    5/01/23      3,022,000      2,457,000
       70        6.00%      3/1/94   11/15/28      3,390,000      3,325,000
       71        7.00%      4/1/94    9/20/23      3,015,000      2,476,000
       72        7.00%      4/1/94   10/15/23      2,897,000      2,827,000
       73        7.00%      4/1/94    4/15/24      3,130,000      2,985,000
       74        7.10%      5/1/94    2/15/24      3,145,000      3,072,000
       75        7.10%      6/1/94    2/15/24      3,290,000      3,203,000
       76        7.35%      9/1/94    9/15/29      2,535,000      2,498,000
       77        8.00%      2/1/95   10/15/29      3,066,000      3,031,000
       78        7.50%      4/1/95    9/15/29      2,597,000      2,573,000
       79        6.75%      6/1/95    6/15/22      2,622,000      2,579,000
       80        7.00%      9/1/95    7/15/23      2,640,000      2,607,000
       81        7.00%      4/1/96    5/15/28      3,237,000      3,237,000
       82        7.25%      6/1/96    9/15/30      2,987,000      2,984,000
                                                 143,168,000     99,522,000

      American Mortgage Securities, Inc.
       Mortgage Certificate-Backed Bonds
        5        7.35%      3/1/92    3/01/22      3,000,000      1,525,000
                                                $146,168,000   $101,047,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1996 and 1995, approximated $101,173,000 and $120,264,000, respectively.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      As of December 31, 1996 and 1995, the Company owed B. C. Ziegler and Company $10,945 and $67,285, respectively, for accrued management fees.
      During 1994, the Company redeemed 5,000 shares of the preferred stock from B. C. Ziegler and Company, the sole owner of the Company's preferred stock, for $500,000.
(6)   Merger -
      Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994.