Form 10-Q
period 1997-03-31
ZIEGLER COMPANIES INC
filed 1997-05-15
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997
                              OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1997 was 2,445,257 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)
[CAPTION]
                                        For the Three Months Ended
                                          March 31,      March 31,
                                            1997           1996

Revenues:
  Investment banking and commission
    income                             $ 5,667,706   $ 6,294,020
  Investment management fees               762,020       680,444
  Interest and dividends                 1,244,152       999,164
  Gross profit on chemical products        806,158       818,735
  Insurance agency                         396,493       304,646
  Other                                    842,628       930,388
    Total revenues                       9,719,157    10,027,397
Expenses:
  Employee compensation and benefits     5,776,584     5,197,257
  Commissions and clearing fees            288,081       206,828
  Communications                           678,014       648,913
  Occupancy and equipment                1,173,388     1,099,989
  Promotional                              531,032       427,105
  Professional and regulatory              305,724       172,130
  Interest                                 817,339       749,701
  Provisional litigation settlement      1,400,000             -
  Other operating expenses               1,439,142     1,518,434
    Total expenses                      12,409,304    10,020,357
Income (loss) from continuing
  operations before income taxes        (2,690,147)        7,040
Benefit from income taxes               (1,072,000)      (42,200)
     Net income (loss) from
       continuing operations            (1,618,147)       49,240
Discontinued operations:
  Income from operations of dis-
    continued leasing subsidiary
    (less applicable income taxes
    of $80,000)                                  -       132,722
    Net income (loss)                  $(1,618,147)  $   181,962
Net income (loss) per share of
  common stock:
    Continuing operations                    $(.67)        $ .02
    Discontinued operations                      -           .06
                                             $(.67)        $ .08
Dividends per share                          $ .13         $ .13
Average number of shares outstanding     2,414,456     2,392,185

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
[CAPTION]
                                                    March 31,   December 31,
                                                      1997          1996

ASSETS
  Cash                                           $  5,403,167  $  6,012,977
  Short-term investments                           17,794,726    26,240,446
  Bonds due and called as of April 1, 1997
   and January 1, 1997, respectively                1,364,933    10,843,295
    Total cash and cash equivalents                24,562,826    43,096,718
  Securities inventory                             43,157,378    34,920,458
  Accounts receivable -- securities sales           6,544,158     8,434,547
  Accounts receivable -- other                      5,691,988     4,709,368
  Investment in and receivables from
   affiliates                                       2,570,526     2,775,607
  Investment in leases                              6,698,137     7,507,948
  Notes receivable                                 22,262,247    23,204,541
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $15,073,030 and $14,766,286,
   respectively                                     7,296,628     7,165,857
  Deferred income tax benefit                       1,255,197     1,106,198
  Other assets                                      8,319,131     8,235,257
    Total assets                                 $128,358,216  $141,156,499
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                       $ 15,167,411  $ 13,245,639
  Payable to customers                              6,391,332     6,478,455
  Payable to broker-dealers                           731,401       370,791
  Accounts payable                                    873,424     2,629,014
  Dividends payable                                   317,884     1,049,740
  Accrued income taxes                                      -     6,361,958
  Notes payable to banks                           22,274,341    22,469,310
  Bonds payable                                    23,913,073    25,011,498
  Other liabilities and deferred items              6,300,313     9,320,894
    Total liabilities                              75,969,179    86,937,299
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030               3,544,030     3,544,030
  Additional paid-in capital                        5,958,874     5,962,229
  Retained earnings                                60,369,366    62,305,397
  Treasury stock, at cost, 1,098,773
   and 1,102,773, respectively                    (16,993,053)  (17,062,908)
  Unearned compensation                              (490,180)     (529,548)
    Total stockholders' equity                     52,389,037    54,219,200
    Total liabilities and
     stockholders' equity                        $128,358,216  $141,156,499

   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
[CAPTION]
                                                  For the Three Months Ended
                                                    March 31,    March 31,
                                                      1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $ (1,618,147) $    181,962
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   375,879       371,834
      Provision for losses                             37,750        33,150
      Litigation settlement provision               1,400,000             -
      (Gain) Loss on sale of equipment                      -           (10)
      Unrealized loss on securities inventory          90,656       303,458
      Compensation related to restricted
        stock grants                                   39,368        47,519
      Undistributed (earnings of) net
        dividends received from
        unconsolidated affiliate                      293,350       (68,000)
  Changes in operating assets and
    liabilities:
      Decrease (Increase) in -
        Securities inventory                       (8,327,575)   19,166,219
        Accounts receivable --
          securities sales                          1,890,389    (1,892,955)
        Accounts receivable -- other                 (840,266)      132,679
        Other operating assets                       (233,742)   (2,695,393)
      Discontinued operations - noncash
        charges and working capital
        changes                                             -       317,277
      Increase (Decrease) in -
        Payable to customers and
          broker-dealers                              273,487        69,631
        Accounts payable                           (1,755,587)    1,228,179
        Income taxes payable                       (6,512,058)       27,993
        Deferred income taxes                        (149,000)     (101,000)
        Other operating liabilities                (4,521,808)   (3,288,520)
          Net cash provided by (used in)
            operating activities                  (19,557,304)   13,834,023
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Principal payments received under
      leases                                          699,924       887,709
    Sale of leased equipment                           90,889        36,010
    Payments received on notes receivable             954,323    13,401,129
  Payments for:
    Issuance of notes receivable                            -   (14,145,512)
    Capital expenditures                             (437,515)     (321,115)
          Net cash provided by (used in)
            investing activities                    1,307,621      (141,779)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable           21,766,000    22,047,000
    Exercise of employee stock options                 66,500         1,550
  Payments of:
    Principal on short-term notes payable         (19,773,000)  (22,986,000)
    Repayment of bonds payable                     (1,099,000)   (1,539,000)
    Dividends                                      (1,049,740)   (1,167,207)
  Net repayments under bank credit
    facilities                                       (194,969)   (8,271,217)
          Net cash used in financing
            activities                               (284,209)  (11,914,874)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (18,533,892)    1,777,370
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              43,096,718    18,028,477
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $ 24,562,826  $ 19,805,847
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period              $    850,000  $    949,000
    Income taxes paid during the period          $  6,158,000  $    414,000

   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        March 31, 1997
Note A -- Basis of Presentation
    The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
Note B -- Commitments and Contingent Liabilities
    In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ presells the issues to customers. BCZ had approximately $6,850,000 in commitments outstanding at March 31, 1997.
    As of March 31, 1997, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
    WRR is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site.
    WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of March 31, 1997, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on this site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. In accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," WRR established a reserve of $500,000 to cover its share of the clean-up costs of this second site. Payments on this site are expected to occur over the next five years. In June 1994, WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No reserve has been established on account of this third site.
    WRR is jointly and severally liable on two of the previously mentioned sites. To the extent that WRR is found liable for contributing to the pollution at the third site, its liability will be joint and several. Management for the Company is not aware of circumstances which could lead to non-performance by the other PRP's when viewed as a group. No potential insurance recovery or reimbursements from WRR's liability insurance carriers have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $732,000 at March 31, 1997.
Note C -- Stock-Based Compensation Plans
    The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. As of March 31, 1997, unexercised options for 81,760 shares were outstanding. All outstanding options are currently exercisable through April 30, 1997, at 85% of the market value on the date of exercise. No options were exercised during 1997. As of March 31, 1997, under the 1989 Plan, 35,445 options are available for future granting at 85% of the market value on the date of exercise. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options. Options for a total of 1,710 shares were forfeited during the period.
    The Company established the 1993 Employees' Stock Incentive Plan (the "1993 Plan") for certain officers and key employees. Stock options, stock appreciation rights and restricted stock may be granted under the 1993 Plan As of March 31, 1997, unexercised options for 44,500 shares were outstanding. The options are exercisable through December 28, 2003 at a price of $16.625 per share. Options for a total of 4,000 shares were exercised during 1997. No options were forfeited during this period.
Note D -- Earnings Per Share
    Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share under Accounting Principles Board Opinion 15, Earnings per Share, is not significant.
    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 128, Earnings per Share, superseding Opinion 15. The Company is required to adopt the new rules for periods ending after December 15, 1997. For the three month periods ending March 31, 1997 and 1996, the adoption of the new rules would not have a material impact on the earnings per share as presented in the Consolidated Condensed Income Statements for either basic or diluted earnings per share, as defined by the newly issued statement.
Note E -- Net Capital Requirements and Customer Reserve Accounts
    As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc.
(ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of March 31, 1997, is as follows:
[CAPTION]
                                             BCZ            ZTT

        Aggregate indebtedness            $20,243,000     $1,865,000
        Net capital                       $12,863,000     $1,846,000
        Ratio of aggregate indebtedness
         to net capital                     1.57 to 1      1.01 to 1
        Required net capital              $ 1,350,000     $  250,000

    In accordance with Securities and Exchange Commission Rule 15c3-3, BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of March 31, 1997, there was approximately $3,476,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
    The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:
[CAPTION]
                                        For the Three Months Ended
                                          March 31,      March 31,
                                            1997           1996

        Income, primarily interest      $2,164,235    $2,720,630
        Expenses -
          Interest                       2,013,322     2,406,375
          Amortization of bond
           issuance costs                   41,761       208,946
          Management fees                   84,906        63,972
          Other                             24,246        41,337
            Total expenses               2,164,235     2,720,630
        Net income                      $        -    $        -

Note G -- Securities Inventory
   Securities inventory consisted of the following:
[CAPTION]
                                        March 31,  December 31,
                                          1997         1996

   Municipal bond issues             $30,986,692   $18,619,321
   Corporate bond issues                 352,722       358,571
   Institutional bond issues           6,835,586    13,357,676
   Preferred stock                     4,155,419     1,768,185
   Other securities                      826,959       816,705
                                     $43,157,378   $34,920,458

Note H -- Notes Payable to Banks
    The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $21,435,000 in short-term borrowings outstanding at March 31, 1997. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as financing items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
    Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
    Summarized balance sheet information of ZCSI as of March 31, 1997 and December 31, 1996 and income statements for the three month periods ended March 31, 1997 and 1996 are as follows:
[CAPTION]
                                         Balance Sheets as of:
                                       March 31,   December 31,
                                         1997          1996

   Investment in leases              $ 6,698,137   $ 7,507,948
   Notes receivable                    6,427,081     7,046,152
   Other assets                        4,730,197     2,773,088
       Total assets                  $17,855,415   $17,327,188
   Bonds payable                     $13,424,000   $14,302,000
   Other liabilities                   4,421,415     3,015,188
       Total liabilities              17,845,415    17,317,188
   Stockholder's equity                   10,000        10,000
       Total liabilities and
        stockholder's equity         $17,855,415   $17,327,188

[CAPTION]
                                       Income Statements for the
                                          Three Months Ended
                                       March 31,     March 31,
                                         1997          1996

   Lease income                      $   170,188   $   210,642
   Interest income                       168,509       173,529
       Total income                      338,697       384,171
   Interest expense                      279,839       285,425
   Management fees (subsidy)              (7,998)        5,793
   Other expenses                         66,856        92,953
       Total expenses                    338,697       384,171
   Net income                        $         -   $         -

    At the end of February 1997 the written agreement with Ziegler Leasing Corporation (ZLC) to provide management and administrative services to ZCSI terminated. In March 1997, a written agreement with ZCO was undertaken to provide management and administrative services to ZCSI. Management fees paid to ZCO/ZLC were limited to the amount which prevented ZCSI from incurring a loss.
    An analysis of each outstanding bond series as of March 31, 1997 and for the three month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.
[CAPTION]
                    Collateral    Lease/       Bond        Other     Excess
Series     Bonds       Value       Note      Interest     Related      of
 No.    Outstanding   at Cost     Income      Expense    Expenses    Income

  2     $  100,000 $  123,314   $  3,343    $  1,750     $   706    $   887
  3         98,000    144,623      2,716       1,604       1,011        101
  4        826,000    959,665     19,525      12,915       3,248      3,362
  5      2,952,000  3,861,267     72,437      52,198      13,935      6,304
  6      4,448,000  5,133,293    121,224      81,258      16,480     23,486
  7      5,000,000  5,868,840    112,696      81,034      20,851     10,811

Note J -- Litigation
    B. C. Ziegler and Company, a broker-dealer subsidiary of the Company has been made a party to a lawsuit involving the underwriting of two bond issues in May of 1989 which totaled $11,680,000 (the "Bonds"). The Bonds were issued to construct a retirement facility. In 1992, there was a default on the Bonds, which resulted in a significant loss of principal and interest by the bondholders. Admitting no liability with respect to the matters alleged in the lawsuit, management has reached a provisional settlement as the best means to manage the uncertainty and expense of protracted litigation, and to limit the diversion of management time. The settlement is in the amount of $1,400,000, and is conditioned upon judicial certification of a class of bondholders as plaintiffs, and judicial approval of the settlement. The settlement amount is included as an expense in the first quarter results for 1997.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
             March 31, 1997 versus March 31, 1996
    The "Company," consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose predominant activity is investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry, nonprofit senior living providers and for churches and private schools. The Company's other financial service activities include full-service and reduced-commission brokerage services, investment management and advisory services, interim lending to investment banking clients, and Federal Housing Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, chemical processing, and the recycling, reclaiming and disposing of chemical wastes. The Company has discontinued its operations in the area of equipment leasing services to the healthcare industry and commercial/industrial customers as the result of the sale of its leasing subsidiary, Ziegler Leasing Corporation,in December 1996.
    Total revenues of the Company were $9,719,000 in 1997 compared to revenues from continuing operations of $10,027,000 in 1996, a decrease of $308,000 or 3%. Total expenses in 1997 were $12,409,000 compared to expenses of continuing operations of $10,020,000 in 1996, an increase of $2,389,000 or 24%. There was a benefit from income taxes of $1,072,000 in 1997 compared to a benefit from income taxes of continuing operations of $42,000 in 1996 using a federal statutory tax rate of 34% in both periods. In 1997 there was a net loss of $1,618,000 compared to net income from continuing operations of $49,000 in 1996. Net income from discontinued operations, net of applicable income taxes, was $133,000 in 1996. The loss per share in 1997 was $.67 compared to earnings per share from continuing operations of $.02 and from discontinued operations of $.06 in 1996. The changes in revenues, operating expenses, and net income or loss from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. The impact of discontinued operations is limited to 1996 when substantially all of such operations were sold. All references to 1997 and 1996 refer to the three months ended March 31, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
    B. C. Ziegler and Company (BCZCO), the investment banking and full service broker-dealer subsidiary of the Company, had total revenues of $5,580,000 in 1997 compared to $6,269,000 in 1996, a decrease of $689,000 or 11%. The decrease is primarily due to a decrease in municipal underwriting revenues of $695,000 in 1997 as compared to 1996. There were also less significant decreases in nonunderwritten product revenues, trading profits and fee revenue which were offset by increases in taxable underwriting revenues, interest income and insurance agency revenues.
Total BCZCO expenses were $9,108,000 in 1997 compared to $7,038,000 in 1996, an increase of $2,070,000 or 29%. The primary reason for the increase is a one-time litigation settlement of $1,400,000 related to a defaulted bond issue underwritten by BCZCO in 1989. Expenses for employee compensation and benefits increased $380,000 primarily as the result of increased benefits expense and an increase in commissions paid. Other changes in expense categories were not significant. BCZCO had a net loss in 1997 of $2,124,000 compared to a loss of $424,000 in 1996.
    Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,554,000 in 1997 compared to $1,418,000 in 1996, an increase of $136,000 or 10%. Commission income was $1,298,000 in 1997 compared to $1,282,000 in 1996, an increase of $16,000 or 1%. The minor increase in commissions was the result of an increase in the average commission per trade offset by a 4% decrease in trading volume. The overall increase in revenues is primarily due to a higher volume of stock option financing activity in 1997. Total expenses of ZTT were $1,166,000 in 1997 compared to $1,043,000 in 1996, an increase
of $123,000 or 12%.   Increases in clearing fees and increases in employee
compensation and benefits are the primary reasons for the increase in total expenses. Net income for ZTT was $241,000 in 1997 compared to $232,000 in 1996.
    Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $799,000 in 1997 compared to $637,000 in 1996, an increase of $162,000 or 25%. The increase in revenues is due to earnings on the transfer of investment advisory business to ZAMI from BCZ being reflected for a full three months in 1997 compared to two months in 1996. This business was transferred to ZAMI in February 1996. Total expenses of ZAMI were $733,000 in 1997 compared to $505,000 in 1996, an increase of $228,000 or 45%. The increase in expenses is primarily due to an increase in employee compensation and benefits and the reimbursement of management fees by ZAMI under expense reimbursement agreements with money market and mutual funds whose assets ZAMI manages. Both increases are also the result of the transfer of investment advisory business that increased revenues. Other changes in expense categories were not significant. Net income for ZAMI was $37,000 in 1997 compared to $74,000 in 1996.
Other Services and Activities
    WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services, chemical processing, and the recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary, WRR Northwest Enterprises, Inc. (NWE). Total gross revenues were $2,820,000 in 1997 compared to $3,661,000 in 1996, a decrease of $841,000 or 23%. The decrease is primarily due to a reduced level of remediation services in 1997. In 1996, a large remediation project in the first quarter of 1996 was the source of the majority of remediation revenues. There were no large remediation projects in 1997. Total gross margin for WRR was $806,000 in 1997 compared to $819,000 in 1996. The gross margin percentage in 1997 was 29% compared to 22% in 1996. The increase in the gross margin percentage and the very small reduction in total gross margin dollars is due to the mix of product sales. An increase in higher margin core product sales and a decrease in disposal services and the remediation services noted above which were lower margin activities are the reasons for the gross margin relationships. Total expenses of WRR were $674,000 in 1997 compared to $639,000 in 1996, an increase of $35,000 or
5%.  There were no significant changes in the expenses between periods.
Net income for WRR in 1997 was $98,000 compared to $119,000 in 1996.
    Ziegler Financing Corporation (ZFC) provides construction financing and interim lending primarily to investment banking clients and is also qualified to originate loans for the Federal Housing Administration (FHA). Total revenues for ZFC were $43,000 in 1997 compared to $45,000 in 1996. Revenue consists primarily of interest income. A low level of lending activity and no mortgage origination activity in either 1997 or 1996 is the reason for the minimal change in revenues. Total expenses of ZFC were $63,000 in 1997 compared to $26,000 in 1996, an increase of $37,000. The addition of employees to ZFC and an outside office and the related expenses are the primary reasons for the increase. ZFC had a net loss of $12,000 in 1997 compared to net income of $11,000 in 1996.
    First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $258,000 in 1997 compared to $319,000 in 1996. FCFC had expenses of $245,000 in 1997 compared to $310,000 in 1996. No new bond series were issued during the year 1996 or the first quarter of 1997. The reduction in income, which is primarily interest, is due to the amortization of principal as loan payments are made. The principal payments on the loans are then used to redeem outstanding bonds which reduces interest expense, the primary component of FCFC expenses. Net income was $8,000 in 1997 compared to $6,000 in 1996.
    Ziegler Collateralized Securities, Inc. (ZCSI) facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases on sales, and offering the resulting securities to the public. ZCSI purchased the leases and notes from Ziegler Leasing Corporation (ZLC) which also acted as manager and lease servicer since ZCSI had no employees. ZCSI no longer makes such purchases since the sale of ZLC by the Company and is now allowing all leases and notes to run to maturity. The Ziegler Companies Inc. (ZCO) now acts as manager and lease servicer. ZCSI had revenues of $339,000 in 1997 compared to $384,000 in 1996. ZCSI revenues consist almost entirely of lease income and note interest income. The timing of bond issues and the reduction of the underlying principal upon which the income is received is the reason for the decline in revenues. Expenses equaled revenues since management and servicing fees are limited to an amount that would prevent ZCSI from incurring a loss. Interest expense is the largest component of total expenses and was $280,000 in 1997 and $285,000 in 1996. Management and servicing fees were a subsidy to ZCSI of $2,000 in 1997 and an expense of $25,000 in 1996. All other expense changes were not significant.
    ZCO is the parent company of the subsidiaries and also engages in limited investing and financing activities. Total revenues of ZCO were $502,000 in 1997 compared to $216,000 in 1996. Revenues consist primarily of interest income. The increase in revenues is primarily related to the investment earnings from the proceeds of the sale of ZLC. Total expenses of ZCO were $270,000 in 1997 compared to $163,000 in 1996. A large component of expenses is interest expense. Interest expense increased $80,000 in 1997 over 1996 as the result of a higher level of commercial paper outstanding. Other expense items did not change significantly. The net income for ZCO was $137,000 in 1997 compared to $33,000 in 1996. Liquidity and Capital Resources
    The Company's primary activities involve investment banking, retail and institutional securities brokerage, other financial services and environmental services. Capital expenditures for assets are relatively insignificant. Land buildings and equipment, net of related depreciation and amortization, was 6% of total Company assets at March 31, 1997.
    The Company has a continuing requirement for cash to finance its activities. A primary source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first three months of 1997, a total of $21,766,000 of notes were issued and $19,773,000 were repaid. In the first three months of 1996, a total of $22,047,000 of notes were issued and $22,986,000 were repaid. The total balance of short-term notes outstanding, without regard to interest discounts was $15,285,000 at March 31, 1997. Short-term notes are an important source of cash for external lending activities.
    ZCSI issues bonds to the public as a source of cash.  No new bonds have been issued in 1997 nor does the Company contemplate issuing bonds from this subsidiary in the future. Total bonds outstanding were $13,424,000 at March 31, 1997. The bonds are due serially from April, 1997 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
    FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. No new bonds were issued in the first three months of 1997. Total bonds outstanding were $10,084,000 at
March 31, 1997.
    WRR has bonds outstanding at a face value of $415,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to financing continuing operations. WRR also has outstanding bank borrowings incurred in a 1995 purchase of assets of a company engaged primarily in the sale, installation and servicing of truck equipment. At March 31, 1997, the bank borrowings total $339,000 and mature serially through October, 2002.
    BCZCO finances most activities from its own resources and also relies upon unsecured and secured credit facilities available through banking relationships and intercompany borrowings, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. BCZCO also has broker loan and other collateralized arrangements available through banking relationships. At March 31, 1997, BCZCO had $21,435,000 outstanding under the banking relationship credit facilities and had intercompany borrowing of $7,385,000. The amounts were borrowed primarily to fund an inventory of variable rate demand notes which were to be remarketed as well as inventory for retail investors.
    The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
    The Company received approximately $17,000,000 as the purchase price in cash at the closing of the sale of Ziegler Leasing Corporation. The proceeds were reduced by the federal tax liability associated with the sale of approximately $5,985,000. The net proceeds of approximately $11,000,000 are anticipated to be reinvested in securities related activities.
    The Company has signed a letter of intent to purchase Glaisner, Shilffarth, Grande & Schnoll, Ltd., a Milwaukee-based financial services holding company, together with its broker-dealer subsidiary, GS2 Securities, Inc. Total consideration, which is subject to negotiation and payable in Company common stock and cash, will be $2,750,000 at closing with future contingent payments of up to $1,000,000 possible based on financial performance after the purchase. The acquisition is subject to the Company's due diligence investigation being satisfactorily completed, the execution of a definitive purchase agreement, and the satisfaction of all conditions to closing. The acquisition will expand the securities-related services of the Company, including among others institutional brokerage, research, investment banking services and investment advisor selection and monitoring for high net worth individuals and institutions.
                            PART II
Item 1.   Legal Proceedings
               On March 21, 1997, B. C. Ziegler and Company, a broker-dealer subsidiary of The Ziegler Companies, Inc., was made party to a lawsuit involving the underwriting of two bond issues. The basis of the lawsuit against B. C.
               Ziegler and Company is allegations that it failed to discover inaccuracies in disclosure documents delivered to potential investors.  A provisional settlement has
               been reached for $1,400,000 with attorneys who expect to represent a class of former bondholders. The settlement is conditioned upon the judicial certification of a class
               of bondholders as plaintiffs, and judicial approval of
               the settlement. The class action was filed in the Racine County Circuit Court in the State of Wisconsin.
Items 2 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    Registrant filed a Current Report on Form 8-K dated January 6, 1997 announcing the disposition of assets of Ziegler Leasing Corporation on December
                    20, 1996. The Form 8-K included proforma financial statement information.
                    Registrant filed a Current Report on Form 8-K dated February 24, 1997 indicating that the Company has signed a nonbinding letter of intent to acquire Milwaukee-based Glaisner, Shilffarth, Grande &
                    Schnoll, Ltd., a financial services holding
                    company, and its broker-dealer and investment
                    advisor subsidiary, GS2 Securities, Inc.  No
                    financial statements were filed as part of the
                    report.
                    Registrant filed a Current Report on Form 8-K dated March 21, 1997 indicating that B. C. Ziegler and Company, a subsidiary of the Registrant, has been made a party to a lawsuit involving the
                    underwriting of two bond issues.  Although
                    admitting no liability with respect to the matters alleged in the lawsuit, the Company has reached a provisional settlement in the amount of $1,400,000.
                    No financial statements were filed as part of the
                    report.
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  May 15, 1997               By   /s/ Peter D. Ziegler
                                        Peter D. Ziegler
                                        President
Dated:  May 15, 1997               By   /s/ Dennis A. Wallestad
                                        Dennis A. Wallestad
                                        Sr. Vice President/
                                        Chief Financial Officer
                         EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule