Form 10-Q
period 1997-06-30
ZIEGLER COMPANIES INC
filed 1997-08-14
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
   [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997
                              OR
   [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
    (Address of principal executive offices)     (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1997 was 2,447,067 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                    For the Three Months Ended
                                       June 30,     June 30,
                                         1997         1996
Revenues:
  Investment banking and
   commission income                $10,574,392   $ 6,816,228
  Investment management fees            791,956       697,785
  Interest and dividends              1,292,738     1,000,703
  Gross profit on chemical products     899,970       911,077
  Insurance agency                      223,688       210,032
  Other                                 809,334       939,906
    Total revenues                   14,592,078    10,575,731
Expenses:
  Employee compensation and
    benefits                          6,861,496     5,466,988
  Commissions and clearing fees         277,093       254,765
  Communications                        659,818       635,024
  Occupancy and equipment             1,244,031     1,113,777
  Promotional                           530,433       546,800
  Professional and regulatory           234,230       129,001
  Interest                              914,725       755,599
  Other operating expenses            1,440,857     1,076,214
    Total expenses                   12,162,683     9,978,168
Income from continuing operations
  before income taxes                 2,429,395       597,563
Provision for income taxes              961,400       196,400
    Net income from continuing
      operations                      1,467,995       401,163
Discontinued operations:
  Loss from operations of dis-
    continued leasing subsidiary
    (net of income tax benefit
     of $9,000)                               -       (66,066)
    Net income                      $ 1,467,995    $  335,097
Net income per share of common
  stock:
    Continuing operations                 $ .61         $ .17
    Discontinued operations                   -          (.03)
                                          $ .61         $ .14
Dividends per share                       $ .13         $ .13
Average number of shares outstanding  2,420,779     2,399,054

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                     For the Six Months Ended
                                       June 30,     June 30,
                                         1997         1996
Revenues:
  Investment banking and commission
   income                           $16,242,097   $13,110,247
  Investment management fees          1,539,349     1,376,477
  Interest and dividends              2,536,889     1,999,868
  Gross profit on chemical products   1,706,129     1,729,812
  Insurance agency                      620,182       514,679
  Other                               1,666,589     1,840,918
    Total revenues                   24,311,235    20,572,001
Expenses:
  Employee compensation and
    benefits                         12,638,079    10,664,246
  Commissions and clearing fees         565,174       461,593
  Communications                      1,337,833     1,283,938
  Occupancy and equipment             2,417,419     2,213,766
  Promotional                         1,061,466       973,904
  Professional and regulatory           539,953       301,131
  Interest                            1,732,064     1,505,300
  Provision for litigation
    settlement                        1,400,000             -
  Other operating expenses            2,879,999     2,563,520
    Total expenses                   24,571,987    19,967,398
Income (loss) from continuing
  operations before income taxes       (260,752)      604,603
Provision for (benefit from)
  income taxes                         (110,600)      154,200
    Net income (loss) from
      continuing operations            (150,152)      450,403
Discontinued operations:
  Income from operations of dis-
    continued leasing subsidiary
    (less applicable income taxes
    of $71,000)                               -        66,656
    Net income (loss)               $  (150,152)  $   517,059
Net income (loss) per share of
  common stock:
    Continuing operations                 $(.06)        $ .19
    Discontinued operations                   -           .03
                                          $(.06)        $ .22
Dividends per share                       $ .26         $ .26
Average number of shares outstanding  2,417,617     2,395,619

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 June 30,    December 31,
                                                   1997          1996
ASSETS
  Cash                                        $  9,386,088  $  6,012,977
  Short-term investments                        22,741,017    26,240,446
  Bonds due and called as of July 1,1997
    and January 1, 1997, respectively            5,360,499    10,843,295
    Total cash and cash equivalents             37,487,604    43,096,718
  Securities inventory                          19,734,464    34,920,458
  Accounts receivable -- securities sales        6,273,248     8,434,547
  Accounts receivable -- other                   5,135,077     4,709,368
  Investment in and receivables from
    affiliates                                   1,697,777     2,775,607
  Investment in leases                           5,995,213     7,507,948
  Notes receivable                              18,705,388    23,204,541
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $15,376,589 and $14,766,286,
    respectively                                 7,677,622     7,165,857
  Deferred income tax benefit                    1,246,197     1,106,198
  Other assets                                   7,575,736     8,235,257
    Total assets                              $111,528,326  $141,156,499
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                    $ 13,170,229  $ 13,245,639
  Payable to customers                          12,127,122     6,478,455
  Payable to broker-dealers                        640,161       370,791
  Accounts payable                                 518,765     2,629,014
  Dividends payable                                322,327     1,049,740
  Accrued income taxes                                   -     6,361,958
  Notes payable to banks                         2,627,332    22,469,310
  Bonds payable                                 21,902,647    25,011,498
  Other liabilities and deferred items           6,618,361     9,320,894
    Total liabilities                           57,926,944    86,937,299
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
    7,500,000 shares, issued 3,544,030           3,544,030     3,544,030
  Additional paid-in capital                     5,956,540     5,962,229
  Retained earnings                             61,515,035    62,305,397
  Treasury stock, at cost, 1,096,963
    and 1,102,773, respectively                (16,962,054)  (17,062,908)
  Unearned compensation                           (452,169)     (529,548)
    Total stockholders' equity                  53,601,382    54,219,200
    Total liabilities and stockholders'
      equity                                  $111,528,326  $141,156,499

   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             For the Six Months Ended
                                              June 30,       June 30,
                                                1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $   (150,152) $    517,059
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization               745,890       753,403
   Provision for losses                         71,500        82,606
   Litigation settlement provision           1,400,000             -
   Gain on sale of equipment                      (928)      (15,161)
   Unrealized loss on securities inventory      44,748       248,467
   Compensation related to restricted
    stock grants                                77,379        86,888
   Deferred income taxes                      (140,000)      (95,000)
   Undistributed (earnings of) net
    dividends received from
    unconsolidated affiliate                   307,465       (12,038)
 Changes in operating assets and
  liabilities:
   Decrease (Increase) in -
    Securities inventory                    15,141,247    11,867,599
    Accounts receivable --
     securities sales                        2,161,299    (3,446,068)
    Accounts receivable -- other              (725,142)      196,657
    Other operating assets                     531,554    (1,905,154)
   Discontinued operations -
    Noncash charges and working capital
    changes                                          -       383,344
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                          5,918,037       855,912
    Accounts payable                        (2,110,249)   (2,375,818)
    Income taxes payable                    (6,074,024)     (643,170)
    Other operating liabilities             (4,199,931)   (3,114,698)
   Net cash provided by operating
    activities                              12,998,693     3,384,828
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Principal payments received under
   leases                                    1,259,309     1,713,093
  Sale of equipment                            217,215       766,835
  Payments received on notes
   receivable                                4,522,991    24,060,327
  Liquidation of unconsolidated affiliate      787,000             -
 Payments for:
  Purchase of assets to be leased                    -    (2,903,265)
  Issuance of notes receivable                       -   (25,674,163)
  Capital expenditures                      (1,131,885)     (660,252)
   Net cash provided by (used in)
    investing activities                     5,654,630    (2,697,425)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes
   payable                                  40,728,000    43,998,000
  Exercise of employee stock options           127,340        58,041
  Issuance of bonds payable                          -     4,875,000
 Payments of:
  Principal on short-term notes
   payable                                 (40,766,000)  (47,133,000)
  Repayment of bonds payable                (3,110,000)   (4,499,000)
  Purchase of treasury stock                   (32,175)            -
  Dividends                                 (1,367,624)   (1,483,338)
 Net repayments under bank credit
  facilities                               (19,841,978)      396,680
   Net cash used in financing
    activities                             (24,262,437)   (3,787,617)
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                 (5,609,114)   (3,100,214)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                         43,096,718    18,028,477
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                             $ 37,487,604  $ 14,928,263
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period          $  1,814,000  $  1,671,000
 Income taxes paid during
  the period                              $  6,105,000  $    556,000

   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         June 30, 1997
Note A -- Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
Note B -- Commitments and Contingent Liabilities
     In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ attempts to presell the issues to customers. BCZ had approximately $6,312,000 in commitments outstanding at June 30, 1997. BCZ also had $845,000 of commitments related to loan participation agreements.
     As of June 30, 1997, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
     WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site in Eau Claire, Wisconsin.
     WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of June 30, 1997, WRR has been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a specific reserve of $128,000 was established based on WRR's review of documents, its knowledge of the site and its experience with the clean-up of similar sites. No engineering studies have yet been done to arrive at a more reliable cost estimate. Payments on the first site are expected to occur over the next five years. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. A specific reserve of $460,000 exists to cover its share of the clean-up costs of this second site. Payments of $42,000 have been made on the second site and are expected to continue over the next five years. WRR was notified by the United States Environmental Protection Agency ("EPA") that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No specific reserve has been established on account of this third site.
     While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $692,000 at June 30, 1997 and covers the costs related to the specific sites identified above and other ongoing environmental matters in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-l"). SOP 96-1 provides authoritative guidance on the accrual of environmental remediation liabilities. It is reasonably possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Stock-Based Compensation Plans
     The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. On April 30, 1997, a total of 76,940 unexercised options expired under the 1989 Plan. On June 1, 1997, the Board of Directors granted additional options to purchase 130,030 shares under the 1989 Plan. As of June 30, 1997, unexercised options for 129,740 shares were outstanding. Only 114,795 additional shares are authorized for issuance under the 1989 Plan. Shares will be issued on a first come, first served basis until all authorized shares are issued. Subject to the above limitation, all outstanding options are currently exercisable through May 31, 1999, at 85% of the market value on the date of exercise. Options for a total of 2,410 shares were exercised in 1997 at a price of $15.94 per share. Under the 1989 Plan, no options are currently available for future granting as a result of the limitation described above. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options subject to the above limitation. Options for a total of 2,700 shares were forfeited during the period.
     The Company established the 1993 Employees' Stock Incentive Plan (the "1993 Plan") for certain officers and key employees. Stock options, stock appreciation rights and restricted stock may be granted under the 1993 Plan. As of June 30, 1997, unexercised options for 38,500 shares were outstanding. The options are exercisable through December 28, 2003 at a price of $16.625 per share. Options for a total of 4,000 shares were exercised during 1997. Options for a total of 6,000 shares were forfeited during the period.
Note D -- Earnings Per Share
     Earnings per share calculations were computed based on the weighted average number of common shares outstanding including restricted common stock using the treasury stock method. The dilutive effect of shares issuable under the various employee stock option plans in the computation of earnings per share under Accounting Principles Board Opinion 15, Earnings per Share, is not significant.In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 128, Earnings per Share, superseding Opinion 15. The Company is required to adopt the new rules for periods ending after December 15, 1997. If adopted for the six month periods ending June 30, 1997 and 1996, the earnings per share as presented in the Consolidated Condensed Income Statements would not change and would be the same for both basic and diluted earnings per share, as defined by the newly issued statement.
Note E -- Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ and Ziegler Thrift Trading, Inc.
(ZTT) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 1997, is as follows:

                                        BCZ            ZTT
        Aggregate indebtedness    $13,515,000     $4,489,000
        Net capital               $13,013,000     $2,105,000
        Ratio of aggregate
         indebtedness to
         net capital                1.04 to 1      2.13 to 1
        Required net capital      $   901,000     $  299,000

     In accordance with Securities and Exchange Commission Rule 15c3-3,
BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of June 30, 1997, there was approximately $6,984,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc.
II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                      For the Three Months Ended
                                        June 30,       June 30,
                                          1997           1996
        Income, primarily interest    $2,227,863    $2,685,709
        Expenses -
          Interest                     2,021,195     2,358,400
          Amortization of bond
           issuance costs                109,394       221,019
          Management fees                 59,177        63,333
          Other                           38,097        42,957
            Total expenses             2,227,863     2,685,709
        Net income                    $        -    $        -

                                       For the Six Months Ended
                                        June 30,       June 30,
                                          1997           1996
        Income, primarily interest    $4,392,098    $5,406,339
        Expenses -
          Interest                     4,034,517     4,764,775
          Amortization of bond
           issuance costs                151,155       429,965
          Management fees                144,083       127,305
          Other                           62,343        84,294
            Total expenses             4,392,098     5,406,339
        Net income                    $        -    $        -

Note G -- Securities Inventory
     Securities inventory consisted of the following:

                                       June 30,    December 31,
                                         1997          1996
     Municipal bond issues           $12,954,653   $18,619,321
     Corporate bond issues               816,284       358,571
     Institutional bond issues         4,571,390    13,357,676
     Preferred stock                     674,436     1,768,185
     Other securities                    717,700       816,705
                                     $19,734,463   $34,920,458

Note H -- Notes Payable to Banks
     The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $1,790,000 in short-term borrowings outstanding at June 30, 1997. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as financing items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
     Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
     Summarized balance sheet information of ZCSI as of June 30, 1997 and December 31, 1996 and income statements for the six month periods ended June 30, 1997 and 1996 are as follows:

                                      Balance Sheets as of:
                                    June 30,    December 31,
                                      1997          1996
     Investment in leases         $ 5,995,212   $ 7,507,948
     Notes receivable               5,810,387     7,046,152
     Other assets                   2,548,700     2,773,088
         Total assets             $14,354,299   $17,327,188
     Bonds payable                $11,525,000   $14,302,000
     Other liabilities              2,819,299     3,015,188
         Total liabilities         14,344,299    17,317,188
     Stockholder's equity              10,000        10,000
         Total liabilities and
          stockholder's equity    $14,354,299   $17,327,188

                                    Income Statements for the
                                        Six Months Ended
                                    June 30,      June 30,
                                      1997          1996
     Lease income                 $   327,054   $   428,100
     Interest income                  325,147       357,276
         Total income                 652,201       785,376
     Interest expense                 528,975       572,742
     Management fee (subsidy)          (6,759)        9,485
     Other expenses                   129,985       203,149
         Total expenses               652,201       785,376
     Net income                   $         -   $         -

     At the end of February 1997, the written agreement with Ziegler Leasing Corporation (ZLC) to provide management and administrative services to ZCSI terminated. In March 1997, a written agreement with ZCO was undertaken to provide management and administrative services to ZCSI. Management fees paid to ZCO/ZLC were limited to the amount which prevented ZCSI from incurring a loss.
     An analysis of each outstanding bond series as of June 30, 1997 and for the six month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                     Collateral   Lease/    Bond      Other   Excess
 Series     Bonds       Value      Note   Interest   Related    of
   No.   Outstanding   at Cost    Income   Expense  Expenses  Income
    2  $  100,000   $  123,314  $  5,437  $  3,500  $ 1,069  $   868
    3      19,000      144,623     5,008     2,781    1,882      345
    4     556,000      959,665    33,410    24,480    5,958    2,972
    5   2,312,000    3,861,267   135,890    93,595   25,552   16,743
    6   4,448,000    5,133,293   230,502   155,090   30,180   45,232
    7   4,090,000    5,868,840   220,323   152,969   38,728   28,626

Note J -- Litigation
     B. C. Ziegler and Company (BCZ), a broker-dealer subsidiary of the Company, has been made a party to a lawsuit involving the underwriting of two bond issues in May of 1989 which totaled $11,680,000 (the "Bonds").
The bonds were issued to construct a retirement facility. In 1992, there was a default on the Bonds, which resulted in a significant loss of principal and interest by the bondholders. Admitting no liability with respect to the matters alleged in the lawsuit, management has reached a provisional settlement as the best means to manage the uncertainty and expense of protracted litigation, and to limit the diversion of management time. The settlement is in the amount of $1,400,000, and is conditioned upon judicial certification of a class of bondholders as plaintiffs, and judicial approval of the settlement. In June the court approved a motion to certify the class and to approve the settlement. BCZ is awaiting the approval of the final form of release, and entry by the court of the appropriate order. The settlement amount was included as an expense in the first quarter results for 1997.
Note K -- Notes Receivable
     Included in Notes Receivable are approximately $2.9 million of loans receivable, a portion of which management believes may not be collectible based on the cash flows and other credit information discovered subsequent to June 30, 1997. Management is in the course of investigating and evaluating these receivables and cannot yet estimate the amount of any loss that can be expected to properly state the receivables at net realizable value.
Note L -- Acquisition of Subsidiary
     On July 2, 1997, the Company acquired Glaisner, Schilffarth, Grande & Schnoll, Ltd., a Milwaukee-based financial services holding company, together with its broker-dealer subsidiary, GS2 Securities, Inc. Total consideration, payable in Company stock, was $1,375,000 at closing. In addition, the selling principals of the merged entity can earn a future contingent payment of 72,368 additional shares of Company common stock.
The purchase agreement also provides for contingent cash payments, based on the financial performance of GS2 Securities, Inc. during the three years following the purchase. The acquisition expands the securities-related services of the Company, including among others institutional brokerage, research, investment banking services and investment advisor selection and monitoring for high net worth individuals and institutions. The acquisition will be accounted for under the purchase method of accounting, and the consolidated financial statements will include the results of operations from the date of acquisition. Following the merger of Glaisner, Schilffarth, Grande & Schnoll, Ltd. into the Company, GS2 Securities, Inc. survives as a new broker/dealer subsidiary of the Company.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
              June 30, 1997 versus June 30, 1996
     The "Company", consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose predominant activity is investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry, nonprofit senior living providers and for churches and private schools. The Company's other financial service activities include full-service and reduced-commission brokerage services, investment management and advisory services, and Federal Housing Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, chemical processing, and the recycling, reclaiming and disposing of chemical wastes. The Company has discontinued its operations in the area of equipment leasing services to the healthcare industry and commercial/industrial customers as the result of the sale of its leasing subsidiary, Ziegler Leasing Corporation, in December 1996.
     Total revenues of the Company were $14,592,000 in 1997 compared to revenues from continuing operations of $10,576,000 in 1996, an increase of $4,016,000 or 40%. Total expenses in 1997 were $12,163,000 compared to expenses of continuing operations of $9,978,000 in 1996, an increase of $2,185,000 or 22%. There was a provision for income taxes of $961,000 in 1997 compared to a provision for income taxes of continuing operations of $196,000 in 1996 using a federal statutory tax rate of 34% in both periods. In 1997 there was net income from continuing operations of $1,468,000 compared to $401,000 in 1996, an increase of $1,067,000. The net loss from discontinued operations, net of applicable income taxes, was $66,000 in 1996. Earnings per share from continuing operations in 1997 were $.61 compared to $.17 from continuing operations and a loss of $.03 from discontinued operations in 1996. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as activities in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. The impact of discontinued operations is limited to 1996 when substantially all of such operations were sold. All references to 1997 and 1996 in this section of the results of operations refer to the three months ended June 30, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
     B. C. Ziegler and Company (BCZCO), the investment banking and full service broker-dealer subsidiary of the Company, had total revenues of $10,393,000 in 1997 compared to $6,460,000 in 1996, an increase of
$3,933,000 or 61%. The increase is primarily due to an increase in underwriting revenues and related fees of $4,100,000. Commissions from nonunderwritten product sales, interest, insurance agency commissions and fee income all increased but were offset by a decline in trading profits. Total BCZCO expenses were $8,961,000 in 1997 compared to $7,241,000 in 1996, an increase of $1,720,000 or 24%. The increase is primarily due to increased employee compensation and benefits of $1,237,000 associated with the higher volume of revenues and the commission and incentive expense associated with those revenues. Interest expense increased $264,000 primarily as the result of increased remarketing inventory levels and the borrowing against credit facilities to finance the inventory. Other expenses also increased modestly in 1997. BCZCO net income for 1997 was $867,000 compared to a loss of $466,000 in 1996.
     Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,539,000 in 1997 compared to $1,545,000 in 1996, a decrease of $6,000 or less than 1%. Commission income was $1,293,000 in 1997 compared to $1,324,000 in 1996, a decrease of $31,000 or 2%. The minor decrease in commissions and total revenues is due to a reduction in trading volume as compared to the prior year primarily associated with market activity. Total expenses of ZTT were $1,150,000 in 1997 compared to $1,097,000 in 1996, an increase of $53,000 or 5%. There were no significant increases in specific expenses in the two periods under comparison. Net income for ZTT was $240,000 in 1997 compared to $278,000 in 1996, a decrease of $38,000 or 14%.
     Ziegler Asset Management, Inc. (ZAMI), the money management services subsidiary of the Company, had total revenues of $882,000 in 1997 compared to $736,000 in 1996, an increase of $146,000 or 20%. The increase in revenues is primarily due to an increase in assets under management. Total expenses of ZAMI were $708,000 in 1997 compared to $595,000 in 1996, an increase of $113,000 or 19%. The increase in expenses is primarily due to an increase in employee compensation and benefits partially offset by a reduction in subadvisory fees. Other changes in expense categories were not significant. Net income for ZAMI was $98,000 in 1997 compared to $79,000 in 1996, an increase of $19,000 or 24%.
Other Services and Activities
     WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services, chemical processing and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary, WRR Northwest Enterprises, Inc. (NWE). Total gross revenues were $3,073,000 in 1997 compared to $3,059,000 in 1996, an increase of $14,000 or less than 1%. A reduction in remediation services volume was offset by an increase in product sales. All other services had comparable revenues. Total gross margin for WRR was $900,000 in 1997 compared to $911,000 in 1996. The gross margin percentage in 1997 was 29% compared to 30% in 1996. Total expenses of WRR were $671,000 in 1997 compared to $632,000 in 1996, an increase of $39,000 or 6%. There were no significant changes in the expenses between periods. Net income for WRR in 1997 was $166,000 compared to $208,000 in 1996, a decrease of $42,000 or 20%.
     Ziegler Financing Corporation (ZFC) is engaged in originating loans for the Federal Housing Administration (FHA), and miscellaneous other lending activities. Total revenues of ZFC were $27,000 in 1997 compared to $59,000 in 1996.
Revenue consists primarily of interest income. A low level of lending activity and no mortgage origination activity in either 1997 or 1996 is the reason for the decrease in revenues. Total expenses of ZFC were $55,000 in 1997 compared to $23,000 in 1996. The addition of employees to ZFC and an outside office and the related expenses are the primary reasons for the increase. ZFC had a net loss of $17,000 in 1997 compared to net income of $22,000 in 1996.
     First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $254,000 in 1997 compared to $269,000 in 1996. FCFC had expenses of $234,000 in 1997 compared to $248,000 in 1996. No new bond series were issued during the year 1996 or the first six months of 1997. The reduction in income, which is primarily interest, is due to the amortization of principal as loan payments are made. The principal payments on the loans are then used to redeem outstanding bonds which reduces interest expense, the primary component of FCFC expenses. Net income was $12,000 in 1997 compared to $13,000 in 1996.
     Ziegler Collateralized Securities, Inc. (ZCSI) facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI formerly purchased the leases and notes from Ziegler Leasing Corporation (ZLC) which also acted as manager and lease servicer since ZCSI has no employees. ZCSI no longer makes such purchases since the sale of ZLC by the Company and is now allowing all leases and notes to run to maturity. The Ziegler Companies, Inc. (ZCO) now acts as manager and lease servicer. ZCSI had revenues of $314,000 in 1997 compared to $401,000 in 1996. ZCSI revenues consist almost entirely of lease income and note interest income. The reduction of the underlying principal upon which the income is received is the reason for the decline in revenues. Expenses equaled revenues since management and servicing fees are limited to an amount that would prevent ZCSI from incurring a loss. Interest expense is the largest component of total expenses and was $249,000 in 1997 compared to $287,000 in 1996. All other expense changes were not significant.
     ZCO is the parent company of the subsidiaries and also engages in limited investing and financing activities. Total revenues of ZCO were $482,000 in 1997 compared to $325,000 in 1996. Revenues consist primarily of interest income. The increase in revenues is primarily related to the investment earnings of the proceeds of the sale of ZLC. Total expenses of ZCO were $305,000 in 1997 compared to an expense offset of $85,000 in 1996. The reversal of a $336,000 loss reserve in 1996 was the primary reason for the difference between years. Other expense items did not change significantly. The net income for ZCO was $104,000 in 1997 compared to $269,000 in 1996.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Results of Operations - Six Months Ended
                    June 30, 1997 and 1996
     Total revenues of the Company were $24,311,000 in 1997 compared to revenues from continuing operations of $20,572,000 in 1996, an increase of $3,739,000 or 18%. Total expenses in 1997 were $24,572,000 compared to expenses of continuing operations of $19,967,000 in 1996, an increase of $4,605,000 or 23%. There was a benefit from income taxes of $111,000 in 1997 compared to a provision for income taxes of continuing operations of $154,000 in 1996 using a federal statutory tax rate of 34% in both periods. In 1997 there was a net loss of $150,000 compared to net income from continuing operations of $450,000 in 1996. The loss per share in 1997 was $.06 compared to earnings per share from continuing operations of $.19 and from discontinued operations of $.03 in 1996. The changes in revenues, operating expenses, and net income or loss from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. The impact of discontinued operations is limited to 1996 when substantially all of such operations were sold. All references to 1997 and 1996 in this section of the Results of Operations refer to the six months ended June 30, unless otherwise noted.
Investment Banking and Broker-Dealer Activities
     BCZCO had total revenues of $15,972,000 in 1997 compared to $12,729,000 in 1996, an increase of $3,243,000 or 25%. The increase is primarily due to an increase in underwriting revenues of $3,512,000. Commissions from nonunderwritten product sales, interest, and insurance agency commissions all increased but were offset by a decline in trading profits. Total BCZCO expenses were $18,068,000 in 1997 compared to $14,279,000 in 1996, an increase of $3,789,000 or 27%. A primary reason for the increase is a litigation settlement of $1,400,000 related to a defaulted bond issue underwritten by BCZCO in 1989. Expenses for employee compensation and benefits increased $1,616,000 due to the higher commission and incentive expense associated with the higher volume of revenues. Interest expense increased $365,000 primarily as the result of increased remarketing inventory levels and the related borrowing against credit facilities to finance the inventory. Other expenses increased modestly in 1997. BCZCO had a net loss for 1997 of $1,258,000 compared to a loss in 1996 of $890,000.
     ZTT had total revenues of $3,092,000 in 1997 compared to $2,963,000 in 1996, an increase of $129,000 or 4%. Commission income was $2,591,000 in 1997 compared to $2,606,000 in 1996, a decrease of $15,000 or 1%. A decrease in ticket volume partially offset by an increase in average commission per trade is the reason for the decreased commissions. The overall increase in revenues is primarily due to a higher volume of stock option financing activity in 1997. Total expenses of ZTT were $2,316,000 in 1997 compared to $2,140,000 in 1996, an increase of $176,000 or 8%.
Increases in brokerage commissions and clearing fees and increases in employee compensation and benefits are the primary reasons for the increase in total expenses. Net income for ZTT was $481,000 in 1997 compared to $510,000 in 1996.
     ZAMI had total revenues of $1,681,000 in 1997 compared to $1,373,000 in 1996, an increase of $308,000 or 22%. The increase in revenues is due to an increase in assets under management which is partially due to the transfer of investment advisory business to ZAMI from BCZ early in 1996. Total expenses of ZAMI were $1,440,000 in 1997 compared to $1,100,000 in 1996, an increase of $340,000 or 31%. The increase in expenses is primarily due to an increase in employee compensation and benefits. Other changes in expense categories were not significant. Net income for ZAMI was $134,000 in 1997 compared to $153,000 in 1996, a decrease of $19,000 or
1%.
Other Services and Activities
     Total gross revenues of WRR were $5,893,000 in 1997 compared to $6,720,000 in 1996, a decrease of $827,000 or 12%. The decrease is primarily due to a reduced level of remediation services in 1997 partially offset by increased product sales. Total gross margin for WRR was $1,706,000 in 1997 compared to $1,730,000 in 1996. The gross margin percentage in 1997 was 29% compared to 26% in 1996. The increase in the gross margin percentage and the small reduction in total gross margin dollars is due to the mix of product sales. An increase in higher margin product sales and a decrease in remediation services, a lower margin activity, is the reason for the gross margin relationships. Total expenses of WRR were $1,344,000 in 1997 compared to $1,271,000 in 1996, an increase of $73,000 or 6%. There were no significant changes in the expenses between periods. Net income for WRR in 1997 was $264,000 compared to $327,000 in 1996, a decrease of $63,000 or 19%.
     Total revenues of ZFC were $70,000 in 1997 compared to $104,000 in 1996. Revenue consists primarily of interest income. A low level of lending activity and no mortgage origination activity in either 1997 or 1996 is the reason for the decrease in revenues. Total expenses of ZFC were $118,000 in 1997 compared to $49,000 in 1996. The addition of employees to ZFC and an outside office and the related expenses are the primary reasons for the increase. ZFC had a net loss of $29,000 in 1997 compared to net income of $33,000 in 1996.
     Total revenues of FCFC were $513,000 in 1997 compared to $588,000 in 1996. FCFC had expenses of $479,000 in 1997 compared to $557,000 in 1996. No new bond series were issued during the year 1996 or the first six months of 1997. The reduction of income, which is primarily interest, is due to the amortization of principal as loan payments are made. The principal payments on the loans are then used to redeem outstanding bonds which reduces interest expense, the primary component of FCFC expenses. Net income was $21,000 in 1997 compared to $19,000 in 1996.
     ZCSI had revenues of $652,000 in 1997 compared to $785,000 in 1996. ZCSI revenues consist almost entirely of lease income and note interest income. The timing of bond issues and the reduction of the underlying principal upon which the income is received is the reason for the decline in revenues. Expenses equaled revenues since management and servicing fees are limited to an amount that would prevent ZCSI from incurring a loss. Interest expense is the largest component of total expenses and was $529,000 in 1997 and $573,000 in 1996. All other expense changes were not significant.
     Total revenues of ZCO were $984,000 in 1997 compared to $541,000 in 1996. Revenues consist primarily of interest income. The increase in revenues is primarily related to the investment earnings of the proceeds of the sale of ZLC. Total expenses of ZCO were $575,000 in 1997 compared to $77,000 in 1996. The low expense level in 1996 is due to the reversal of $336,000 of a previously established loss reserve. Interest expense increased in 1997 due to an increased level of commercial paper outstanding. Other expense items did not change significantly. The net income for ZCO was $241,000 in 1997 compared to $302,000 in 1996.
                Liquidity and Capital Resources
     The Company's primary activities involve investment banking, retail and institutional securities brokerage, other financial services and environmental services. Capital expenditures for assets are relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 7% of total Company assets at June 30, 1997.
     The Company has a continuing requirement for cash to finance its activities. A primary source of cash has been, and continues to be, the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first six months of 1997, a total of $40,728,000 of notes were issued and $40,766,000 were repaid. In the first six months of 1996, a total of $43,998,000 of notes were issued and $47,133,000 were repaid. The total face value of short-term notes outstanding, without regard to interest discounts was $13,254,000 at June 30, 1997.
     ZCSI issued bonds to the public as a source of cash. No new bonds have been issued in 1997 nor does the Company contemplate issuing bonds from this subsidiary in the future. Total bonds outstanding were $11,525,000 at June 30, 1997. The bonds are due serially from July, 1997 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
     FCFC issues bonds to the public as a source of cash. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. No new bonds were issued in the first six months of 1997. Total bonds outstanding were $9,972,000 at June 30, 1997.
     WRR has bonds outstanding at a face value of $415,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to financing continuing operations. WRR also has outstanding bank borrowings incurred in a 1995 purchase of assets of a company engaged primarily in the sale, installation and servicing of truck equipment. At June 30, 1997, the bank borrowings total $337,000 and mature serially through October, 2002.
     BCZCO finances most activities from its own resources and also relies upon unsecured and secured credit facilities available through banking relationships and intercompany borrowings, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. BCZCO also has broker loan and other collateralized arrangements available through banking relationships. At June 30, 1997, BCZCO had no amounts outstanding under the banking relationship credit facilities and had $9,850,000 outstanding under the intercompany loan facilities. The amount was borrowed to finance an inventory of variable rate demand notes to be remarketed and inventory for retail investors.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
     The Company received approximately $17,000,000 as the purchase price in cash at the closing of the sale of Ziegler Leasing Corporation. The proceeds were reduced by the federal tax payment related to the tax liability associated with the sale of approximately $5,985,000. The net proceeds of approximately $11,000,000 are anticipated to be reinvested in securities related activities and are currently segregated from other funds until such time as the funds are used.
     Subsequent to the end of the second quarter, the Company became aware of negative information about the credit status of its portfolio of auto loans and a related working capital loan receivable having an aggregate outstanding balance of approximately $2.9 million as of June 30, 1997. Management for the Company is reviewing the status of these receivables, but is currently unable to estimate the market value of the Company's remaining auto loan portfolio and is unable to determine whether the obligated party's ability to repay its working capital loan has been impaired, and therefore cannot estimate at this time the amount of any loss that can be expected respecting these receivables.
                            PART II
Item 1. Legal Proceedings
        On March 21, 1997, B. C. Ziegler and Company, a broker-dealer subsidiary of The Ziegler Companies, Inc., was made party to a lawsuit involving the underwriting of two bond issues. The basis of the lawsuit against B. C. Ziegler and Company is allegations that it failed to discover inaccuracies in disclosure documents delivered to potential investors. A provisional settlement has been reached for $1,400,000 with attorneys who expect to represent a class of former bondholders. The settlement is conditioned upon the judicial certification of a class of bondholders as plaintiffs, and judicial approval of the settlement. The class action was filed in the Racine County circuit Court in the State of Wisconsin. On June 6, 1997, the court approved a motion to certify the class and to approve the settlement. The Company is awaiting the approval of the final form of release, and entry by the court of the appropriate order.
Items 2 and 3.
           Not applicable
Item 4. Results of Votes of Security Holders
        Registrant held an annual meeting on Monday, April 21, 1997 for which a proxy statement was sent to shareholders of record at the close of business on February 28, 1997. A brief description of the matters voted upon is as follows:
        1. To elect two directors for a term of three years.
        2. To vote on a proposal to ratify the retention of Arthur
           Andersen LLP as auditors for 1996.
        A total of 2,445,257 shares were outstanding and eligible to vote. The following votes were cast and the number of abstentions and broker nonvotes are also listed.
        1. Election of directors: Shareholders voted to grant or withhold authority to a representative of the Registrant to vote for or against the nominees, respectively.

                                      With-                  Broker
                            Granting  holding   Abstaining  Nonvotes
           J. C. Frueh    1,988,943   16,800      6,361      277,367
           J. R. Green    2,004,643    1,100      6,361      277,367

           The following directors continued in office:  P. D. Ziegler,
           F. J. Wenzel, P. R. Kellogg, P. D. J. Kenny, S. A. Roell, and
           B. C. Ziegler III.
        2. Retention of Arthur Andersen LLP as auditors.

                                                                 Broker
                                For      Against   Abstaining   Nonvotes
            Arthur Andersen  1,983,363    20,711     8,030       277,367

Item 5.    Not applicable.
Item 6.    Exhibits and Reports on Form 8-K
           (a)Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
        (b) Reports on Form 8-K:
               None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                            THE ZIEGLER COMPANIES, INC.
Dated:  August 13, 1997     By   /s/ Peter D. Ziegler
                                 Peter D. Ziegler
                                 President
Dated:  August 13, 1997     By   /s/ Dennis A. Wallestad
                                 Dennis A. Wallestad
                                 Senior Vice President/CFO

                         EXHIBIT INDEX

Exhibit
Number                      Description
  27                        Financial Data Schedule