Form 10-Q
period 1997-09-30
ZIEGLER COMPANIES INC
filed 1997-11-14
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997
                              OR
     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1997 was 2,444,773 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                     For the Three Months Ended
                                      September 30,September 30,
                                          1997         1996
 Revenues:
  Investment banking and commission
    income                           $10,331,634  $ 8,121,935
  Investment management and
    advisory fees                      1,870,087      693,095
  Interest and dividends               1,165,748    1,091,211
  Gross profit on chemical products      838,336    1,302,880
  Insurance agency                       258,074      272,369
  Other                                1,044,404      882,025
    Total revenues                    15,508,283   12,363,515
Expenses:
  Employee compensation and benefits   8,696,396    6,135,866
  Commissions and clearing fees          685,810      261,259
  Communications                         732,207      693,996
  Occupancy and equipment              1,261,475    1,155,763
  Promotional                            661,650      593,133
  Professional and regulatory            267,498      159,767
  Interest                               674,472      718,524
  Provision for losses                 2,500,000            -
  Other operating expenses             1,609,842    1,446,777
    Total expenses                    17,089,350   11,165,085
Income (loss) from continuing
  operations before income taxes      (1,581,067)   1,198,430
Provision for (benefit from)
  income taxes                          (641,700)     424,800
    Net income (loss) from
      continuing operations          $  (939,367) $   773,630
Discontinued operations:
  Income from operating of dis-
    continued leasing subsidiary (net
    of income taxes of $202,000)               -      338,897
    Net income (loss)                $  (939,367) $ 1,112,527
Net income (loss) per share of
  common stock:
    Continuing operations                  $(.39)       $ .32
    Discontinued operations                    -          .14
                                           $(.39)       $ .46
Dividends per share                        $ .13        $ .13
Average number of shares outstanding   2,430,935    2,401,080

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED INCOME STATEMENTS
                          (Unaudited)

                                      For the Nine Months Ended
                                      September 30,September 30,
                                          1997         1996
Revenues:
  Investment banking and commission
   income                            $26,573,731  $21,232,183
  Investment management and
    advisory fees                      3,409,436    2,069,572
  Interest and dividends               3,702,637    3,091,079
  Gross profit on chemical products    2,544,465    3,032,692
  Insurance agency                       878,256      787,048
  Other                                2,710,993    2,722,942
    Total revenues                    39,819,518   32,935,516
Expenses:
  Employee compensation and benefits  21,334,475   16,800,112
  Commissions and clearing fees        1,250,984      722,851
  Communications                       2,070,040    1,977,934
  Occupancy and equipment              3,678,894    3,369,529
  Promotional                          1,723,116    1,567,037
  Professional and regulatory            807,451      460,898
  Interest                             2,406,536    2,223,824
  Provision for losses                 3,900,000            -
  Other operating expenses             4,489,842    4,010,298
    Total expenses                    41,661,338   31,132,483
Income (loss) from continuing
  operations before income taxes      (1,841,820)   1,803,033
Provision for (benefit from)
  income taxes                          (752,300)     579,000
    Net income (loss) from
      continuing operations           (1,089,520)   1,224,033
Discontinued operations:
  Income from operations of dis-
    continued leasing subsidiary
    (less applicable income taxes
    of $273,000)                               -      405,553
    Net income (loss)                $(1,089,520) $ 1,629,586
Net income (loss per share of
  common stock:
    Continuing operations                  $(.45)       $ .39
    Discontinued operations                    -          .17
                                           $(.45)       $ .68
Dividends per share                        $ .39        $ .51
Average number of shares outstanding   2,422,056    2,397,439

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                September 30, December 31,
                                                    1997          1996
ASSETS
  Cash                                         $  5,810,678  $  6,012,977
  Short-term investments                         27,814,670    26,240,446
  Bonds due and called as of October 1,
   1997 and January 1, 1997, respectively         2,681,698    10,843,295
      Total cash and cash equivalents            36,307,046    43,096,718
  Securities inventory                           15,648,816    34,920,458
  Accounts receivable -- securities sales         4,741,932     8,434,547
  Accounts receivable -- other                    6,358,803     4,709,368
  Investment in and receivables from
    affiliates                                    1,540,515     2,775,607
  Investment in leases                            5,383,234     7,507,948
  Notes receivable                               14,878,876    23,204,541
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $15,702,180 and $14,973,709, respectively     8,314,434     7,165,857
  Deferred tax benefit                            1,229,997     1,106,198
  Other assets                                    9,612,250     8,235,257
      Total assets                             $104,015,903  $141,156,499
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                     $  9,545,771  $ 13,245,639
  Payable to customers                            7,105,381     6,478,455
  Payable to broker-dealers                         178,116       370,791
  Accounts payable                                3,908,361     2,629,014
  Dividends payable                                 317,821     1,049,740
  Accrued income taxes                                    -     6,361,958
  Notes payable to banks                          1,144,287    22,469,310
  Bonds payable                                  20,901,221    25,011,498
  Other liabilities and deferred items            8,598,622     9,320,894
      Total liabilities                          51,699,580    86,937,299
  Commitments
  Stockholders' equity
   Common stock, $1.00 par,
    authorized 7,500,000 shares,
    issued 3,544,030 shares                       3,544,030     3,544,030
  Additional paid-in capital                      6,071,171     5,962,229
  Retained earnings                              60,257,847    62,305,397
  Treasury stock, at cost, 1,099,257
    and 1,102,773 shares, respectively          (17,142,566)  (17,062,908)
  Unearned compensation                            (414,159)     (529,548)
        Total stockholders' equity               52,316,323    54,219,200
        Total liabilities and
         stockholders' equity                  $104,015,903  $141,156,499

   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the Nine Months Ended
                                                September 30, September 30,
                                                    1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $(1,089,520)  $ 1,629,586
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization              1,114,421     1,139,530
      Provision for losses                       4,005,250       165,356
      Gain on sale of equipment                       (928)      (60,161)
      Unrealized loss (gain) on
       securities inventory                        (53,198)      133,897
      Compensation related to
       restricted stock grants                     115,389       128,974
      Deferred income taxes                        (94,999)      236,000
      Undistributed (earnings of) net dividends
        received from unconsolidated affiliate   1,181,965       (38,899)
  Changes in operating assets and liabilities:
    Decrease/(Increase) in -
      Securities inventory                      19,362,779    12,610,809
      Accounts receivable -- security sales      3,692,615    (1,730,315)
      Accounts receivable -- other                (366,454)      (88,057)
      Other operating assets                       299,365     3,034,062
    Discontinued operations -
      Noncash charges and working capital changes        -       344,446
    Increase/(Decrease) in -
      Payable to customers and broker-dealers      434,251     1,304,148
      Accounts payable                           1,147,755    (2,052,911)
      Income taxes payable                      (7,348,280)   (1,082,012)
      Other operating liabilities               (3,320,283)   (1,518,934)
            Net cash provided by
             operating activities               19,080,128    14,155,519
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                                    -        60,510
    Principal payments received under leases     1,850,432     2,528,603
    Sale of leased equipment                       223,991       751,323
    Payments received on notes receivable        6,123,185    37,384,329
    Cash acquired in purchase of GS2 through issuance
      of treasury stock                            600,196             -
  Payments for:
    Purchase of assets to be leased                      -    (2,887,884)
    Issuance of notes receivable                         -   (39,231,173)
    Capital expenditures                        (1,958,960)   (1,027,180)
            Net cash provided by (used in)
             investing activities                6,838,844    (2,421,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes payable        55,312,000    64,017,000
    Exercise of employee stock options             127,339        68,022
    Issuance of bonds payable                            -     4,875,000
  Payments of:
    Principal on short-term notes payable      (58,998,000)  (67,519,000)
    Repayment of bonds payable                  (4,112,000)   (6,208,000)
    Purchase of treasury stock                  (1,473,010)            -
    Dividends                                   (1,689,950)   (1,799,875)
  Net repayments under bank credit facilities  (21,875,023)   (9,050,085)
            Net cash used in financing
             activities                        (32,708,644)  (15,616,938)
NET DECREASE IN CASH AND CASH EQUIVALENTS       (6,789,672)   (3,882,891)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            43,096,718    18,028,477
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $36,307,046   $14,145,586
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Interest paid during the period           $  2,539,000  $  2,371,000
    Income taxes paid during the period       $  6,721,000  $  1,229,000
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
    Treasury stock issued for
     acquisition of GS2                       $  1,375,000  $          -

   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      September 30, 1997
Note A -- Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
Note B -- Commitments and Contingent Liabilities
     In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. These commitments require BCZ to purchase debt issues at a specified price. To manage the off-balance sheet credit and market risk exposure related to these commitments, BCZ attempts to presell the issues to customers. BCZ had approximately $895,000 in commitments outstanding at September 30, 1997.
     As of September 30, 1997, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
     WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under the federal Research Conservation and Recovery Act ("RCRA"), of contaminants in ground water directly underneath and adjacent to the plant site in Eau Claire, Wisconsin.
     WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of September 30, 1997, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in the third quarter of 1997 as a settlement of WRR's liability on that particular site. WRR believes that the payment is sufficient to cover the current estimated costs to clean up the first site. Release of WRR by the Environmental Protection Agency ("EPA") will occur only after site work is completed and no further costs have been determined. The estimated cost of cleaning up a second site is between $10,000,000 and $30,000,000 based on preliminary estimates from various consulting firms. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs ranging from $500,000 to $1,800,000. Payments of $42,000 have been made on the second site and are expected to continue over the next five years. A specific reserve of $460,000 exists to cover WRR's share of the clean-up costs of this second site. WRR has not received sufficient information to revise the original estimates for cleaning up the second site. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. WRR's review of the remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to any action by EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000. No specific reserve has been established on account of this third site.
     While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $559,000 at September 30, 1997 and covers the costs related to the specific sites identified above and other ongoing environmental matters in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-l"). SOP 96-1 provides authoritative guidance on the accrual of environmental remediation liabilities. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Stock-Based Compensation Plans
     The Ziegler Company, Inc. 1989 Employees' Stock Purchase Plan (the "1989 Plan") was established for substantially all full-time employees. On April 30, 1997, a total of 76,940 unexercised options expired under the 1989 Plan. On June 1, 1997, the Board of Directors granted additional options to purchase 130,030 shares under the 1989 Plan. As of September 30, 1997, unexercised options for 128,290 shares were outstanding. Only 114,795 additional shares are authorized for issuance under the 1989 Plan. Shares will be issued on a first come, first served basis until all authorized shares are issued. Subject to the above limitation, all outstanding options are currently exercisable through May 31, 1999, at 85% of the market value on the date of exercise. Options for a total of 2,410 shares were exercised in 1997 at a price of $15.94 per share. Under the 1989 Plan, no options are currently available for future granting as a result of the limitation described above. Options granted under the 1989 Plan that expire, terminate, or are cancelled are again available for the granting of future options subject to the above limitation. Options for a total of 5,860 shares were forfeited during the period.
     The Company established the 1993 Employees' Stock Incentive Plan (the "1993 Plan") for certain officers and key employees. Stock options, stock appreciation rights and restricted stock may be granted under the 1993 Plan. As of September 30, 1997, unexercised options for 38,500 shares were outstanding under the 1993 Plan. The options are exercisable through December 28, 2003 at a price of $16.625 per share. Options for a total of 4,000 shares were exercised during 1997. Options for a total of 6,000 shares were forfeited during the period.
     The Company established a nonstatutory stock option plan (the "GS2 Plan") for certain officers and other key employees of GS2 Securities, Inc.
(GS2) pursuant to the acquisition of that subsidiary. A total of 10,000 stock options may be granted under the GS2 Plan. As of September 30, 1997, no options have been granted. The exercise of the options is subject to performance requirements, a vesting schedule, and continued employment.
     The Company granted 50,000 nonstatutory stock options to a key employee of GS2 pursuant to the acquisition of that subsidiary. The exercise of the options is subject to performance requirements, a vesting schedule, and continued employment. Options will be granted in accordance with a specified schedule of earnings targets to be achieved by GS2 during the three year period ended June 30, 2000, and will vest over the following two years. Once vested, the stock options are exercisable through June 30, 2007 at a price of $19 per share.
Note D -- Earnings Per Share
     Earnings per share calculations were computed based on the weighted average number of common shares outstanding, including restricted common stock, using the treasury stock method. The dilutive effect of shares issuable under the employee stock option plans in the computation of earnings per share under Accounting Principles Board Opinion 15, Earnings per Share, is not significant. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 128, Earnings per Share, superseding Opinion 15. The Company is required to adopt the new rules for periods ending after December 15, 1997. If adopted for the nine month periods ending September 30, 1997 and 1996, the earnings per share as presented in the Consolidated Condensed Income Statements would not change and would be the same for both basic and diluted earnings per share, as defined by the newly issued statement.
Note E -- Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and GS2 Securities, Inc. (GS2) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of September 30, 1997, is as follows:

                                   BCZ        ZTT        GS2
     Aggregate indebtedness  $ 6,288,000 $2,636,000 $  762,000
     Net capital             $16,384,000 $1,977,000 $1,213,000
     Ratio of aggregate
      indebtedness to
      net capital               .38 to 1  1.33 to 1   .63 to 1
     Required net capital    $   480,000 $  250,000 $  100,000

     In accordance with Securities and Exchange Commission Rule 15c3-3,
BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of September 30, 1997, there was approximately $8,184,000 in the customer reserve accounts.
Note F -- Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc.
II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                     For the Three Months Ended
                                      September 30,September 30,
                                          1997         1996
     Income, primarily interest       $2,266,395   $2,518,449
     Expenses -
       Interest                        1,956,503    2,265,653
       Amortization of bond
        issuance costs                   136,074      128,249
       Management fees                   143,808       66,989
       Other                              30,010       57,558
         Total expenses                2,266,395    2,518,449
     Net income                       $        -   $        -

                                      For the Nine Months Ended
                                      September 30,September 30,
                                          1997         1996
     Income, primarily interest      $ 6,658,493  $ 7,924,788
     Expenses -
       Interest                        5,991,020    7,030,427
       Amortization of bond
        issuance costs                   287,229      558,216
       Management fees                   287,891      194,294
       Other                              92,353      141,851
         Total expenses                6,658,493    7,924,788
     Net income                       $        -   $        -

Note G -- Securities Inventory
     Securities inventory consisted of the following:

                                     September 30, December 31,
                                         1997          1996
     Municipal bond issues           $12,527,451   $18,619,321
     Corporate bond issues                94,723       358,571
     Institutional bond issues           988,372    13,357,676
     Preferred stock                     770,963     1,768,185
     Other securities                  1,267,307       816,705
                                     $15,648,816   $34,920,458

Note H -- Notes Payable to Banks
     The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $809,000 in short-term borrowings outstanding at September 30, 1997. Such short-term borrowings are generally repaid within 30 days. Such amounts are treated as financing items in the Statement of Cash Flows.
Note I -- Ziegler Collateralized Securities, Inc.
     Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
     Summarized balance sheet information of ZCSI as of September 30, 1997 and December 31, 1996 and income statements for the nine month periods ended September 30, 1997 and 1996 are as follows:

                                      Balance Sheets as of:
                                     September 30,December 31,
                                         1997         1996
   Investment in leases             $ 5,383,234  $ 7,507,948
   Notes receivable                   4,802,902    7,046,152
   Other assets                       3,198,158    2,773,088
     Total assets                   $13,384,294  $17,327,188
   Bonds payable                    $10,716,000  $14,302,000
   Other liabilities                  2,658,294    3,015,188
     Total liabilities               13,374,294   17,317,188
   Stockholder's equity                  10,000       10,000
     Total liabilities and
       stockholder's equity         $13,384,294  $17,327,188

                                        Income Statements for the
                                           Nine Months Ended
                                     September 30, September 30,
                                         1997         1996
     Lease income                  $   471,744   $   642,351
     Other, primarily interest
      income                           457,809       561,533
       Total income                    929,553     1,203,884
     Interest expense                  754,219       888,575
     Management fee (subsidy)          (17,049)       15,259
     Other expenses                    192,383       300,050
       Total expenses                  929,553     1,203,884
     Net income                    $         -   $         -

     At the end of February 1997, the written agreement with Ziegler Leasing Corporation (ZLC) to provide management and administrative services to ZCSI terminated. In March 1997, a written agreement with ZCO was undertaken to provide management and administrative services to ZCSI. Management fees paid to ZCO/ZLC were limited to the amount which prevented ZCSI from incurring a loss. Since inception ZCO has guaranteed the payment of principal and interest on bonds issued by ZCSI.
     An analysis of each outstanding bond series as of September 30, 1997 and for the nine month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                  Collateral  Lease/   Bond     Other  Excess
 Series    Bonds     Value     Note  Interest  Related   of
   No.  Outstanding at Cost   Income  Expense Expenses Income
    3     19,000     53,802    6,967    3,101   2,229   1,637
    4    556,000    624,100   42,848   33,345   7,545   1,958
    5  2,312,000  3,053,747  193,235  134,993  35,510  22,732
    6  3,739,000  4,270,084  338,269  225,228  44,164  68,877
    7  4,090,000  4,787,933  315,197  220,353  52,676  42,168

Note J -- Litigation
     B. C. Ziegler and Company (BCZ), a broker-dealer subsidiary of the Company, has been made a party to a class action lawsuit involving the underwriting of two bond issues in May of 1989 which totaled $11,680,000 (the "Bonds"). The bonds were issued to construct a retirement facility. In 1992, there was a default on the Bonds, which resulted in a significant loss of principal and interest by the bondholders. Admitting no liability with respect to the matters alleged in the lawsuit, management reached a settlement with the class of plaintiffs as the best means to manage the uncertainty and expense of protracted litigation, and to limit the diversion of management time. The settlement was in the amount of $1,400,000 and was judicially approved. The settlement amount was included as an expense in the first quarter results for 1997.
Note K -- Notes Receivable
     Included in Notes Receivable are approximately $2.5 million of loans receivable, a portion of which management believes may not be collectible based on information discovered subsequent to June 30, 1997. In recognition of that information, management recognized a $2.25 million charge in the third quarter of 1997 to write down the receivables to estimated net realizable value.
Note L -- Acquisition of Subsidiary
     On July 2, 1997, the Company acquired Glaisner, Schilffarth, Grande & Schnoll, Ltd., a Milwaukee-based financial services holding company, together with its broker-dealer subsidiary, GS2 Securities, Inc. Total consideration, payable in Company stock, was $1,375,000 at closing. In addition, the selling principals of the merged entity can earn a future contingent payment of 72,368 additional shares of Company common stock.
The purchase agreement also provides for contingent cash payments, based on the financial performance of GS2 Securities, Inc. during the three years following the purchase. The acquisition expands the securities-related services of the Company, including among others institutional brokerage, research, investment banking services and investment advisor selection and monitoring for high net worth individuals and institutions. The acquisition will be accounted for under the purchase method of accounting, and the consolidated financial statements will include the results of operations from the date of acquisition. Following the merger of Glaisner, Schilffarth, Grande & Schnoll, Ltd. into the Company, GS2 Securities, Inc. survives as a new broker/dealer subsidiary of the Company.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
         September 30, 1997 versus September 30, 1996
     The "Company", consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose principal activities include investment banking, primarily the underwriting and marketing of debt securities for the healthcare industry, nonprofit senior living providers and for churches and private schools, full-service and reduced-commission brokerage services, investment management and advisory services, financial advisory services, proprietary trading of municipal and government securities, and Federal Housing Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, chemical processing, and the recycling, reclaiming and disposing of chemical wastes. The Company has discontinued its operations in the area of equipment leasing services to the healthcare industry and commercial/industrial customers as the result of the sale of its leasing subsidiary, Ziegler Leasing Corporation, in December 1996.
     All references to 1997 and 1996 in this section of the results of operations refer to the three months ended September 30, unless otherwise noted. Total revenues of the Company were $15,508,000 in 1997 compared to revenues from continuing operations of $12,364,000 in 1996, an increase of $3,145,000 or 25%. Total expenses in 1997 were $17,089,000 compared to expenses of continuing operations of $11,165,000 in 1996, an increase of $5,924,000 or 53%. There was a benefit from income taxes of $642,000 in 1997 compared to a provision for income taxes of continuing operations of $425,000 in 1996 using a federal statutory tax rate of 34% in both periods. In 1997 there was a net loss from continuing operations of $939,000 compared to net income of $774,000 in 1996, a decrease of $1,713,000. Net income from discontinued operations, net of applicable income taxes, was $339,000 in 1996. The loss per share from continuing operations in 1997 was $.39 compared to earnings per share of $.32 from continuing operations and $.14 from discontinued operations in 1996. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking, broker-dealer and parent company activities, as well as activities in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. The impact of discontinued operations is limited to 1996 when substantially all of such operations were sold.
Investment Banking and Broker-Dealer Activities
     B. C. Ziegler and Company (BCZCO), the investment banking and full service broker-dealer subsidiary of the Company, had total revenues of $9,425,000 in 1997 compared to $8,264,000 in 1996, an increase of
$1,161,000 or 14%. The increase was primarily due to increases in broker-dealer commission income of $728,000 and underwriting revenues of $512,000. Total BCZCO expenses were $9,408,000 in 1997 compared to $8,135,000 in 1996, an increase of $1,273,000 or 16%. The increase was primarily due to increased employee compensation and benefits of $1,259,000 associated with both a higher volume of revenues and the timing of expense recognition with respect to compensation accruals. BCZCO net income was $30,000 in 1997 compared to $130,000 in 1996.
     Ziegler Thrift Trading, Inc. (ZTT), the reduced commission brokerage service of the Company, had total revenues of $1,344,000 in 1997 compared to $1,112,000 in 1996, an increase of $232,000 or 21%. Commission income was $1,180,000 in 1997 compared to $1,009,000 in 1996, an increase of $171,000 or 17%. The increase was primarily due to an increase in trading volume of 12% and an increase in the average commission per trade. Total expenses of ZTT were $1,019,000 in 1997 compared to $924,000 in 1996, an increase of $95,000 or 10%. The increase in expenses was spread approximately proportionally over all categories of expense and related to the increase in volume as well as various marketing and customer service activities. Net income for ZTT was $202,000 in 1997 compared to $116,000 in 1996.
     GS2 Securities, Inc. (GS2), an equity investment banking, research and management broker-dealer, had total revenues of $2,075,000 since its purchase by the Company on July 2, 1997. Its primary sources of revenue were investment advisory fees of $1,025,000 and commission income of $635,000. Other sources of revenue include trading, investment banking and fee income. Total expenses of GS2 were $1,952,000. The largest categories of expenses were for employee compensation and benefits of $1,255,000 and brokerage commission and clearing fees of $401,000. Net income for GS2 was $64,000 in 1997.
     Ziegler Asset Management, Inc. (ZAMI), a money management services subsidiary of the Company, had total revenues of $906,000 in 1997 compared to $747,000 in 1996, an increase of $159,000 or 21%. The increase in revenues was primarily due to an increase in assets under management.
Total expenses of ZAMI were $740,000 in 1997 compared to $619,000 in 1996, an increase of $121,000 or 20%. The increase in expenses was primarily due to an increase in employee compensation and benefits. Net income for ZAMI was $92,000 in 1997 compared to $71,000 in 1996.
Other Services and Activities
     WRR Environmental Services Co., Inc. (WRR) is in the business of providing pollution abatement services, chemical processing and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary, WRR Northwest Enterprises, Inc. (NWE). Total gross revenues were $3,072,000 in 1997 compared to $3,897,000 in 1996, a decrease of $825,000 or 21%. Total gross margin for WRR was $838,000 in 1997 compared to $1,303,000 in 1996. The gross margin percentage in 1997 was 27% compared to 33% in 1996. A decrease in remediation, field and emergency response services which are higher margin activities was the primary reason for the decline in revenues and gross margin. Total expenses of WRR were $643,000 in 1997 compared to $684,000 in 1996, a decrease of $41,000 or 6%.
Net income for WRR in 1997 was $141,000 compared to $396,000 in 1996.
     Ziegler Financing Corporation (ZFC) is engaged in originating loans for the Federal Housing Administration (FHA), and miscellaneous other lending activities. Total revenues of ZFC were $25,000 in 1997 compared to $146,000 in 1996. Revenue in 1997 consisted primarily of interest income whereas 1996 revenues included mortgage origination fees of $105,000.
Total expenses of ZFC were $59,000 in 1997 compared to $85,000 in 1996.
The higher expenses in 1996 were related to the initiation of the FHA mortgage origination business activity. ZFC had a net loss of $20,000 in 1997 compared to net income of $38,000 in 1996.
     First Church Financing Corporation (FCFC) is organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. Total revenues of FCFC were $250,000 in 1997 compared to $264,000 in 1996. FCFC had expenses of $233,000 in 1997 compared to $246,000 in 1996. No new bond series were issued during the year 1996 or the first nine months of 1997. The reduction in income, which was primarily interest, was due to the amortization of principal as loan payments are made. The principal payments on the loans are used to redeem outstanding bonds which reduces interest expense, the primary component of FCFC expenses. Net income was $11,000 in 1997 compared to $10,000 in 1996.
     Ziegler Collateralized Securities, Inc. (ZCSI) facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI formerly purchased the leases and notes from Ziegler Leasing Corporation (ZLC) which also acted as manager and lease servicer because ZCSI has no employees. ZCSI no longer makes such purchases since the sale of ZLC by the Company and is now allowing all leases and notes to run to maturity. The Ziegler Companies, Inc. (ZCO) now acts as manager and lease servicer. ZCSI had revenues of $277,000 in 1997 compared to $419,000 in 1996. ZCSI revenues consist almost entirely of lease income and note interest income. The reduction of the underlying principal upon which the income is received is the reason for the decline in revenues. Expenses equaled revenues since management and servicing fees are limited to an amount that would prevent ZCSI from incurring a loss. Interest expense was the largest component of total expenses and was $225,000 in 1997 compared to $316,000 in 1996. All other expense changes were not significant.
     ZCO is the parent company of the subsidiaries and also engages in limited investing and financing activities. Total revenues of ZCO were $509,000 in 1997 compared to $219,000 in 1996. Revenues consist primarily of interest income. The increase in revenues was primarily related to the investment earnings on the proceeds of the sale of ZLC. Total expenses of ZCO were $2,933,000 in 1997 compared to $179,000 in 1996. The net loss for ZCO was $1,457,000 in 1997 compared to net income of $15,000 in 1996. A provision for losses of $2,250,000 related to the collectibility of loans recorded by ZCO was the primary reason for the increased expenses and resulting loss in the current quarter. See the Liquidity and Capital Resources section for additional information. Additional expenses associated with the guarantee of leases for ZCSI and other matters caused the balance of the expenses and loss in 1997.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Results of Operations - Nine Months Ended
                  September 30, 1997 and 1996
     All references to 1997 and 1996 in this section of the Results of Operations refer to the nine months ended September 30, unless otherwise noted. Total revenues of the Company were $39,820,000 in 1997 compared to revenues from continuing operations of $32,936,000 in 1996, an increase of $6,884,000 or 21%. Total expenses in 1997 were $41,661,000 compared to expenses of continuing operations of $31,132,000 in 1996, an increase of $10,529,000 or 34%. There was a benefit from income taxes of $752,000 in 1997 compared to a provision for income taxes of continuing operations of $579,000 in 1996 using a federal statutory tax rate of 34% in both periods. In 1997 there was a net loss of $1,090,000 compared to net income from continuing operations of $1,224,000 in 1996. Net income from discontinued operations, net of applicable income taxes, was $406,000 in 1996. The loss per share in 1997 was $.45 compared to earnings per share from continuing operations of $.51 and from discontinued operations of $.17 in 1996. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking, broker-dealer and parent company activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. The impact of discontinued operations is limited to 1996 when substantially all of such operations were sold.
Investment Banking and Broker-Dealer Activities
     BCZCO had total revenues of $25,398,000 in 1997 compared to $20,993,000 in 1996, an increase of $4,405,000 or 21%. The increase was primarily due to an increase in broker-dealer commission income of $766,000 and underwriting revenues of $4,024,000. Interest income also increased $272,000 primarily as the result of higher levels of inventory. These increases were offset by decreases in trading profits and fee income.
Total BCZCO expenses were $27,476,000 in 1997 compared to $22,415,000 in 1996, an increase of $5,061,000 or 23%. Expenses for employee compensation and benefits increased $2,875,000 due to a higher volume of revenues and the timing of expense recognition with respect to incentive-based accruals. A provision for losses was recorded for a litigation settlement of $1,400,000 related to a defaulted bond issue underwritten by BCZCO in 1989. Interest expense also increased $387,000 primarily due to increased inventory related to variable rate demand note remarketing activity and the related borrowing against credit facilities to finance the inventory. Increases in occupancy and equipment costs and marketing expense associated with an increased level of business activity also contributed to the increased expenses. As a result, BCZ had a net loss of $1,229,000 in 1997 compared to a net loss of $760,000 in 1996.
     ZTT had total revenues of $4,436,000 in 1997 compared to $4,074,000 in 1996, an increase of $362,000 or 9%. Commission income was $3,618,000 in 1997 compared to $3,499,000 in 1996, an increase of $119,000 or 3%. A slight decrease in the number of trades was more than offset by an increase in average commission per trade. An increase in stock option financing activity for customers was the primary reason for the balance of the increase in revenues. Total expenses of ZTT were $3,334,000 in 1997 compared to $3,064,000 in 1996, an increase of $270,000 or 9%. All categories of expenses increased approximately proportionally and related to various marketing and customer service activities. Net income for ZTT was $683,000 in 1997 compared to $626,000 in 1996.
     As described in the discussion of the three months results, GS2 was purchased by the Company on July 2, 1997 and had a net income of $64,000 in 1997.
     ZAMI had total revenues of $2,587,000 in 1997 compared to $2,117,000 in 1996, an increase of $470,000 or 22%. An increase in total assets under management and a transfer of investment advisory business from BCZCO to ZAMI were the primary reasons for the increase. Total expenses of ZAMI were $2,180,000 in 1997 compared to $1,715,000 in 1996, an increase of $465,000 or 27%. The increase in expenses was primarily due to an increase in employee compensation and benefits. Net income for ZAMI was $226,000 in 1997 compared to $224,000 in 1996.
Other Services and Activities
     Total gross revenues of WRR were $8,965,000 in 1997 compared to $10,617,000 in 1996, a decrease of $1,652,000 or 16%. Total gross margin for WRR was $2,544,000 in 1997 compared to $3,033,000 in 1996. The gross margin percentage in 1997 was 28% compared to 29% in 1996. A decrease in remediation, field and emergency response services was the primary reason for the decline in revenues and gross margin. The declines were partially offset by increased product sales, a higher margin activity. Total expenses of WRR were $1,987,000 in 1997 compared to $1,955,000 in 1996, an increase of $32,000 or 2%. Net income for WRR in 1997 was $405,000 compared to $723,000 in 1996.
     Total revenues of ZFC were $96,000 in 1997 compared to $250,000 in 1996. Revenue in 1997 consisted primarily of interest income whereas 1996 revenues included mortgage origination fees of $105,000. A lower level of lending activity also contributed to the decline in 1997 revenues. Total expenses of ZFC were $177,000 in 1997 compared to $134,000 in 1996. The addition of employees to ZFC and an outside office and the related expenses were the primary reasons for the increase. ZFC had a net loss of $49,000 in 1997 compared to net income of $71,000 in 1996.
     Total revenues of FCFC were $763,000 in 1997 compared to $852,000 in 1996. FCFC had expenses of $711,000 in 1997 compared to $804,000 in 1996. No new bond series were issued during the year 1996 or the first nine months of 1997. The reduction of income, which is primarily interest, was due to the amortization of principal as loan payments are made. The principal payments on the loans are used to redeem outstanding bonds which reduces interest expense, the primary component of FCFC expenses. Net income was $31,000 in 1997 compared to $29,000 in 1996.
     ZCSI had revenues of $930,000 in 1997 compared to $1,204,000 in 1996. ZCSI revenues consist almost entirely of lease income and note interest income. The timing of bond issues and the reduction of the underlying principal upon which the income is received was the reason for the decline in revenues. Expenses equaled revenues since management and servicing fees are limited to an amount that would prevent ZCSI from incurring a loss. Interest expense is the largest component of total expenses and was $754,000 in 1997 and $889,000 in 1996. All other expense changes were not significant.
     Total revenues of ZCO were $1,494,000 in 1997 compared to $760,000 in 1996. Revenues consist primarily of interest income. The increase in revenues was primarily related to the investment earnings on the proceeds of the sale of ZLC. Total expenses of ZCO were $3,508,000 in 1997 compared to $257,000 in 1996. The net loss for ZCO was $1,216,000 in 1997 compared to $316,000 in 1996. A provision for losses of $2,250,000 related to the collectibility of loans recorded by ZCO was the primary reason for the increased expense and resulting loss in the current quarter. See the Liquidity and Capital Resources section for additional information. Additional expenses associated with the guarantee of leases for ZCSI and other matters caused the balance of the expenses and loss.
                Liquidity and Capital Resources
     The Company's primary activities involve investment banking, retail and institutional securities brokerage, other financial services and environmental services. Capital expenditures for assets are relatively insignificant. Land, buildings and equipment, net of related depreciation and amortization, was 8% of total Company assets at September 30, 1997.
     The Company has a continuing requirement for cash to finance its activities. A primary source of cash has been, and continues to be, the issuance of short-term notes of the Company. These notes vary in maturity up to 270 days. In the first nine months of 1997, a total of
$55,312,000 of notes were issued and $58,998,000 were repaid. In the first nine months of 1996, a total of $64,017,000 of notes were issued and $67,519,000 were repaid. The total face value of short-term notes outstanding, without regard to interest discounts was $9,606,000 at September 30, 1997.
     ZCSI issued bonds to the public as a source of cash prior to 1997.
No new bonds have been issued in 1997 nor does the Company contemplate issuing bonds from this subsidiary in the future. Total bonds outstanding were $10,716,000 at September 30, 1997. The bonds are due serially from October, 1997 to October, 2001. The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral. The Company is currently in negotiations to sell the ZCSI portfolio of lease obligations and lease financing notes and intends to use the proceeds to refund or advance refund the bonds outstanding.
     FCFC issues bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. No new bonds were issued in the first nine months of 1997. Total bonds outstanding were $9,779,000 at September 30, 1997.
     WRR has bonds outstanding with a face value of $415,000. The bonds mature serially each December through the year 2004. The bonds were issued in 1980 to financing continuing operations. WRR also has outstanding bank borrowings incurred in a 1995 purchase of assets of a company engaged primarily in the sale, installation and servicing of truck equipment. At June 30, 1997, the bank borrowings total $335,000 and mature serially through October, 2002. WRR also has a line of credit with a banking relationship that is secured by accounts receivable and inventory. At September 30, 1997, WRR had $500,000 outstanding under the line of credit.
     BCZCO finances most activities from its own resources and also relies upon unsecured and secured credit facilities available through banking relationships and intercompany borrowings, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. BCZCO also has broker loan and other collateralized arrangements available through banking relationships. At September 30, 1997, BCZCO had no amounts outstanding under the credit facilities or under the intercompany loan facilities.
     ZTT relies on unsecured lines of credit through a banking
relationship and intercompany borrowings to finance stock option financing services provided to customers. Any utilization of those lines of credit is generally repaid in less than seven days. At September 30, 1997 ZTT had $309,000 outstanding under the line of credit. The financing arrangement with the customer is secured by the stock upon which the options are exercised.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
     The Company received approximately $17,000,000 as the purchase price in cash at the closing of the sale of Ziegler Leasing Corporation. The proceeds were reduced by the federal tax payment related to the tax liability associated with the sale of approximately $5,985,000. The net proceeds of approximately $11,000,000 have been invested in short term securities until such time as management determines the final use of these proceeds. If suitable reinvestment opportunities are not identified within a reasonable period of time, a special dividend, distribution or partial buyback of the Company's common stock through open market purchases or a tender offer may be effected.
     During the third quarter the Company became aware of negative information about the credit status of its portfolio of auto loans, and a related working capital loan receivable, having an aggregate outstanding balance of approximately $2.9 million as of June 30, 1997. The auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator or others could securitize the loans, and sell the securitized loan portfolio to investors. The working capital loan represented a line of credit the Company provided the originator to facilitate the sale of several pools of auto loans. The Company has not funded any auto loans or loaned any money under the line of credit since August, 1996, and began reducing its net position in its warehouse of auto loan receivables at approximately that time. As of September 30, 1997, the aggregate balance of the auto loan warehouse and working capital loan receivable was approximately $2.5 million. The decrease in the loan balance since June 30, 1997 is due to cash payments received on performing auto loans and the application of various deposits from the originator against the loans receivable. During the third quarter, the Company recognized a $2.25 million charge to write down the remaining loan receivables to estimated net realizable value. Actions have been taken to repossess the collateral on the delinquent auto loans and pursue other legal remedies. Management does not expect that additional write-offs related to these loan receivables will be incurred.
                            PART II
Item 1.  Legal Proceedings
            On March 21, 1997, B. C. Ziegler and Company, a broker-
            dealer subsidiary of the Company, was made party to a
            lawsuit in the Circuit Court of Racine County, Wisconsin, involving the underwriting of two bond issues. B. C.
            Ziegler and Company settled its liability exposure in the
            class action for $1,400,000 and the settlement has been judicially approved. See Note J on page 12 of the financial statements.
Items 2 through 5.
            Not applicable.
Item 6.Exhibits and Reports on Form 8-K
       (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
        (b) Reports on Form 8-K:
            Registrant filed a Current Report on Form 8-K dated
            September 22, 1997 announcing that it filed a suit against First Fidelity Acceptance Corp. of Plano, Texas, and one of
            its affiliates.  Registrant also announced a write-off
            related to its business dealings with those companies in the amount of $1,350,000 after taxes.
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                            THE ZIEGLER COMPANIES, INC.
Dated:  November 14, 1997   By   /s/ Peter D. Ziegler
                                 Peter D. Ziegler
                                 President
Dated:  November 14, 1997   By   /s/ Dennis A. Wallestad
                                 Dennis A. Wallestad
                                 Senior Vice President/CFO
                         EXHIBIT INDEX
Exhibit
Number                      Description
  27                        Financial Data Schedule