Form 10-K
period 1997-12-31
ZIEGLER COMPANIES INC
filed 1998-03-31
CIK 109312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-K
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                    OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from        to
                       Commission file number 0-6237
                        THE ZIEGLER COMPANIES, INC.
          (Exact name of registrant as specified in its charter)
          Wisconsin                                         39-1148883
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)     (Zip Code)
    Registrant's telephone number, including area code:  (414) 334-5521
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, $1.00 Par Value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  (X)      No  ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      (   )
                AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                   BY NON-AFFILIATES OF THE REGISTRANT:
       $40,059,200 based on the average of the bid and asked prices of such stock ($21.20625 per share) on March 6, 1998
Number of shares outstanding of registrant's classes of common stock, as of March 6, 1998:
                     Class                         Shares Outstanding
                     Common Stock,                      2,425,183
                     $1.00 Par Value
DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II of this Report.
2. Portions of the annual Proxy Statement prepared for the 1998 Annual Meeting of Shareholders are incorporated by reference into Parts I and III.
                                 FORM 10-K
                        THE ZIEGLER COMPANIES, INC.
                                  PART I
Item 1.  Business
   (a) The Ziegler Companies, Inc. (the "Company") is a holding company which owns nine operating subsidiary companies. Eight of the companies are engaged in financially oriented businesses and the other company is engaged in recycling, reclaiming and disposing of industrial chemicals and solvents and providing pollution abatement services. The Company's principal executive offices are at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (414) 334-5521. There was no material change in the nature of the business done by The Ziegler Companies, Inc. and its subsidiaries during 1997.
         The Company's subsidiaries include: (i) B. C. Ziegler and Company, an investment banking and brokerage firm; (ii) Ziegler Asset Management, Inc., an investment adviser; (iii) Ziegler Thrift Trading, Inc., a discount brokerage firm; (iv) GS2 Securities, Inc., an institutional research and brokerage firm, and investment adviser; (v) Ziegler Financing Corporation, a provider of short-term loans, and an originator of Federal Housing Administration insured mortgage loans; (vi) Ziegler Capital Company, LLC a special purpose limited liability company formed for the purpose of financing or investing in senior living facilities, primarily in the form of subordinated participating mortgages;
(vii) First Church Financing Corporation, which securitizes pools of first mortgage loans to churches, (viii) Ziegler Collateralized Securities, Inc., which securitizes pools of equipment leases; and (ix) WRR Environmental Services Co., Inc., which engages in recycling chemicals, blending virgin chemicals for manufacturers, and performing pollution abatement services.
   (b) The Company's operations are conducted through four industry segments, namely, (1) broker-dealer, (2) hazardous waste management, (3) real estate financing and (4) corporate and other. The industry segments are each served by a separate subsidiary or group of subsidiaries; therefore, all expenses and assets can be directly identified with segment revenues. Inter-company revenues consist primarily of interest income earned on loans between subsidiaries, management and other administrative fees charged between subsidiaries, intercompany security execution charges, and dividends received by the Company from subsidiaries. All other significant revenues are derived from transactions with unaffiliated parties in the United States.
         Revenues, net of intercompany transactions, Income Before Taxes, and Assets of each segment are as follows:

                                           1997        1996        1995
                                                  (In Thousands)
REVENUES
(net of intercompany transactions)
  Broker-Dealer                         $ 51,943    $ 41,168    $ 37,680
  Hazardous Waste Management               3,603       4,130       3,846
  Real Estate Financing                      514         199         295
  Corporate and Other                      3,633       3,819       3,121
                                        $ 59,693    $ 49,316    $ 44,942
INCOME BEFORE TAXES
  Broker-Dealer                         $  1,357    $  2,584    $  3,625
  Hazardous Waste Management                 932       1,508       1,417
  Real Estate Financing                      283          21         122
  Corporate and Other                     (2,016)        672         106
                                        $    556    $  4,785    $  5,270
ASSETS
  Broker-Dealer                         $119,771    $ 74,714    $ 54,260
  Hazardous Waste Management               8,213       7,343       6,783
  Real Estate Financing                    2,085       2,367       4,439
  Corporate and Other                     37,408      56,733      60,947
                                        $167,477    $141,157    $126,429

                               BROKER-DEALER
B. C. Ziegler and Company ("BCZCO")
   BCZCO is the largest of the Company's three broker-dealer subsidiaries. BCZCO's principal lines of business includes investment banking, and retail and institutional trading and brokerage.
   In early 1998, the management of most of the operations of BCZCO and of certain other subsidiaries of the Company, was divided into two divisions, Ziegler Securities Division and Ziegler Investment Division. The Ziegler Securities Division ("ZSD") conducts investment banking activities, largely for health care and senior living providers, together with institutional research, sales of complex financial instruments on an agency basis, and institutional primary and secondary trading of municipal and taxable fixed income securities. In addition to underwriting primary issuances of new securities, ZSD's investment banking services include acting as financial advisor for mergers, acquisitions, and other strategic transactions. The Ziegler Securities Division has operated as a separately named division of
B. C. Ziegler and Company since the early 1980s. The Ziegler Investment Division ("ZID") provides retail brokerage services, institutional equity trading and sales, and investment advisory services through Ziegler Asset Management, Inc. and GS2 Securities, Inc.
   Total revenues of BCZCO in 1997 were $38,697,000 as compared with $33,278,000 in 1996. Net loss in 1997 was $491,000, principally as a result of a litigation settlement, as compared with 1996 net income of
$696,000.
   BCZCO began operations as an insurance agency in 1902 and at the present time maintains direct agency contracts with 30 insurance companies offering diversified lines of coverage, including life, property, casualty and fidelity insurance. Insurance sales are subject generally to regulation at the state level.
   During 1997, ZSD managed 11 new issues of tax-exempt and taxable healthcare debt securities totaling $534 million. During 1997, ZSD also managed 42 issues for long-term care and retirement facilities totaling $771 million. For purposes of comparison, during 1996, ZSD managed 12 issues of tax-exempt and taxable healthcare debt securities totaling $419 million. ZSD also managed 46 issues for long-term care and retirement facilities totaling $750 million in 1996. In addition, ZSD provided financial advisory services to eight healthcare organizations.
   BCZCO underwrote and sold 18 bond issues for various churches, private schools and other non-profit institutions, totaling approximately $60,000,000 in 1997 compared to 20 issues totaling approximately $71,871,000 in 1996.
   As of December 31, 1997, BCZCO had 23 U.S. retail brokerage offices which play a vital role in the distribution of the taxable and tax-exempt issues underwritten by BCZCO, as well as provide revenues from the sale of other securities and financial products. These other financial products include mutual funds, common and preferred stocks, unit investment trusts, deferred annuities and insurance products. Securities are sold by BCZCO as a broker-dealer to individuals, financial institutions and other dealers. In addition, BCZCO maintains a limited secondary market for debt securities it has underwritten as an accommodation to its investor clientele.
   BCZCO has contracted with a third party to provide clearing services on a fully disclosed basis, beginning in the second quarter of 1998. It is expected that this clearing arrangement will enhance BCZCO's retail brokerage operations by permitting expanded services, such as customer margin accounts, and a broader securities inventory for customer purchases, as well as state of the art customer communication.
   BCZCO sponsors and acts as the primary distributor for the Principal Preservation Portfolios, Inc. ("PPP") family of mutual funds. This open-end diversified investment company offers seven distinct mutual fund portfolios having total net assets approximating $470 million as of December 31, 1997. Ziegler Asset Management, Inc. serves as investment adviser for all portfolios of PPP.
   ZSD faces continuous competition from other financial service providers in providing investment banking services to long term non-profit care providers. In the past, the number of broker-dealers who underwrote and distributed municipal bonds on behalf of these providers was very limited, in part because nationally recognized bond ratings were not available for municipal securities in this sector. As the long term care market has matured, municipal bonds underwritten in connection with the construction or the refinancing of construction debt in this industry have become more readily accepted in the marketplace. As a result, the number of broker-dealers participating in the distribution of this type of security has increased significantly. The competition from others could affect not only the number of investment banking transactions underwritten by ZSD, but also the amount of compensation earned from engagements. Although ZSD continues to hold a substantial lead in the nonprofit sector of the long term care industry, primarily by reason of its experience and the quality of its investment banking services, the amount of competition is increasing. ZSD is taking measures to expand the area in which it offers services, with a principal focus on the for-profit sector.
   Historically, underwriting municipal and corporate bonds for healthcare clients, primarly hospitals, has been the Company's strongest single line of business. The healthcare delivery system in the United States has undergone profound changes over the last decade, with the result that the identity and financial requirements of service providers served by ZSD is constantly evolving. ZSD's healthcare investment banking group intends to concentrate on the service side of healthcare, and within that sector concentrate on special situations in which ZSD's experience and expertise will produce a higher added value for the client. These special situations include, among others, offerings for emerging health systems, organizations emerging from a regulated to competitive environment, and hospitals with a complex credit profile. ZSD will also focus on providing advisory services to the home health, health information and managed care industries.
   Among the developments which will affect the healthcare service sector in the future are new models of service delivery, which could alter the types of services offered by providers as well as the financial risks undertaken by them. Many of the changes will be prompted by efforts to reduce healthcare costs by group health plans, health maintenance organizations, health insurers and others. In addition, government reimbursement programs such as Medicare and Medicaid are under continuous legislative scrutiny. The effect that ongoing changes in this area of the economy will have on ZSD's investment banking practice are difficult to predict, but may include changes in the fundamental businesses and profitability of ZSD's investment banking clients, the financial requirements of healthcare service providers, and the quantity, structure, and profitability of investment banking transactions.
   BCZCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and with the securities regulatory bodies of 50 states and the District of Columbia. It is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). BCZCO is subject to the rules and regulations established and administered by these various regulatory and self-regulatory agencies, and failure to comply with any of these rules and regulations could result in censure, fines, suspension or expulsion. Suspension could be imposed for varying periods of time and could have a materially adverse effect upon BCZCO. Expulsion would effectively preclude it from engaging in the securities business. The various rules and regulations to which it is subject govern such matters as sales methods, recordkeeping requirements, net capital requirements, relationships between brokers and relationships between broker-dealers and the public.
   Under the Securities Act of 1933 and other applicable Federal and state securities laws and regulations, an underwriter is subject to substantial potential liability for material misstatements or omissions in the prospectus used to describe each issue of securities being underwritten and offered to the public. During 1997, BCZCO reached a settlement of class action litigation related to the underwriting of bonds for the construction of a senior living facility in 1989. See Part I, Item 3, Legal Proceedings in this Form 10-K.
   Underwriting involves substantial economic risk. An underwriter may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate all or part of its commitment at less than the purchase price. ZSD also acts as remarketing agent with respect to variable rate municipal obligations with investor put options. The aggregate principal amount of municipal bonds as to which Ziegler Securities is remarketing agent is approximately $1.6 billion. As a general matter, bonds which are not successfully remarketed by ZSD can be paid on demand at par through a liquidity facility maintained by the borrower. However, remarketing often involves a temporary holding of such bonds by ZSD for its own account, with the resulting market risk. ZSD finances its cash needs for remarketing activity through the Company's capital and bank credit lines.
   In 1997 and early 1998, ZSD significantly increased its staff of institutional traders in the municipal area and formed an institutional trading desk for taxable fixed income securities. The purposes for this expansion were to support ZSD's institutional sales of tax-exempt securities by providing secondary trading capabilities, to introduce taxable fixed income trading as a service that complements ZSD's existing expertise in fixed income markets, and to expand the volume and profitability of ZSD's institutional trading operations.
   ZSD maintains a special products group which assists clients in managing their financial risks through the purchase of complex financial instruments or through other hedging strategies. Historically, these complex instruments have been sold by ZSD only on an agency basis. ZSD sees continued demand for these services.
   BCZCO underwrites and sells taxable "AAA" rated bonds issued by Ziegler Mortgage Securities, Inc. II ("ZMSI-II"). ZMSI-II is in its twelfth year of operation, issued one $3,152,000 series of "AAA" rated bonds during 1997. BCZCO owns a portion of the capital stock of ZMSI-II, and acts as underwriter for the offerings of bonds by it. ZMSI-II bonds are rated "AAA" by Standard & Poor's Corporation and are backed by Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") certificates or by a combination of GNMA and FNMA certificates. The GNMA certificates are fully modified pass-through mortgage certificates backed by a pool of Federal Housing Authority ("FHA") loans or Veterans Administration ("VA") loans, and provide for payment of principal and interest and other proceeds of the mortgage loans to the registered holder of the GNMA certificates. Such payments are guaranteed by GNMA, which guarantee is supported by the full faith and credit of the United States. The FNMA certificates represent interests in pools of loans backed by mortgages on one to four family residences. The mortgage loans may be conventional mortgage loans or mortgage loans insured by the FHA or guaranteed by the VA. Payment of principal and interest and other proceeds from the mortgage loans will be made to the registered holders of the FNMA certificates. FNMA certificates are guaranteed solely by the FNMA and are not backed by the full faith and credit of the United States.
Ziegler Thrift Trading, Inc. ("ZTT")
   ZTT is a discount brokerage firm organized in the State of Minnesota. ZTT executes customer orders for both listed and over-the-counter market securities. Because ZTT has no research department and no traditional retail brokers, ZTT's commission charges are approximately 50% to 70% less than those of regular brokerage firms. The minimum commission charge is $34.50 for over the phone trades and $19.73 for internet trades.
   Investors use ZTT to trade stocks, mutual funds, bonds and options. ZTT provides a wide range of services to its customers, including a dividend reinvestment program, automated bank settlement, free safekeeping, cashless stock option services, and investment consulting.
   ZTT is registered with the SEC and is a member of the NASD and the SIPC. It is licensed as a broker-dealer in 42 states and the District of Columbia. The company is headquartered in downtown Minneapolis and has three branch offices in St. Paul, Minnesota, two branch offices in the suburban Chicago area, and one newly opened branch office in metropolitan Milwaukee.
   In the first quarter of 1997, ZTT instituted electronic "online" trading services by customers. In the second quarter of 1998, ZTT will convert from self-clearing to clearing on a fully disclosed basis through a third party. The conversion is being undertaken to permit ZTT to offer customers the highest level of transaction execution and electronic information services.
   The discount brokerage sector of the securities industry is undergoing rapid change, characterized by dramatic increases in the volume of online trading, shrinking transactional commissions, and the emergence of numerous competitors with national advertising and market presence.
   In 1997, ZTT's gross revenues were $5,823,000 and net income was $856,000 compared to gross revenues of $5,440,000 and net income of $824,000 in 1996.
GS2 Securities, Inc. ("GS2")
   On July 2, 1997, the Company acquired Glaisner, Schilffarth, Grande & Schnoll, Ltd., a Milwaukee-based financial services holding company, together with its broker-dealer subsidiary GS2. The acquisition expands the securities related services offered through subsidiaries of the Company, including among others institutional equity brokerage, equity research, equity investment banking services, and investment advisor selection and monitoring for high net worth individuals and institutions. Following the merger of Glaisner, Schilffarth, Grande & Schnoll, Ltd., into the Company, GS2 became a new broker-dealer subsidiary of the Company.
   GS2 is a registered broker-dealer and investment adviser with the SEC and various state regulatory agencies, and is a member of the NASD and SIPC. It is licensed as a broker-dealer in 50 states and the District of Columbia. GS2 is headquartered in downtown Milwaukee and has ten branch offices.
   From July 2 to December 31, 1997, GS2's gross revenues were $4,277,000 and net income was $171,000.
                        HAZARDOUS WASTE MANAGEMENT
WRR Environmental Services Co., Inc. ("WRR")
   WRR was founded in 1970 and owns and operates a licensed hazardous waste treatment and waste solvent recycling facility located in Eau Claire, Wisconsin. WRR recycles spent industrial solvents for re-use and blends waste solvents for use as alternative energy sources for businesses in EPA permitted liquid injection incinerators and cement kilns. WRR also offers several other services, such as processing virgin nonhazardous chemicals for manufacturing firms, remedying of polluted industrial sites, responding to emergencies involving spills of hazardous materials, and processing of dry cleaner filters.
   WRR obtains raw materials for its recycling operations directly from the primary users of chemicals and solvents. Virgin chemicals are blended for various manufacturers. WRR is not dependent on a single supplier or a few suppliers for its raw materials.
   WRR is regulated by the United States Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). On September 30, 1988 WRR obtained a final hazardous waste operating permit from the EPA making it the first fully licensed treatment, storage and disposal facility in the State of Wisconsin.
   In 1983, WRR's Eau Claire facility was placed on the National Priority List of sites regulated by the Superfund Act ("CERCLA") because shallow well testing of ground water directly underneath the plant site disclosed traces of contaminants. WRR is subject to a DNR consent order for further testing and surface water control related to the contaminants. Although still subject to the consent order and to remedial action under the federal Research, Conservation, and Recovery Act ("RCRA"), WRR was removed from the National Priority List effective February 5, 1993.
   In addition, WRR has disposed of wastes at other sites which have been placed on the National Priority List and at sites which may be added to that list. Under CERCLA any party that disposed of waste at any facility that requires remediation may be held jointly and severally liable for a portion of, or the entire cost of, such remediation. In some cases, EPA will expend funds to remedy a site, and then seek reimbursement from those parties who disposed of wastes at the site. The total reserve of WRR on account of potential liability for remediation of environmentally damaged sites at December 31, 1997 was $564,000. See the section of this filing entitled "Environmental Matters" for additional information.
   WRR's gross margin in 1997 was $3,463,000 as compared to $4,013,000 in 1996. Net income was $591,000 in 1997, compared to $948,000 in 1996.
                           REAL ESTATE FINANCING
Ziegler Financing Corporation ("ZFC")
   ZFC is engaged in the business of conducting Federal Housing Administration ("FHA") loan origination activities for housing developments, and conducting miscellaneous other lending activities. ZFC earned net income in 1997 of $232,000, compared to net income of $12,000 in 1996. Total revenues were $663,000 in 1997 compared to $286,000 in 1996. At the end of 1997, there were no loans, notes or related accrued interest outstanding from unrelated entities.
   The results of future operations of ZFC will depend upon the demand for suitable loans at profitable yields, and the size and volume of FHA loan origination activity.
   ZFC generates revenues from its FHA mortgage loan origination activities by retaining a portion of the fees charged in connection with the origination, placement and funding of loans insured by the FHA. In 1997, ZFC originated seven FHA insured mortgage loans, which loans were funded through the underwriting of tax-exempt bonds by ZSD for the project owner. ZFC intends to depend upon referrals from ZSD for a substantial portion of its FHA mortgage loan origination activity in the future. In 1997, ZFC began providing loan servicing for FHA mortgages previously originated through it.
   The acquisition of FHA and other loans is highly competitive in that commercial banks, savings and loan associations, mortgage bankers, real estate trusts, and other construction lenders are aggressively seeking high quality loans in the multifamily housing market. In addition to competitive conditions, yields depend to a large extent upon the type of property securing the loans, the term of the loan, the credit of borrowers, the reputation of the builder, the condition of the capital markets at the time the loan is acquired, and other factors.
                            CORPORATE AND OTHER
The Ziegler Companies, Inc. ("ZCO")
   From 1994 through the first quarter of 1997, ZCO participated as a one third equity owner of Heartland Capital Company L.L.C. ("HCC"), a Wisconsin limited liability company which was in the business of making loans to finance the construction of affordable housing projects. HCC ceased operations in 1997, and sold its remaining portfolio of construction loans to one of HCC's owners at fair market value. In the course of the dissolution of HCC in 1997, ZCO's entire investment of $825,000 was returned to it, together with a proportionate share of HCC's profits.
   ZCO purchased automobile installment loans from an originating company in 1994, 1995 and 1996, for the purpose of holding such loans until the aggregate amount of the installment loans was sufficient for a third party to purchase the loans in bulk for the purpose of securitizing them. Such a series of transactions is customarily referred to as warehouse financing. The total amount of such loans held by the Company was $1,168,000 at December 31, 1997 and $1,660,000 at December 31, 1996. In addition, ZCO advanced to the company which originated the installment loans a total of $2,126,000 to fund certain liquidity reserves required under various installment loan purchase facilities such as the ZCO facility mentioned above. The balances on the Company's outstanding advances to the originating company were $1,284,000 at December 31, 1997 and $1,579,000 at December 31, 1996.
   During the third quarter of 1997 the Company became aware of negative information about the credit status of its portfolio of auto loans, and the related working capital loan receivable, having an aggregate outstanding balance of approximately $2.9 million as of June 30, 1997. In response to this information, the Company recognized a $2.25 million pretax charge to write down the loan receivables to estimated net realizable value. The Company has not funded any auto loans or loaned any money under the line of credit since August 1996, and began reducing its net position in its warehouse of auto loan receivables at approximately that time. As of December 31, 1997, the aggregate balance of the auto loan warehouse and working capital loan receivable was approximately $2.4 million. The decrease in the auto loan warehouse and the loan balance since June 30, 1997, is due to cash payments received on performing auto loans and the application of various deposits from the originator against the loan receivable. Actions have been taken to pursue legal remedies. Management does not expect that additional write-offs related to these loan receivables or the working capital loan receivable will be incurred. Ziegler Asset Management, Inc. ("ZAMI")
   This subsidiary, organized in June of 1991, provides money management services to individuals, institutional accounts, and PPP, the Company sponsored group of mutual funds. The equity management style uses a quality growth strategy for individuals, foundations, endowments and 401(k) plans. The fixed-income management style focuses on quality short- and intermediate-term portfolios for a broad array of institutional clients.
As of December 31, 1997, ZAMI had approximately $1.085 billion of assets under management, including assets of PPP. ZAMI realized net income of $274,000 in 1997, compared to $202,000 in 1996.
   Extensive competition exists within the investment management field, particularly for retail equity accounts and retirement plans. In addition to mutual fund management, ZAMI has concentrated on fixed income and cash management services, particularly for nonprofit healthcare and senior living providers, smaller endowment funds and foundations, and municipalities. ZAMI also has provided investment advisory and support services for retirement plans.
   ZAMI is a registered investment adviser, and is subject to regulation by the SEC, and to a lesser degree by the states. In addition, ZAMI's activities in advising PPP mutual funds places it under additional federal regulations related to the operation of investment companies.
Ziegler Collateralized Securities, Inc. ("ZCSI")
   This subsidiary was organized in August of 1991 for the purpose of issuing bonds collateralized by pools of leases and other debt instruments packaged and sold to ZCSI by Ziegler Leasing Corporation. The Company has discontinued its operations in the area of equipment leasing as the result of the sale of Ziegler Leasing Corporation on December 20, 1996. No bonds were issued by ZCSI in 1997, and ZCSI does not anticipate the issuance of any further bonds. There are presently $8,829,000 in bonds outstanding, which are scheduled to be paid in full over the next three years. The Company provides management services for ZCSI's collateralized pools of leases and loans.
First Church Financing Corporation ("FCFC")
   This subsidiary was incorporated on May 3, 1990, for the purpose of issuing mortgage-backed bonds collateralized by pools of notes secured by first mortgages on church buildings and properties. The notes and mortgages in the pool typically originate from church financings which are too small in principal amount to support a separate public offering of bonds. There were no new series of bonds issued by FCFC in 1997. The Company does not expect FCFC to originate any loans or to issue mortgage backed bonds in 1998.
Ziegler Capital Company LLC
   In 1997, the Company formed a wholly-owned limited liability company for the purpose of facilitating investment in the for-profit sector of the senior living industry. In furtherance of this purpose, ZCC formed an investment fund, ZCC Mezzanine Fund I LLC, which accepts investments from ZCC and others, and partially finances the development of senior living projects for for-profit developers through participating subordinated mortgage loans. ZCC Mezzanine Fund I LLC entered into eight financing commitments in 1997, most of which will be funded beginning in 1998.
Future success of ZCC will depend upon the strength of the market for senior living facilities, the quality of underwriting, and the extent of future competition. ZCC's subscription for investment in its mezzanine fund was approximately $2.6 million in 1997, and approximately $15 million of subscriptions was obtained from other sources. The subscriptions have been partially funded, and the balance is due to be paid in the future to meet the mezzanine fund's financial requirements.
                 DISPOSITION OF MATERIAL AMOUNT OF ASSETS
   On December 20, 1996, the Company sold its wholly-owned subsidiary, Ziegler Leasing Corporation, to General Electric Capital Corporation. The sale was described in Form 8-K filed by the Company on January 6, 1997.
The Company received $17,070,202 as the purchase price in cash at closing, which is subject to post closing adjustments. Ziegler Leasing Corporation, at and prior to the time of its sale, was engaged in the business of lease financing of equipment. As described in Form 8-K filed on January 6, 1997, Ziegler Leasing Corporation's operations were material to the Company in terms of both the amount of assets and revenues.
   The net amount received by the Company as a result of the sale, after tax, approximated $11,000,000. In the event that the Company is unable to identify suitable reinvestments for these net sales proceeds, a special distribution to shareholders or a partial buyback of the Company's common stock through open market purchases may be effected.
                                  GENERAL
   None of the Company's businesses are subject to governmental renegotiation of profits; none are dependent on a single customer or a few customers nor are any of them dependent on a single supplier of raw
materials or a few suppliers of raw materials.   In no case are patents,
trademarks, licenses or franchises important nor are any of the businesses seasonal. None of the businesses engage in significant operations outside the United States.
                           ENVIRONMENTAL MATTERS
   Compliance with Federal, state and local laws and regulations which have been enacted or adopted relating to the protection of the environment have had no material effect upon the capital expenditures, earnings and competitive position of the registrant and its financial services subsidiaries.
   WRR is strictly regulated by the EPA and the DNR, and holds certain licenses to handle and process hazardous wastes. The revocation of such licenses could have a material adverse effect on WRR's operations. More stringent future regulations enacted by these agencies regarding the control of air and water pollution as well as waste disposal sites could result in increased operating costs and capital expenditures.
   WRR is subject to a consent order of the DNR for further testing and surface water control, and to remedial action under the RCRA, of contaminants in ground water underneath the plant site in Eau Claire, Wisconsin.
   WRR has disposed of wastes in the past at other recycling sites, and some of these sites have or may be subject to environmental remediation under the jurisdiction of state or federal regulators. See Note 16 to the Company's financial statements, and Item 3 of Part I contained in this Form 10-K for a further description of such environmental matters.
                                 EMPLOYEES
   As of March 1, 1998, 540 persons were employed full time and 94 persons were employed part time by the Company and its subsidiaries.
                     EXECUTIVE OFFICERS OF THE COMPANY
   Information regarding the executive officers of the Company, which is not part of the Company's March 25, 1998 Proxy Statement is as follows:
Name                 Age         Office
P. D. Ziegler        48          Chairman, President and Chief Executive
                                 Officer
D. A. Carlson, Jr.   51          President, Chief Executive Officer and
                                 Treasurer of Ziegler Securities, a
                                 division of B. C. Ziegler and Company
G. G. Maclay, Jr.    50          President and Chief Executive Officer of
                                 Ziegler Asset Management, Inc.
S. C. O'Meara        48          Senior Vice President and General Counsel
J. C. Wagner         43          Senior Vice President - Retail Sales
   The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.
   Mr. Peter D. Ziegler was elected President of The Ziegler Company, Inc. and B. C. Ziegler and Company on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990, and Chairman in April 1997. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is a first cousin of Mr. B. C. Ziegler III, a Director of the Company.
   Mr. Donald A. Carlson, Jr. was elected President and Chief Executive Officer of Ziegler Securities, a division of B. C. Ziegler and Company on November 30, 1987. He also serves in the capacity of Senior Vice President of B. C. Ziegler and Company.
   Mr. Geoffrey G. Maclay, Jr. began employment with the Company on January 22, 1996. He currently is President and Chief Executive Officer of Ziegler Asset Management, Inc. Mr. Maclay was previously employed as a specialist in lending, marketing, planning and investments at Firstar Investment Services from 1978 through 1995, and was self-employed in the financial/strategic consulting business from February 1995 to January 1996.
   Mr. S. Charles O'Meara began employment with the Company and B. C. Ziegler and Company as Senior Vice President and General Counsel on January 15, 1993.
   Mr. John C. Wagner was elected Senior Vice President - Retail Sales of
B. C. Ziegler and Company in 1989. He was elected a Director of B. C. Ziegler and Company in May, 1997.
              STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
   Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment banking and brokerage services in the markets served by the Company, pricing of services, environmental matters, successful management of financial and legal risks which necessarily accompany various segments of the Company's business, profitable operations of the recently expanded institutional trading desks, and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate or (iii) the Company's analysis is correct.
Item 2.  Properties
         B. C. Ziegler and Company owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries or divisions, except WRR Environmental Services Co., Inc., Ziegler Thrift Trading, Inc. and the Ziegler Securities Division of B. C. Ziegler and Company. This three-story building has approximately 77,000 square feet of space. B. C. Ziegler and Company also owns two other commercial buildings located in close proximity to its principal office building.
         B. C. Ziegler and Company rents commercial space for its various retail brokerage offices under leases with terms that are typically three years or less.
         Ziegler Securities Division occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 55 Brendon Way, Suite 500, Indianapolis, Indiana 46077; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; 8100 Professional Place, Suite 312, Landover, Maryland 20785.
         GS2 Securities, Inc., Ziegler Asset Management, Inc., and Ziegler Securities Division lease commercial office space at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4209.
         Ziegler Thrift Trading, Inc. occupies leased premises at 733 Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402; 332 Minnesota Street, Suite N-201, St. Paul, Minnesota 55101; Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144 and 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119, 21 West Van Buren, Naperville, Illinois 60540; 10526 West Cermak, Westchester, Illinois 60154; and 17550 West Bluemound Road, Suite 200, Brookfield, Wisconsin 53045.
         All branch offices of B. C. Ziegler and Company, Ziegler Securities and Ziegler Thrift Trading, Inc. are located in leased premises with varying terms from one to ten years.
         Ziegler Collateralized Securities, Inc. had, as of December 31, 1997, investments in leased equipment of $4,476,000.
         WRR Environmental Services Co., Inc. owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional 19 acres of land in the vicinity of its operating plant. In 1995, through its wholly-owned subsidiary, WRR Northwest Enterprises Co., Inc., WRR purchased an approximately six acre site with improvements located at 5100 Highway 93 South, Eau Claire, Wisconsin, for use as a manufacturing, sales and service facility for truck equipment.
         B. C. Ziegler and Company owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.
Item 3.  Legal Proceedings
         In the first quarter of 1997, BCZCO entered into a settlement of then threatened class action litigation against it. The amount of the settlement was $1.4 million on a pretax basis, which the Company charged against its first quarter earnings for 1997. The litigation related to the underwriting by ZSD in 1989 of $11,680,000 of taxable and tax-exempt bonds to finance the construction of a senior living facility. The facility achieved only partial occupancy, and payment on the bonds was defaulted, resulting in a partial loss of principal and interest by the bondholders. A complaint was filed in the action on March 21, 1997, in the Circuit Court of Racine, Wisconsin, Case No. 97-CV-0897.
         Note 16 to the financial statements contained in this Form 10-K refers to environmental matters pending with respect to WRR. The first site referred to in Note 16 is an administrative proceeding pending before the EPA, Region 5, Docket #V-W-96-C-343. The second site referred to is not in litigation, but remediation work is being performed by various waste generators at the site under the supervision of the DNR. The third site referred to is pending in the United States District Court for the Northern District of Indiana, Case No. 2:97 CV 372JM.
         Other than as mentioned above, neither the Company nor any of its subsidiaries are party to material litigation, other than ordinary routine litigation incidental to its business.
Item 4.  Submission of Matters to a Vote of Security Holders
         No matters were submitted during the fourth quarter of the fiscal year 1997 to a vote of security holders.
                                  PART II
Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters
         The Company's common stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's common stock on the American Stock Exchange for each quarter during the Company's 1997 and 1996 fiscal years and information about the cash dividends paid on the Company's common stock for each quarter during 1997 and 1996 may be found on page 33 of the Company's 1997 Annual Report to Shareholders incorporated herein by reference. On March 25, 1998, the closing price of the Company's common stock was $24.00.
   As of December 31, 1997, the Company had 466 record holders of its common stock.
Item 6.  Selected Financial Data
         Page references to the Company's Annual Report in this Part II refer to the hard copy print report, and not to pages on the SEC's electronic file system, EDGAR.
         Information about the Company's operating revenue, net income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1993 through 1997 may be found on page 30 of the Company's 1997 Annual Report to Shareholders incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1997, 1996 and 1995 may be found on pages 24 through 29 of the Company's 1997 Annual Report to Shareholders incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
         The Company's consolidated financial statements containing consolidated balance sheets for the fiscal years 1997 and 1996 may be found on page 8 of the Company's 1997 Annual Report to Shareholders; consolidated statements of income for the fiscal years 1997, 1996 and 1995 and consolidated statements of cash flows for the fiscal years 1997, 1996 and 1995 may be found on pages 9, and 11 through 12 of the Company's 1997 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1997, 1996 and 1995 may be found on page 10 of the Company's 1997 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 13 through 23 of the Company's 1997 Annual Report to Shareholders. Such consolidated financial statements and report of Arthur Andersen LLP are incorporated herein by reference, see Exhibit 13 at page 26.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
         There have been no reportable events during the fiscal years 1997 or 1996.
                                 PART III
Item 10. Directors and Executive Officers of the Registrant
         Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, and 5 of the Company's March 25, 1998 Proxy Statement incorporated herein by reference.
         Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.
Item 11. Executive Compensation
         Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found on pages 6 and 7 of the Company's March 25, 1998 Proxy Statement incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management Information concerning principal securities holders and securities holdings of management may be found on page 3 of the Company's March 25, 1998 Proxy Statement incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions
         There have been no transactions since the beginning of fiscal year 1997, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.
                                  PART IV
Item 14(a).    Exhibits, Financial Statement Schedules, and Reports on Form
               8-K
   1.    Financial Statements
               The following financial statements are incorporated herein by reference in Part II, Page 16 at Item 8 above.
         (i)   Consolidated balance sheets - December 31, 1997 and 1996.
         (ii) Consolidated statements of income - years ended December 31, 1997, 1996 and 1995.
         (iii) Consolidated statements of cash flows - years ended December 31, 1997, 1996 and 1995.
         (iv) Consolidated statements of stockholders' equity - years ended December 31, 1997, 1996 and 1995.
         (v) Consolidated notes to financial statements - December 31, 1997 and 1996.
         (vi)  Report of Independent Public Accountants.
   2.    Supplementary Data and Financial Statement Schedule
               The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:
               Report of Independent Public Accountants on Supplemental
         Schedule.
               SCHEDULE II - Valuation and Qualifying Accounts.
               Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454).
   3.    Exhibits Required by Securities and Exchange Commission Regulation
         S-K:
         (3)   a.    Articles of Incorporation of the Company, previously
                     filed as Exhibit C to the Company's Proxy Statement
                     dated March 8, 1993.
               b.    By-Laws of the Company, previously filed as Exhibit D
                     of the Company's Proxy Statement dated March 8, 1993.
               c.    By-Laws of the Company, as amended on February 18,
                     1997 (changing number of directors from nine to eight;
                     see Article III, Section 3.02 of the By-Laws).
         (4) Instruments Defining the Rights of Security Holders - Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.
         (9) Voting Trust Agreements - Not applicable pursuant to Regulation S-K, Item 601.
         (10)  Material Contracts
               a.    Trust Indenture dated December 1, 1991 between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank incorporated by reference to Exhibit 4.1 to
                     Registration Statement on Form S-3, filed September
                     11, 1991, Commission File No. 33-42723; Third
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank, dated
                     June 1, 1993, incorporated by reference to Exhibit
                     10(d) on the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1995, filed March 22,
                     1996; Fourth Supplemental Indenture between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank dated July 15, 1993 incorporated by reference to
                     Exhibit 4.1A of Amendment No. 3 to Ziegler
                     Collateralized Securities, Inc. Form S-3 Registration
                     Statement, filed July 20, 1993, Commission File No.
                     33-42723; Fifth Supplemental Indenture between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank, dated December 1, 1993, incorporated by
                     reference to Exhibit 10(e) on the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1995, filed March 22, 1996;  Sixth Supplemental
                     Indenture, between Ziegler Collateralized Securities,
                     Inc. and M&I First National Bank, dated October 1,
                     1994, incorporated by reference to Exhibit 10(f) on
                     the Company's Annual Report on Form 10-K for the year
                     ended December 31, 1995, filed March 22, 1996; Seventh
                     Supplemental Indenture between Ziegler Collateralized
                     Securities, Inc. and M&I First National Bank, dated as
                     of July 15, 1993, incorporated by reference to Exhibit
                     4.1A of Amendment No. 4 to Ziegler Collateralized
                     Securities, Inc. Form S-3 Registration Statement,
                     filed August 31, 1995, Commission File No. 33-42723;
                     Eighth Supplemental Indenture between Ziegler
                     Collateralized Securities, Inc. and M&I First National
                     Bank, dated as of September 1, 1995, incorporated by
                     reference to Exhibit 10(d) of Form 10-K for the year
                     ended December 31, 1996; Ninth Supplemental Indenture
                     between Ziegler Collateralized Securities, Inc. and
                     M&I First National Bank, dated as of May 1, 1996,
                     incorporated by reference to Exhibit 10(e) of Form 10-
                     K for the year ended December 31, 1996.
               b.    $70,000,000 Revolving Credit Agreement, dated as of
                     January 16, 1998 among B. C. Ziegler and Company, as
                     Borrower, The First National Bank of Chicago, as
                     Agent, and other lenders named therein as Agents.
               c.    Guaranty Agreement between The Ziegler Company, Inc.
                     and M&I First National Bank dated December 1, 1991
                     incorporated by reference to Exhibit 4.4 to the
                     Registration Statement on Form S-3, Commission File
                     No. 33-42723.
                     Executive Compensation Plan and Arrangements
               d.    1993 Employees' Stock Incentive Plan incorporated by
                     reference from the March 8, 1993 Proxy Statement.
         (11)  Statement Re Computation of Per Share Earnings.
         (12) Statements Re Computation of Ratios - Not applicable pursuant to Regulation S-K, Item 601.
         (13)  1997 Annual Report to Shareholders.
         (18)  Letter Re Change in Accounting Principles - Not applicable.
         (19)  Previously Unfiled Document - Not applicable.
         (22)  Subsidiaries of the Company.
         (23) Published Report Regarding Matters Submitted to Vote of Security Holders - Not applicable.
         (24)  Consent of Independent Certified Public Accountants.
         (25)  Power of Attorney - Not applicable.
         (27)  Financial Data Schedule
         (28)  Additional Exhibits
                     a)    March 25, 1998 Proxy Statement.
         (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.
Item 14(b).    Reports on Form 8-K
               A report on Form 8-K was filed on September 22, 1997 indicating the Company filed suit in federal district court in Milwaukee, Wisconsin against the originator of automobile receivables purchased by the Company. The litigation deals with the receivables and a related working capital loan to the originator. Ziegler announced in the Form 8-K that it expected to take a write-off in the third quarter related to its business dealings with those companies.
                                SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                 THE ZIEGLER COMPANIES, INC.
March 31, 1998                   By: /s/ Janine R. Yovanovich
                                     Janine R. Yovanovich
                                     Corporate Secretary
   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 31, 1998                   /s/ Peter D. Ziegler
                                 Peter D. Ziegler
                                 President and Chief Executive Officer,
                                 Director
March 31, 1998
                                 John C. Frueh, Director
March 31, 1998                   /s/ John R. Green
                                 John R. Green, Director
March 31, 1998                   /s/ Peter R. Kellogg
                                 Peter R. Kellogg, Director
March 31, 1998                   /s/ Patrick D. J. Kenny
                                 Patrick D. J. Kenny, Director
March 31, 1998
                                 Stephen A. Roell, Director
March 31, 1998                   /s/ Frederick J. Wenzel
                                 Frederick J. Wenzel, Director
March 31, 1998                   /s/ Bernard C. Ziegler III
                                 Bernard C. Ziegler III, Director
March 31, 1998                   /s/ Dennis A. Wallestad
                                 Dennis A. Wallestad
                                 Senior Vice President - Chief Financial
                                 Officer
March 31, 1998
                                 Jeffrey C. Vredenbregt
                                 Vice President, Treasurer and Controller
                             INDEX TO EXHIBITS
Exhibit No.:                                                         Page
   3(a).   Articles of Incorporation                                 n/a
   3(b).   By-Laws                                                   n/a
   3(c).   By-Laws, as amended on February 18, 1997                  n/a
   4.      Instruments Defining the Rights of Security Holders       n/a
   9.      Voting Trust Agreements                                   n/a
   10(a).  Ziegler Collateralized Securities, Inc. Trust Indenture   n/a
   10(b).  $70,000,000 Revolving Credit Agreement                     24
   10(c).  Guaranty Agreement                                        n/a
   10(d).  1993 Employees' Stock Incentive Plan                      n/a
   11.     Computation of Net Income per Common Share                 25
   12.     Statements Re Computation of Ratios                       n/a
   13.     1997 Annual Report to Shareholders of the Company          26
   18.     Letter Re Change in Accounting Principles                 n/a
   19.     Previously Unfiled Document                               n/a
   22.     Subsidiaries of the Company                                27
   23.     Published Report Regarding Matters Submitted to Vote of
           Security Holders                                          n/a
   24.     Consent of Arthur Andersen LLP, Independent Public
           Accountants                                                28
   25.     Power of Attorney                                         n/a
   27.     Financial Data Schedule                                    29
   28.     Proxy Statement of the Company, March 25, 1998             30
   29.     Information From Reports Furnished to State Insurance
           Regulatory Authorities                                    n/a
                                                              EXHIBIT 10(b)
                  $70,000,000 REVOLVING CREDIT AGREEMENT
                                                                 EXHIBIT 11

                COMPUTATION OF NET INCOME PER COMMON SHARE
                                            Year Ended December 31
                                        1997          1996         1995
Income From Continuing Operations         353,737   2,974,714    3,327,941
Income from Discontinued Operations            -      669,973      716,380
Net Income                            $  353,737   $3,644,687   $4,044,321
Weighted Average Shares
 Outstanding - Basic                   2,387,713    2,377,138    2,381,600
Effect of Dilutive Securities:
 Stock Options                            40,442       20,341       11,752
 Restricted Stock                         29,589       22,044       10,636
Weighted Average Shares
 Outstanding - Diluted                 2,457,744    2,419,523    2,403,988
Basic Earnings Per Share:
 Continuing Operations                      0.15         1.25         1.40
 Discontinued Operations                       -         0.28         0.30
 Net Income Per Share                       0.15         1.53         1.70
Diluted Earnings Per Share:
 Continuing Operations                      0.14         1.23         1.38
 Discontinued Operations                       -         0.28         0.30
 Net Income Per Share                       0.14         1.51         1.68

(1)   Calculation is based on the treasury stock method using average market price.
                                                                 EXHIBIT 13
             1997 ANNUAL REPORT TO SHAREHOLDERS OF THE COMPANY
              (previously filed via EDGAR on March 25, 1998)
                   (Accession No. 0000109312-98-000002)
                                                                 EXHIBIT 22
                        SUBSIDIARIES OF THE COMPANY
                                                         Percentage of
Subsidiaries of the Registrant          Subsidiary    Voting Stock Owned
The Ziegler Companies, Inc.            Incorporated      by Registrant
B. C. Ziegler and Company                Wisconsin           100%
Ziegler Financing Corporation            Wisconsin           100%
Ziegler Thrift Trading, Inc.             Minnesota           100%
Ziegler Asset Management, Inc.           Wisconsin           100%
Ziegler Collateralized Securities, Inc.  Wisconsin           100%
First Church Financing Corporation       Wisconsin           100%
WRR Environmental Services Co., Inc.     Wisconsin           100%
GS2 Securities, Inc.                     Wisconsin           100%
Ziegler Capital Company LLC*             Delaware            100%
* Limited liability company, rather than corporation.
The Registrant and all of the above subsidiaries are included in the
accompanying consolidated financial statements.   WRR Environmental
Services Co., Inc. owns all of the common stock of WRR Northwest Enterprises Co., Inc., whose operations are described above in this Form 10-K under the heading "Hazardous Waste Management" in Part I, Item 1.
                                                                 EXHIBIT 24
                      CONSENT OF ARTHUR ANDERSEN LLP
                      INDEPENDENT PUBLIC ACCOUNTANTS
   As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of The Ziegler Companies, Inc. of our report dated February 6, 1998, included in the 1997 Annual Report to Shareholders of The Ziegler Companies, Inc.
   We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39543) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc.'s 1989 Employees' Stock Purchase Plan and in the Registration Statement (Form S-8 No. 33-74636) of The Ziegler Companies, Inc. and related Prospectus pertaining to The Ziegler Company, Inc. 1993 Employees' Stock Incentive Plan, of our report dated February 6, 1998, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1997.
   We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-42723) of Ziegler Collateralized Securities, Inc. and related Prospectus of our report dated February 6, 1998, with respect to the financial statements of The Ziegler Companies, Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1997.
                                 /s/ Arthur Andersen LLP
                                 ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 27, 1998.
                                                                 EXHIBIT 27
                          FINANCIAL DATA SCHEDULE
                                                                 EXHIBIT 28
                              PROXY STATEMENT
                              March 25, 1998
              (previously filed via EDGAR on March 25, 1998)
                   (Accession No. 0000109312-98-000003)
                        THE ZIEGLER COMPANIES, INC.
                         SUPPLEMENTAL SCHEDULE TO
                         THE FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1997, 1996 AND 1995
Report of independent public accountants on supplemental schedule
SCHEDULE II          Valuation and Qualifying Accounts
Report of independent public accountants and financial statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-28290, 33-21324, 33-10076, 33-1726 on Form 10-K [33-28290]).
All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements as incorporated by reference or notes thereto.
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON SUPPLEMENTAL SCHEDULE
To the Board of Directors of
   The Ziegler Companies, Inc.:
We have audited in accordance with generally accepted auditing standards, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 33 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                 /s/ Arthur Andersen LLP
                                 ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 6, 1998.

                                                                               SCHEDULE II
                                       THE ZIEGLER COMPANIES, INC.
                                    VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                          Additions
                                                         Charged to
                     Balance at        Additions            Other                           Balance at
                    December 31,      Charged to          Accounts         Deductions      December 31,
Description             1996            Expense           (Note 3)          (Note 1)           1997
Reserve for loan
 losses (Note 2)      $  406,852      $2,715,762         $(199,942)        $   (23,327)      $2,899,345

                                                          Additions
                                                         Charged to
                     Balance at        Additions            Other                           Balance at
                    December 31,      Charged to          Accounts         Deductions      December 31,
Description             1995            Expense           (Note 3)          (Note 1)           1996
Reserve for loan
 losses (Note 2)      $1,508,967        $415,369          $110,290         $(1,627,774)      $  406,852

                                                          Additions
                                                         Charged to
                     Balance at        Additions            Other                           Balance at
                    December 31,      Charged to          Accounts         Deductions      December 31,
Description             1994            Expense           (Note 3)          (Note 1)           1995
Reserve for loan
 losses (Note 2)      $1,051,619        $219,405          $624,964         $  (387,021)      $1,508,967

NOTES:
(1)These deductions represent charge-offs for the purpose for which the reserve was established.
(2)The reserve is offset against the corresponding assets in the balance sheet.
(3)The additions represent adjustments to prior charge-offs.
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors of
  Ziegler Mortgage Securities, Inc. II:
      We have audited the accompanying balance sheets of ZIEGLER MORTGAGE SECURITIES, INC. II (a Wisconsin corporation) as of December 31, 1997 and
1996, and the related statements of operations, changes in stockholders'
equity and cash flows for each of the three years in the period ended
December 31, 1997.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziegler
Mortgage Securities, Inc. II as of December 31, 1997 and 1996, and the
results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 6, 1998.

                   ZIEGLER MORTGAGE SECURITIES, INC. II
                              BALANCE SHEETS
                     AS OF DECEMBER 31, 1997 AND 1996
                                                                  1997          1996
ASSETS
Cash                                                           $    63,542  $     74,291
Money market investments, at cost,
 which approximates market                                         564,243       456,228
   Total cash and cash equivalents                                 627,785       530,519
Cash and investments held by trustee, at cost,
 which approximates market                                       6,928,519     3,347,344
Accrued interest receivable                                        636,857       707,253
Mortgage Certificates, held by trustee (net of
 purchase discount of $2,450,788 and $2,795,809,
 respectively)                                                  88,675,684    98,182,510
Deferred issuance costs                                          2,421,060     2,758,864
   Total assets                                                $99,289,905  $105,526,490
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest payable                                       $ 2,791,882  $  2,948,545
Mortgage Certificate-Backed Bonds payable                       94,940,000   101,047,000
Payable to B. C. Ziegler and Company                                20,023        10,945
Other liabilities                                                   18,000             -
   Total liabilities                                            97,769,905   104,006,490
Stockholders' Equity:
 Preferred Stock, $.10 par value, non-voting,
  $9.00 non-cumulative dividend,
  $100 redemption price;
  200,000 shares authorized, 15,000 shares issued
  and outstanding                                                1,500,000     1,500,000
 Common stock, $1 par value,
  56,000 shares authorized,
  20,000 shares issued and outstanding                              20,000        20,000
 Retained earnings                                                       -             -
   Total stockholders' equity                                    1,520,000     1,520,000
   Total liabilities and stockholders' equity                  $99,289,905  $105,526,490

The accompanying notes to financial statements are an integral part of these balance sheets.

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997          1996          1995
Revenues:
 Interest income                                  $8,342,979  $  9,635,812  $ 10,395,747
 Gain on sale of mortgage certificates               428,023       747,579       228,031
  Total revenues                                   8,771,002    10,383,391    10,623,778
Expenses:
 Interest expense                                  7,875,114     9,158,478     9,764,637
 Amortization of deferred issuance costs             432,363       805,971       359,513
 Management fee                                      335,985       216,365       349,925
 General and administrative                          127,540       202,577       149,703
  Total expenses                                   8,771,002    10,383,391    10,623,778
Income before income taxes                                 -             -             -
Provision for income taxes                                 -             -             -
  Net income                                     $         -  $          -  $          -

The accompanying notes to financial statements are an integral part of these statements.

                                          ZIEGLER MORTGAGE SECURITIES, INC. II
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 Common Stock                 Preferred Stock                             Total
                              Number                       Number                                         Stock-
                                of                           of                         Retained         holders'
                              Shares      Amount           Shares       Amount          Earnings          Equity
Balance at
 December 31, 1994             20,000     $20,000          15,000     $1,500,000        $      -        $1,520,000
  Net income                        -           -               -              -               -                 -
Balance at
 December 31, 1995             20,000      20,000          15,000      1,500,000               -         1,520,000
  Net income                        -           -               -              -               -                 -
Balance at
 December 31, 1996             20,000      20,000          15,000      1,500,000               -         1,520,000
  Net income                        -           -               -              -               -                 -
Balance at
 December 31, 1997             20,000     $20,000          15,000     $1,500,000        $      -        $1,520,000

The accompanying notes to financial statements are an integral part of these statements.

                           ZIEGLER MORTGAGE SECURITIES, INC. II
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $         -   $         -   $         -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on sale of Mortgage Certificates            (428,023)     (747,579)     (228,031)
   Discount accretion on
    Mortgage Certificates                            (99,035)     (113,051)     (123,337)
   Amortization of deferred issuance costs           432,363       805,971       359,513
   Change in assets and liabilities:
     Decrease (Increase) in -
      Funds held by trustee                       (3,581,175)      859,834       (64,595)
      Accrued interest receivable                     70,396       148,530       (11,708)
     Increase (Decrease) in -
      Payable to B. C. Ziegler and Company             9,078       (56,340)     (172,912)
      Accrued interest payable                      (156,663)     (768,413)      103,030
 Net cash provided by (used in)
  operating activities                            (3,753,059)      128,952      (138,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale and redemption of
  Mortgage Certificates                           13,091,443    25,062,114     8,011,228
 Purchase of Mortgage Certificates                (3,057,558)   (6,038,041)  (10,604,175)
 Net cash provided by (used in)
  investing activities                            10,033,885    19,024,073    (2,592,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Mortgage
  Certificate-Backed Bonds                       $ 3,057,440   $ 6,037,280   $10,597,250
 Principal payments on
  Mortgage Certificate-Backed Bonds               (9,241,000)  (25,085,000)   (8,035,000)
  Net cash provided by (used in)
   financing activities                           (6,183,560)  (19,047,720)    2,562,250
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      97,266       105,305      (168,737)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                    530,519       425,214       593,951
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                      $   627,785   $   530,519   $   425,214
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the year                   $ 8,031,776   $ 9,926,891   $ 9,661,607
 Income taxes paid during the year               $         -   $         -   $         -

The accompanying notes to financial statements are an integral part of these statements.
                   ZIEGLER MORTGAGE SECURITIES, INC. II
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 AND 1996
(1)   Organization -
      Ziegler Mortgage Securities, Inc. II (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans. The common stock of the Company is owned equally by The Ziegler Companies, Inc. and James G. Pouros.
(2)   Summary of Significant Accounting Policies -
      Mortgage Certificates are carried at par value less unamortized purchase discount. The purchase discount on the Mortgage
      Certificates is amortized over the life of the related outstanding Mortgage Certificate-Backed Bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. The market values of the Mortgage Certificates at December 31, 1997 and 1996 were approximately $94,162,566 and $103,022,000, respectively.
      Deferred bond issuance costs consist of underwriting discounts and other expenses of issuance and distribution. Such costs are amortized over the life of the outstanding Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)   Mortgage Certificates -
      The Mortgage Certificates consist of GNMA Certificates (comprising
      98% of the portfolio as of December 31, 1997) guaranteed by the Government National Mortgage Association ("GNMA") and/or Guaranteed Mortgage Pass-Through Certificates (comprising 2% of the portfolio) issued by the Federal National Mortgage Association ("FNMA") (collectively the "Mortgage Certificates"). The full and timely payment of the principal and interest on the GNMA Certificates is guaranteed by GNMA. The GNMA guaranty is backed by the full faith and credit of the United States government. FNMA guarantees the payment of principal and interest on the FNMA Certificates but the FNMA guaranty is not backed by the full faith and credit of the United States government.
      Principal and interest payments received from the Mortgage Certificates are controlled by the trustee. These funds are utilized to meet the semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds and to pay certain operating expenses of the Company.
(4)   Mortgage Certificate-Backed Bonds Payable -
      Bonds outstanding at December 31, 1997, consist of the following:

                                                                Outstanding
                                                                 Principal
                                                   Original       Amounts
                           Date of    Stated       Principal        at
     Series      Rate       Bonds    Maturity       Amounts      12/31/97
       10        8.90%    10/1/86     10/1/21   $  8,200,000  $  2,242,000
       16        9.00%     5/1/87      1/1/22      4,500,000     2,236,000
       19        9.15%     6/1/87      5/1/22      5,750,000     3,734,000
       20        9.00%     7/1/87      6/1/22      5,418,000     3,428,000
       21        9.00%     7/1/87      6/1/22      5,266,000     4,791,000
       24        9.20%    10/1/87      2/1/22      5,237,000     1,875,000
       34        9.35%     6/1/88     5/15/23      4,163,000     3,274,000
       39        9.40%     8/1/88     8/15/23      5,780,000     3,739,000
       40        9.50%     9/1/88     9/15/23      6,800,000     1,593,000
       41        9.30%    10/1/88    10/15/23      4,655,000     3,999,000
       42        9.20%    10/1/88    10/15/23      4,000,000     3,444,000
       47        9.75%     5/1/89     2/15/24      3,744,000     1,683,000
       49        8.45%     7/1/89     7/15/22      2,740,000     2,557,000
       52        9.35%     5/1/90     5/15/20      3,000,000       180,000
       55        9.00%     9/1/90    10/01/20      3,244,000       499,000
       61        8.00%     9/1/91    11/15/19      3,390,000     1,089,000
       62        7.25%     2/1/92     4/15/22      2,925,000     1,181,000
       63        7.60%     5/1/92     5/15/22      3,400,000     1,060,000
       64        7.40%     6/1/92     6/15/22      3,300,000     1,151,000
       65        7.00%     1/1/93     1/15/28      3,029,000     2,926,000
       66        7.00%     1/1/93     1/15/28      3,000,000     2,899,000
       68        6.25%     4/1/93     5/01/23      3,000,000     2,182,000
       69        6.00%     5/1/93     5/01/23      3,022,000     1,960,000
       70        6.00%     3/1/94    11/15/28      3,390,000     3,289,000
       71        7.00%     4/1/94     9/20/23      3,015,000     2,199,000
       72        7.00%     4/1/94    10/15/23      2,897,000     2,800,000
       73        7.00%     4/1/94     4/15/24      3,130,000     2,926,000
       74        7.10%     5/1/94     2/15/24      3,145,000     3,034,000
       75        7.10%     6/1/94     2/15/24      3,290,000     3,167,000
       76        7.35%     9/1/94     9/15/29      2,535,000     2,484,000
       77        8.00%     2/1/95    10/15/29      3,066,000     3,010,000
       78        7.50%     4/1/95     9/15/29      2,597,000     2,558,000
       79        6.75%     6/1/95     6/15/22      2,622,000     2,545,000
       80        7.00%     9/1/95     7/15/23      2,640,000     2,573,000
       81        7.00%     4/1/96     5/15/28      3,237,000     3,199,000
       82        7.25%     6/1/96     9/15/30      2,987,000     2,966,000
       83        7.00%     4/1/97     2/15/27      3,152,000     3,121,000
                                                 139,266,000    93,593,000

American Mortgage Securities, Inc.
Mortgage Certificate-Backed Bonds
        5        7.35%     3/1/92     3/01/22      3,000,000     1,347,000
                                                $142,266,000  $ 94,940,000

      The stated maturities are the dates on which Bonds will be fully paid assuming no prepayments are received on the Mortgage Certificates which serve as collateral for the Bonds and no Bonds are called. The stated maturities of the Bonds will be shortened by prepayments on the Mortgage Certificates and by any Bond calls.
      The Bonds can be redeemed each month without premium under the following circumstances:
            The Company must call the Bonds, to the extent funds are available, commencing in the twelfth month following the original issuance of each series or commencing at such time as the aggregate balance in the redemption fund, as defined in the prospectus, for each series that reaches $100,000; whichever occurs first.
            The Bonds of any series may be redeemed in whole by the Company after the third anniversary of the original issuance and, commencing with Series 16 bonds, at any time as the outstanding principal amount of such series is less than 10% of the aggregate principal amount of such series originally issued. Bondholders can present their Bonds for redemption each month commencing with the second calendar month following the month in which each series is originally issued. The Company will redeem such Bonds to the extent funds are available.
      The market values in the secondary bond market of the Bonds outstanding as of December 31, 1997 and 1996, approximated $95,328,000 and $101,173,000, respectively.
(5)   Related Parties -
      B. C. Ziegler and Company, a wholly-owned subsidiary of The Ziegler Companies, Inc. which owns 50% of the Company's outstanding stock, is the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to a percent of the Bonds offered by the Company.
      B. C. Ziegler and Company provided management and administrative services to the Company for which, pursuant to a management agreement with the Company, they were entitled to receive a management fee not to exceed .375% of the aggregate outstanding principal amount of bonds issued by the Company at the last day of the month preceding each semiannual payment date. Any calculated management fee is retroactively reduced to such amount (not less than zero) as will prevent the Company from suffering a loss for each fiscal year.
      As of December 31, 1997 and 1996, the Company owed B. C. Ziegler and Company $20,023 and $10,945, respectively, for accrued management fees.
(6)   Merger -
      Effective December 30, 1994, the Company merged with American Mortgage Securities, Inc. ("AMSI"), another limited purpose finance company organized to facilitate the financing of mortgage loans. Prior to the merger, AMSI was owned 50% by The Ziegler Companies, Inc. and 50% by Mr. James G. Pouros. The Company was the surviving corporation and assumed all the assets and liabilities of AMSI at year end 1994.