Form 10-Q
period 1998-03-31
ZIEGLER COMPANIES INC
filed 1998-05-15
CIK 109312

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998
                              OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 1-10854
                  THE ZIEGLER COMPANIES, INC.
    (Exact name of registrant as specified in its charter)
           Wisconsin                             39-1148883
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
 (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1998 was 2,435,800 shares.
                            PART I
         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED INCOME STATEMENTS
                          (Unaudited)

                                     For the Three Months Ended
                                       March 31,      March 31,
                                        1998            1997
Revenues:
  Investment banking and commission
    income                          $ 8,992,220   $ 5,667,706
  Investment management fees          2,252,676       762,020
  Interest and dividends              1,903,835     1,244,152
  Gross profit on chemical products     753,789       806,158
  Insurance agency                      441,155       396,493
  Other                                 850,423       842,628
    Total revenues                   15,194,098     9,719,157
Expenses:
  Employee compensation and benefits  9,109,475     5,776,584
  Commissions and clearing fees       1,065,517       288,081
  Communications                      1,018,806       678,014
  Occupancy and equipment             1,444,210     1,173,388
  Promotional                           848,901       531,032
  Professional and regulatory           395,345       305,724
  Interest                            1,492,515       817,339
  Provision for losses                        -     1,400,000
  Other operating expenses            1,615,376     1,439,142
    Total expenses                   16,990,145    12,409,304
Loss before income taxes             (1,796,047)   (2,690,147)
Benefit from income taxes              (646,800)   (1,072,000)
     Net loss                       $(1,149,247)  $(1,618,147)
Net loss per share of common stock:
  Basic and Diluted earnings
    per share                             $(.49)        $(.68)
Dividends per share                       $ .13         $ .13
Average number of shares outstanding:
  Basic                               2,371,350     2,388,378
  Diluted                             2,434,144     2,438,845

  The accompanying notes to consolidated financial statements are an integral part of these statements.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 March 31,   December 31,
                                                   1998          1997
ASSETS
  Cash                                        $  6,453,484  $  5,769,914
  Short-term investments                        24,536,491    22,849,551
  Bonds due and called as of April 1, 1998
   and January 1, 1998, respectively             1,090,451     6,805,665
    Total cash and cash equivalents             32,080,426    35,425,130
  Securities inventory                          78,280,959    69,255,507
  Securities purchased under agreements to
   resell                                       17,978,300     8,240,000
  Accounts receivable--securities sales          8,253,067     7,272,672
  Accounts receivable--other                     7,026,280     6,660,650
  Investment in and receivables from
   affiliates                                    1,564,521     1,550,082
  Investment in leases                           3,088,039     4,475,935
  Notes receivable                              13,228,154    14,513,323
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $16,423,590 and $15,949,666,
   respectively                                 10,131,557     8,879,613
  Deferred income tax benefit                    2,339,146     2,327,646
  Other assets                                   9,414,061     8,876,549
    Total assets                              $183,384,510  $167,477,107
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                    $ 14,960,173  $ 15,033,913
  Securities sold under agreements to
   repurchase                                   40,814,000     7,324,000
  Payable to customers                           6,618,451     4,668,771
  Payable to broker-dealers                      1,308,311       680,980
  Accounts payable                               5,194,985     6,098,180
  Dividends payable                                316,654     1,042,222
  Accrued income taxes payable                           -       329,982
  Securities sold, not yet purchased            17,875,532     7,989,062
  Notes payable to banks                        20,420,068    41,833,196
  Bonds payable                                 16,347,286    18,281,775
  Other liabilities and deferred items           8,639,629    11,900,370
    Total liabilities                          132,495,089   115,182,451
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030            3,544,030     3,544,030
  Additional paid-in capital                     6,052,087     6,068,647
  Retained earnings                             59,192,981    60,658,881
  Treasury stock, at cost, 1,108,230
   and 1,120,257 shares, respectively          (17,352,697)  (17,600,754)
  Unearned compensation                           (546,980)     (376,148)
    Total stockholders' equity                  50,889,421    52,294,656
    Total liabilities and
     stockholders' equity                     $183,384,510  $167,477,107

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
               THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               For the Three Months Ended
                                                 March 31,    March 31,
                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(1,149,247)  $(1,618,147)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                416,282       375,879
      Provision for losses                               -     1,400,000
      Unrealized loss on securities inventory       97,517        90,656
      Compensation expense related to
        restricted stock grants                     36,200        39,368
      Deferred income tax                          (11,500)     (149,000)
      Undistributed net dividends received
        from (earnings of) unconsolidated
        affiliate                                        -       293,350
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable--securities
            sales                                 (980,395)    1,890,389
          Accounts receivable--other               439,218      (840,266)
          Securities inventory                     763,501    (8,327,575)
          Securities purchased under
            agreements to resell                (9,738,300)            -
          Other assets                          (1,041,365)     (195,992)
        Increase (decrease) in:
          Payable to customers and
            broker-dealers                       2,577,011       273,487
          Accounts payable                        (903,195)   (1,755,587)
          Income taxes payable                  (1,138,580)   (6,512,058)
          Securities sold under agreements
            to repurchase                       33,490,000             -
          Other liabilities                     (2,819,197)   (4,521,808)
          Net cash provided by (used in)
            operating activities                20,037,950   (19,557,304)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                               17,125             -
    Principal payments received under
      leases                                       464,951       699,924
    Sale of leased equipment                       908,771        90,889
    Payments received on notes receivable        1,371,032       954,323
  Payments for:
    Issuance of new notes receivable               (61,146)            -
    Capital expenditures                        (1,620,503)     (437,515)
          Net cash provided by investing
            activities                           1,080,230     1,307,621
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable        20,981,000    21,766,000
    Exercise of employee stock options              24,465        66,500
  Payments for:
    Principal payments on short-term notes
      payable                                  (21,078,000)  (19,773,000)
    Repayment of bonds payable                  (1,935,000)   (1,099,000)
    Cash dividends                              (1,042,222)   (1,049,740)
  Net repayments under credit facilities       (21,413,127)     (194,969)
          Net cash used in financing
            activities                         (24,462,884)     (284,209)
NET DECREASE IN CASH AND CASH EQUIVALENTS       (3,344,704)  (18,533,892)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           35,425,130    43,096,718
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $32,080,426   $24,562,826
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter           $ 1,486,000   $   850,000
    Income taxes paid during the quarter       $   503,000   $ 6,158,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Granting of restricted stock from
      treasury stock                          $    207,000  $          -

        The accompanying notes to consolidated financial statements are an integral part of these statements.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998
Note A -- Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation. Comprehensive Income, as required to be reported by Statement of Financial Accounting Standards No. 130, is equal to Net Income.
Note B -- Commitments and Contingent Liabilities
     In the normal course of business, B. C. Ziegler and Company (BCZ) and GS2 Securities, Inc. (GS2) enter into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $16,605,000 in commitments outstanding at March 31, 1998.
GS2 had no such commitments outstanding at March 31, 1998.
     As of March 31, 1998, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
     WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control of contaminants in ground water under and adjacent to the plant site in Eau Claire, Wisconsin.
     WRR has disposed of wastes at other recycling sites which may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of March 31, 1998, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. WRR believes that the payment is sufficient to cover its proportionate share of the current estimated costs to clean up the first site. Release of WRR by the Environmental Protection Agency ("EPA") will occur only after site work is completed and no further costs have been determined. The estimated cost of cleaning up a second site is approximately $7,000,000 based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs of approximately $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. In addition, a group of major PRPs at the site have cross-complained against WRR and other PRPs, requesting contributions for the cleanup costs. The case is pending in a federal district court. WRR's review of the EPA's remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR has valid defenses to this cross complaint by the major PRP group at the site, or any action by the EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000.
     While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $582,000 at March 31, 1998 and covers the costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Stock-Based Compensation Plans
     On January 15, 1998, the Company issued an aggregate of 10,617 shares of restricted common stock of the Company to certain key employees under the 1993 Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 15, 2001. All shares remain nonvested at March 31, 1998. The market value of the restricted stock, when issued, was $19.50 per share. The total value at issuance is being amortized and recorded as compensation expense over the period of vesting. The shares may not be transferred by the recipients until vested.
Note D -- Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and GS2 Securities, Inc. (GS2) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of March 31, 1998, is as follows:

                                   BCZ        ZTT      GS2
     Aggregate indebtedness  $26,030,000 $5,953,000 $798,000
     Net capital             $ 5,344,000 $2,054,000 $546,000
     Ratio of aggregate
      indebtedness to
      net capital              4.87 to 1  2.90 to 11.46 to 1
     Required net capital    $ 1,735,000 $  397,000 $100,000

     In accordance with Securities and Exchange Commission Rule 15c3-3,
BCZ and ZTT maintain separate bank accounts for the exclusive benefit of customers. The amounts maintained in these accounts are determined by periodic computations required under the rule, which allows the companies to maintain the computed amounts in cash or other qualified securities. As of March 31, 1998, there was approximately $7,696,000 in the customer reserve accounts.
Note E -- Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc.
II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                     For the Three Months Ended
                                        March 31,    March 31,
                                          1998         1997
     Revenues -
       Interest                       $1,306,906   $2,145,190
       Gain on sale/redemption of
         mortgage certificates         1,018,156       19,045
         Total revenues               $2,325,062   $2,164,235
     Expenses -
       Interest                        1,209,155    2,013,322
       Amortization of bond
        issuance costs                 1,030,567       41,761
       Management fee (subsidy)          (19,179)      84,906
       Other                             104,519       24,246
         Total expenses                2,325,062    2,164,235
     Net income                       $        -   $        -

     BCZ purchased approximately $39,578,000 of mortgage certificates from ZMSI II in February, 1998. ZMSI used the proceeds from the sale to call $39,570,000 of bonds which were outstanding.
Note F -- Securities Inventory
     Securities inventory consisted of the following:

                                        March 31, December 31,
                                         1998         1997
     Municipal bond issues           $13,598,682 $54,481,670
     Collateralized mortgage
       obligations                     5,483,925   9,300,821
     Corporate bond issues            14,629,239   1,742,008
     U.S. government agency
       securities                     39,497,495           -
     Institutional bond issues           606,045   2,165,128
     Preferred stock                   3,094,431     401,766
     Other securities                  1,371,142   1,164,114
                                     $78,280,959 $69,255,507

U.S. Government Agency Securities represent securities purchased by BCZ from ZMSI II in February 1998. Because of the nature of the underlying mortgage obligations, the true market value may be difficult to determine, but management believes such market values approximate par value. Coincident with purchasing these securities, BCZ entered into a repurchase agreement under which BCZ is able to benefit from the spread between current short-term interest rates and the yields on the associated U.S. Government Agency Securities. It is management's intention to hold these U.S. Government Agency Securities for a longer period than most securities inventory.
Note G -- Securities Sold, Not Yet Purchased
     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:

                                       March 31,  December 31,
                                         1998        1997
     U.S. Treasury Notes             $17,875,532 $ 7,989,062

Note H -- Notes Payable to Banks
     The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $20,089,000 in short-term borrowings outstanding at March 31, 1998. Such short-term borrowings are generally repaid within 30 days.
     BCZ serves as the remarketing agent on certain variable-rate municipal bonds that can be tendered back to the respective issuers, generally upon seven days advance notice, by the holders. In its role as remarketing agent, BCZ may purchase the tendered bonds into its own inventory. To assist in financing such activity, BCZ obtained a $70,000,000 revolving credit facility and an $83,000,000 uncommitted borrowing facility. Both facilities are primarily for financing variable rate municipal bonds, although they may be used to finance other inventory on a limited basis. The financings are done at the Federal funds rate plus
 .85% and are fully collateralized. The amount outstanding under these facilities was $4,700,000 at March 31, 1998.
Note I -- Ziegler Collateralized Securities, Inc.
     Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public.
     Summarized balance sheet information of ZCSI as of March 31, 1998, and December 31, 1997 and income statements for the three month period ended March 31, 1998, and 1997 are as follows:

                                       Balance Sheets as of:
                                       March 31,  December 31,
                                         1998         1997
   Investment in leases              $3,088,039  $ 4,475,934
   Notes receivable                   3,671,100    4,203,967
   Other assets                       2,897,843    2,454,051
     Total assets                    $9,656,982  $11,133,952
   Bonds payable                     $7,627,000  $ 8,829,000
   Other liabilities                  2,019,982    2,294,952
     Total liabilities                9,646,982   11,123,952
   Stockholder's equity                  10,000       10,000
     Total liabilities and
       stockholder's equity          $9,656,982  $11,133,952

                                        Income Statements for the
                                         Three Months Ended
                                        March 31,    March 31,
                                          1998         1997
     Lease income                      $ 82,570     $170,188
     Other, primarily interest income   106,130      168,509
       Total income                     188,700      338,697
     Interest expense                   168,635      279,839
     Management subsidy                 (17,405)      (7,998)
     Other expenses                      37,470       66,856
       Total expenses                   188,700      338,697
     Net income                        $      -     $      -

     An analysis of each outstanding bond series as of March 31, 1998, and for the three month period then ended indicates the income from each series exceeds the interest expense on the corresponding bonds and the other expenses directly related to each specific series.

                  Collateral  Lease/   Bond     Other  Excess
 Series    Bonds     Value     Note  Interest  Related   of
   No.  Outstanding at Cost   Income  Expense Expenses Income
    3 $   19,000 $   23,700 $   527 $    321  $    56  $  150
    4    284,000    320,676   6,138    4,615      755     768
    5  1,337,000  1,758,329  30,483   23,985    5,435   1,064
    6  2,537,000  3,057,824  76,203   56,125   13,438   6,640
    7  3,450,000  4,047,792  71,916   57,384    9,781   4,751

Note J -- Earnings per Share
   The following reconciles the numerators and denominators of the basic and diluted EPS computations for loss from continuing operations for the three month period ended March 31,

                                             1998         1997
   Loss from continuing operations       $(1,142,247) $(1,618,147)
   Basic
   Weighted average shares outstanding     2,371,350    2,388,378
   Basic loss per share                        $(.49)       $(.68)
   Diluted
   Weighted average shares outstanding-
     Basic                                 2,371,350    2,388,378
   Effect of dilutive securities:
     Restricted stock                         33,152       26,249
     Employee stock purchase plan             16,455       17,422
     Stock options                            13,187        6,796
   Weighted average shares outstanding-
     Diluted                               2,434,144    2,438,845
   Diluted loss per share                      $(.49)       $(.68)

Options to purchase 50,000 shares of common stock at $19 per share were outstanding during the three month period ended March 31, 1998, but were not included in the computation of diluted EPS because the performance requirements for exercise of the options had not been met. The options, which expire on June 30, 2007, were still outstanding at March 31, 1998.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
             March 31, 1998 versus March 31, 1997
     The "Company", consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose principal activities are investment banking, retail/institutional sales and trading, and asset management services. The Company's investment banking services are the underwriting and marketing of debt securities for the health care industry, nonprofit senior living providers, and for churches and private schools, the underwriting of equity securities as well as providing financial advisory services. The Company also provides full-service and reduced-commission brokerage services, investment management and advisory services, equity and fixed income primary and secondary trading, sales of complex financial instruments on an agency basis, and Federal Housing
Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, as well as the recycling, reclaiming and disposing of chemical wastes.
     All references to 1998 and 1997 in this section of the results of operations refer to the three months ended March 31, unless otherwise noted. Total revenues of the Company in 1998 were $15,194,000 compared to $9,719,000 in 1997, an increase of $5,475,000 or 56%. Expenses of the
Company in 1998 were $16,990,000 compared to $12,409,000 in 1997, an increase of $4,581,000 or 37%.  The benefit from income taxes was $647,000 in 1998 and $1,072,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. Net loss of the Company in 1998 was $1,149,000 compared to $1,618,000 in 1997, a reduction in the loss of $469,000 or 29%.  The basic and diluted loss per share was $.49 and $.68 in 1998 and 1997, respectively. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking, Broker-Dealer and Asset Management Activities
     B. C. Ziegler and Company ("BCZCO"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of
$8,779,000 in 1998 compared to $5,580,000 in 1997, an increase of
$3,199,000 or 57%. The increase was due to several factors. Underwriting revenues increased $624,000 or 35% to $2,421,000 primarily due to an increase in municipal bond underwritings.  Commission income increased
$981,000 or 61% to $2,589,000 due to a substantial increase in other financial product sales, primarily mutual funds. Trading profits increased $772,000 or 83% to $1,704,000 due to the addition of several new trading areas to BCZ and a greater emphasis on secondary trading as a source of customer service to institutional clients. Interest income also increased $800,000 or 187% to $1,227,000 due to substantially higher inventory levels.  Insurance agency and other revenues did not change significantly.
     Total expenses of BCZCO were $11,459,000 in 1998 compared to
$9,108,000 in 1997, an increase of $2,351,000 or 26%.  Employee compensation and benefits increased $2,137,000 in 1998 to $6,902,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and trading areas, and an
$841,000 increase in the accrual for incentive compensation.  Interest expense increased $810,000 to $977,000, primarily due to higher inventories of variable rate demand notes, U.S. Government Agency Securities, and secondary market issues and the related borrowing to finance this inventory. The remaining expense increases were primarily a function of expanding offices and activities. BCZCO had a net loss of $1,683,000 in
1998 compared to a net loss of $2,125,000 in 1997.  The results in the prior year period included a $1,400,000 before tax settlement on a defaulted bond issue underwritten by BCZCO in 1989.
     Ziegler Thrift Trading, Inc. ("ZTT"), the reduced-commission brokerage service of the Company, had total revenues in 1998 of $1,458,000 compared to $1,554,000 in 1997, a decrease of $96,000 or 6%. Commission income, the primary source of revenues, decreased $63,000 to $1,178,000 in
1998, a 5% decrease.  Total expenses of ZTT in 1998 were $1,217,000 compared to $1,166,000 in 1997, an increase of $51,000 or 4%.  The increase in expenses was primarily due to increased promotion and communication costs associated with added advertising and increased customer communication. The resulting net income in 1998 was $152,000 compared to $241,000 in 1997, a decrease of $89,000 or 37%.
     GS2 Securities, Inc. ("GS2"), an equity investment banking, research, asset management and broker-dealer business, had total revenues of
$2,389,000 for the first three months of 1998.  Its primary sources of revenue were investment advisory fees of $1,271,000, commission income of $582,000 and investment banking fees of $390,000. Total expenses of GS2 were $2,161,000.  The largest expense categories were employee compensation and benefits of $1,103,000 and brokerage commission and clearing fees of $724,000. Net income for GS2 was $123,000 in 1998. GS2 was not a part of the Company in the first quarter of 1997.
     Ziegler Asset Management, Inc. ("ZAMI"), the asset management services subsidiary of the Company, had total revenues of $1,025,000 in
1998 compared to $799,000 in 1997, an increase of $226,000 or 28%. This increase was primarily due to increases in management fee income associated with increased assets under management.  Assets under management increased to approximately $1.2 billion at March 31, 1998, from approximately $930 million at March 31, 1997. Total expenses of ZAMI were $766,000 in 1998 compared to $733,000 in 1997, an increase of $33,000 or 5%. Employee compensation and benefits increased $62,000 or 16% to $454,000. Net income for ZAMI in 1998 was $155,000 compared to $37,000 in 1997, an increase of $118,000 or 319%.
Other Financial Services
     The Company's other financial services are primarily provided through Ziegler Financing Corporation ("ZFC"), First Church Financing Corporation ("FCFC"), Ziegler Collateralized Securities, Inc. ("ZCSI"), Ziegler Capital Company, LLC ("ZCC") and to a limited extent through The Ziegler Companies,
Inc. ("ZCO"). ZFC provides construction financing and interim lending, primarily to investment banking clients, and is also qualified to originate federally insured mortgage loans for the Federal Housing Administration
("FHA").  FCFC was organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties.
ZCSI facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public.  ZCC, formed for the purpose of acquiring, owning, financing and otherwise dealing with mortgages secured by senior living facilities, will cease operating in May, 1998.
     Other financial service revenues primarily consist of interest income, lease income and mortgage fees.  Total revenues in 1998 of
$1,042,000 decreased $100,000 or 9% from revenues from the same operations of $1,142,000 in 1997.  The decrease was primarily due to a decrease in interest income and lease income offset by an increase in other income.
Total expenses were $1,039,000 in 1998 compared to $917,000 in 1997, an increase of $122,000 or 13%.  The increase in expenses was due to some expansion of operations, offset by a decrease in interest expense. The net income from other financial services was $3,500 in 1998, compared to
$133,000 in 1997.
Nonfinancial Services
     WRR Environmental Services Co., Inc. ("WRR") is in the business of providing pollution abatement services, blending virgin chemicals on a contract basis for manufacturing firms, and recycling, reclaiming, and disposing of chemical wastes.  WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary.  Total gross revenues in 1998 were $3,028,000 compared to
$2,820,000 in 1997, an increase of $208,000 or 7%.  The total gross margin for WRR and its subsidiary was $754,000 in 1998, compared to $806,000 in
1997, a decrease of $52,000 or 6%.  The gross margin percentage in 1998 was
25% compared to 29% in 1997. Total expenses of WRR in 1998 were $625,000 compared to $674,000 in 1997, a decrease of $49,000 or 7%. The resulting net income for WRR in 1998 was $94,000 compared to $98,000 in 1997, a decrease of $4,000 or 4%.
Liquidity and Capital Resources
     The Company's primary activities involve investment banking, retail and institutional securities brokerage, other financial services and environmental services. Capital expenditures for assets for the first three months of 1998 were $1,621,000.  Land, buildings and equipment, net of related depreciation and amortization, was 5% of total Company assets.
In 1997 the Company began modifying its computer systems and outsourcing various activities to address the Year 2000 issue.  Anticipated spending for these modifications will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.
The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999.
     The Company has a continuing requirement for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first three months of 1998, a total of $20,981,000 of notes were issued and $21,078,000 were repaid. The total balance of short-term notes outstanding was $14,960,000 as of March 31,
1998, compared to $15,034,000 as of December 31, 1997. This source of additional cash was used primarily to finance lending activity and securities inventory.
     ZCSI issued bonds to the public as a source of cash prior to 1997.
No new bonds have been issued in 1997 or 1998, nor does the Company contemplate issuing bonds from this subsidiary in the future. Total bonds outstanding at March 31, 1998 were $7,627,000. The bonds are due serially from April 1998 to October 2001.  The bonds were used to finance the purchase of lease obligations and lease financing notes and will mature in a pattern approximating the maturities of the lease obligations and lease financing notes that serve as collateral.
     FCFC issued bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There are $8,402,000 of mortgage loans outstanding at March 31, 1998, which are included in Notes Receivable in the balance sheet.  Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. Total bonds outstanding at March 31,
1998 were $8,353,000.
     BCZCO, through its Ziegler Securities Division ("ZSD"), acts as remarketing agent for approximately $1.6 billion of variable rate demand municipal securities which ZSD previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice.  The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank.  In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with ZSD to remarket the tendered securities. In order to permit ZSD, acting as remarketing agent, to purchase securities to be held in ZSD's inventory pending successful remarketing to others, ZSD has arranged a committed, secured line of credit for $70 million from a syndicate of banks, together with substantial uncommitted lines. At March 31, 1998, B. C. Ziegler and Company had borrowed $4,700,000 on the uncommitted lines.
     BCZCO finances most activities from its own resources and also relies upon unsecured lines of credit and repurchase agreements available through banking and brokerage relationships as well as intercompany borrowings, if necessary. Any utilization of these lines of credit is generally repaid in less than 30 days. BCZCO also has broker loan and other collateralized arrangements available through banking relationships. At March 31, 1998, amounts outstanding under the credit facilities were $17,160,000.
     ZTT and GS2 rely on unsecured lines of credit through their banking relationships and intercompany borrowings to finance their activities. Any utilization of those lines of credit is generally repaid in less than seven days. At March 31, 1998 ZTT had $2,439,000 outstanding under the line of credit. At March 31, 1998 GS2 had no borrowings outstanding under its line of credit.
     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
     The Company received approximately $11,000,000 in net proceeds after taxes from the sale of Ziegler Leasing Corporation in 1996.  The net proceeds have been invested in short term securities.  The Company has requested a Private Letter Ruling from the Internal Revenue Service about the availability of tax-favored treatment of a possible future distribution to shareholders of the proceeds.  Additionally, the Company continues to explore reinvestment opportunities as well as a special dividend or partial buyback of the Company's common stock through open market purchases or a tender offer.
     Subsequent to the end of the quarter, the shareholders approved The
Ziegler Companies, Inc. 1998 Stock Incentive Plan as discussed in the
Notice of Annual Meeting of Shareholders.
     In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
                            PART II
Items 1 through 5.
            Not applicable.
Item 6.Exhibits and Reports on Form 8-K
       (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
        (b) Reports on Form 8-K:  None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                            THE ZIEGLER COMPANIES, INC.
Dated:  May 15, 1998        By   /s/ Peter D. Ziegler
                                 Peter D. Ziegler
                                 President
Dated:  May 15, 1998        By   /s/ Dennis A. Wallestad
                                 Dennis A. Wallestad
                                 Senior Vice President/CFO
                         EXHIBIT INDEX
Exhibit
Number                      Description
  27                        Financial Data Schedule