Form 10-Q/A
period 1998-03-31
ZIEGLER COMPANIES INC
filed 1998-05-15
CIK 109312

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

                                             1998         1997
   Loss from continuing operations       $(1,149,247) $(1,618,147)
   Basic
   Weighted average shares outstanding     2,371,350    2,388,378
   Basic loss per share                        $(.49)       $(.68)
   Diluted
   Weighted average shares outstanding-
     Basic                                 2,371,350    2,388,378
   Effect of dilutive securities:
     Restricted stock                         33,152       26,249
     Employee stock purchase plan             16,455       17,422
     Stock options                            13,187        6,796
   Weighted average shares outstanding-
     Diluted                               2,434,144    2,438,845
   Diluted loss per share                      $(.49)       $(.68)

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