Form 10-Q
period 1998-06-30
ZIEGLER COMPANIES INC
filed 1998-08-13
CIK 109312

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998
                                     OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                       Commission file number 1-10854
                         THE ZIEGLER COMPANIES, INC.
           (Exact name of registrant as specified in its charter)
           Wisconsin                                         39-1148883
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)
              215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices)     (Zip Code)
     Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1998 was 2,428,454 shares.
                                    PART I
                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENTS
                                 (Unaudited)

                                              For the Three Months Ended
                                               June 30,         June 30,
                                                 1998             1997
Revenues:
  Investment banking and
   commission income                         $15,813,176      $10,574,392
  Investment management fees                   2,358,919          791,956
  Interest and dividends                       2,272,073        1,292,738
  Gross profit on chemical products              888,388          899,970
  Insurance agency                               244,269          223,688
  Other                                          964,380          809,334
    Total revenues                            22,541,205       14,592,078
Expenses:
  Employee compensation and
    benefits                                  11,478,848        6,861,496
  Commissions and clearing fees                1,528,876          277,093
  Communications                               1,004,287          659,818
  Occupancy and equipment                      1,442,429        1,244,031
  Promotional                                    994,462          530,433
  Professional and regulatory                    504,818          234,230
  Interest                                     1,804,722          914,725
  Other operating expenses                     1,747,726        1,440,857
    Total expenses                            20,506,168       12,162,683
Income before income taxes                     2,035,037        2,429,395
Provision for income taxes                       809,200          961,400
    Net income                               $ 1,225,837      $ 1,467,995
Net income per share of common stock:
  Basic earnings per share                         $ .52            $ .61
  Diluted earnings per share                         .50              .60
Dividends per share                                $ .13            $ .13
Average number of shares outstanding:
  Basic                                        2,372,579        2,392,721
  Diluted                                      2,439,188        2,435,465

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENTS
                                 (Unaudited)

                                               For the Six Months Ended
                                               June 30,         June 30,
                                                 1998             1997
Revenues:
  Investment banking and commission
   income                                    $24,805,396      $16,242,097
  Investment management fees                   4,611,595        1,539,349
  Interest and dividends                       4,175,907        2,536,889
  Gross profit on chemical products            1,642,177        1,706,129
  Insurance agency                               685,424          620,182
  Other                                        1,814,804        1,666,589
    Total revenues                            37,735,303       24,311,235
Expenses:
  Employee compensation and
    benefits                                  20,588,323       12,638,079
  Commissions and clearing fees                2,594,393          565,174
  Communications                               2,023,091        1,337,833
  Occupancy and equipment                      2,886,642        2,417,419
  Promotional                                  1,843,361        1,061,466
  Professional and regulatory                    900,163          539,953
  Interest                                     3,297,238        1,732,064
  Provision for losses                                 -        1,400,000
  Other operating expenses                     3,363,102        2,879,999
    Total expenses                            37,496,313       24,571,987
Income (loss) before income taxes                238,990         (260,752)
Provision for (benefit from)
  income taxes                                   162,400         (110,600)
    Net income (loss)                        $    76,590      $  (150,152)
Net income (loss) per share of common stock:
    Basic and diluted earnings (loss)
      per share                                    $ .03            $(.06)
Dividends per share                                $ .26            $ .26
Average number of shares outstanding:
  Basic                                        2,371,964        2,390,549
  Diluted                                      2,439,937        2,427,243

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                  June 30,       December 31,
                                                    1998             1997
ASSETS
  Cash                                          $  4,963,752     $  5,769,914
  Short-term investments                          20,231,103       22,849,551
  Bonds due and called as of July 1,1998
    and January 1, 1998, respectively              5,209,820        6,805,665
    Total cash and cash equivalents               30,404,675       35,425,130
  Securities inventory                           101,325,916       69,255,507
  Securities purchased under agreements to
    resell                                        13,223,750        8,240,000
  Accounts receivable -- securities sales          2,828,202        7,272,672
  Accounts receivable -- other                     6,698,625        6,660,650
  Investment in and receivables from
    affiliates                                     1,597,604        1,550,082
  Investment in leases                                     -        4,475,935
  Notes receivable                                 8,545,513       14,513,323
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $16,749,802 and $15,949,666,
    respectively                                  11,206,353        8,879,613
  Deferred income tax benefit                      2,339,146        2,327,646
  Other assets                                     8,646,810        8,876,549
    Total assets                                $186,816,594     $167,477,107
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                      $ 16,298,130     $ 15,033,913
  Securities sold under agreements to
    repurchase                                    38,174,000        7,324,000
  Payable to customers                             4,851,110        4,668,771
  Payable to broker-dealers and clearing
    organizations                                 34,264,161          680,980
  Accounts payable                                 1,449,045        6,098,180
  Dividends payable                                        -        1,042,222
  Accrued income taxes payable                             -          329,982
  Securities sold, not yet purchased              14,124,628        7,989,062
  Notes payable to banks                           8,393,892       41,833,196
  Bonds payable                                    8,179,797       18,281,775
  Other liabilities and deferred items             8,957,805       11,900,370
    Total liabilities                            134,692,568      115,182,451
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
    7,500,000 shares, issued 3,544,030             3,544,030        3,544,030
  Additional paid-in capital                       6,059,436        6,068,647
  Retained earnings                               60,419,596       60,658,881
  Treasury stock, at cost, 1,115,576
    and 1,120,257, respectively                  (17,484,209)     (17,600,754)
  Unearned compensation                             (414,827)        (376,148)
    Total stockholders' equity                    52,124,026       52,294,656
    Total liabilities and stockholders' equity  $186,816,594     $167,477,107

           The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                    For the Six Months Ended
                                                   June 30,          June 30,
                                                     1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $    76,590      $  (150,152)
 Adjustments to reconcile net
  income (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                     840,355          745,890
   Provision for losses                                    -        1,400,000
   Unrealized loss on securities inventory            97,517           44,748
   Compensation expense related to restricted
    stock grants                                     168,353           77,379
   Deferred income taxes                             (11,500)        (140,000)
   Net dividend received from unconsolidated
    affiliates                                             -          307,465
   Loss on bond retirement                            94,268                -
 Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable --
     securities sales                              4,444,470        2,161,299
    Accounts receivable -- other                     (92,087)        (725,142)
    Securities inventory                         (26,032,360)      15,141,247
    Securities purchased under agreements
     to resell                                    (4,983,750)               -
    Other assets                                      11,295          603,054
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                               33,765,520        5,918,037
    Accounts payable                              (4,649,135)      (2,110,249)
    Income taxes payable                            (329,982)      (6,074,024)
    Securities sold under agreements to
     repurchase                                   30,850,000                -
    Other liabilities                             (2,853,631)      (4,200,859)
   Net cash provided by operating activities      31,395,923       12,998,693
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Sale of equipment                                   17,125          217,215
  Principal payments received under
   leases                                            760,074        1,259,309
  Sale of leased equipment                           909,608                -
  Sale of investment in affiliat                           -          787,000
  Payments received on notes receivable            3,508,670        4,522,991
  Sale of leases and notes                         5,832,190                -
 Payments for:
  Issuance of new notes receivable                  (561,146)               -
  Capital expenditures                            (3,051,102)      (1,131,885)
   Net cash provided by investing activities     $ 7,415,419      $ 5,654,630

                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        (Unaudited)

                                                    For the Six Months Ended
                                                   June 30,           June 30,
                                                     1998               1997
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes
   payable                                       $41,336,000      $40,728,000
  Exercise of employee stock options                  82,469          127,340
 Payments for:
  Principal payments of short-term notes
   payable                                       (40,052,000)     (40,766,000)
  Repayments of bonds payable                     (3,961,000)      (3,110,000)
  Purchase of treasury stock                        (182,167)         (32,175)
  Cash dividends paid                             (1,358,097)      (1,367,624)
  Retirement of bonds outstanding                 (6,257,698)               -
 Net repayments under bank credit facilities     (33,439,304)     (19,841,978)
   Net cash used in financing activities         (43,831,797)     (24,262,437)
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                       (5,020,455)      (5,609,114)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                               35,425,130       43,096,718
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                    $30,404,675      $37,487,604
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period                 $ 2,298,000      $ 1,814,000
 Income taxes paid during
  the period                                     $   646,000      $ 6,105,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
 Granting of restricted stock from
  treasury stock                                 $   207,000      $         -

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 1998
Note A -- Basis of Presentation
      The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. There are no items of other comprehensive income, therefore comprehensive income equals net income.
      In June 1998, Statement of Financial Accounting Standards No. 133
("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. The Statement establishes accounting and reporting standards for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has not yet quantified the impacts of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption of SFAS 133. Although management expects the amount to be immaterial, the Statement could increase volatility in earnings and other comprehensive income.
Note B -- Commitments and Contingent Liabilities
      In the normal course of business, B. C. Ziegler and Company (BCZ) and GS2 Securities, Inc. (GS2) enter into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $27,840,000 of firm underwriting commitments outstanding at June 30, 1998. GS2 had no firm underwriting commitments outstanding at June 30, 1998.
      As of June 30, 1998, Ziegler Financing Corporation (ZFC) had no financial commitments to unrelated entities for construction or other loans.
      WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control of contaminants in ground water under and adjacent to the plant site in Eau Claire, Wisconsin.
      WRR has disposed of wastes at other recycling sites which are on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of June 30, 1998, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. WRR believes that the payment is sufficient to cover its proportionate share of the current estimated costs to clean up the first site. Release of WRR by the Environmental Protection Agency ("EPA") will occur only after site work is completed and no further costs have been determined. The estimated cost of cleaning up a second site is approximately $7,000,000 based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR would be responsible for costs of approximately $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. In addition, a group of major PRPs at the site have cross-complained against WRR and other PRPs, requesting contributions for the cleanup costs. The case is pending in a federal district court. WRR's review of the EPA's remediation investigation and feasibility study, and other materials prepared by the EPA on account of this site, indicates that WRR has valid defenses to this cross complaint by the major PRP group at the site, or any action by the EPA to collect remediation costs. The EPA's estimate of WRR's proportionate share of anticipated remediation costs at this third site approximates $200,000.
      While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $593,000 at June 30, 1998 and covers the costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Stock-Based Compensation Plans
      On January 15, 1998, the Company issued an aggregate of 10,617 shares of restricted common stock of the Company to certain key employees under the 1993 Plan. Each employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 15, 2001. All shares remain nonvested at June 30, 1998. The market value of the restricted stock, when issued, was $19.50 per share.
The total value at issuance is being amortized and recorded as compensation expense over the period of vesting. The shares may not be transferred by the recipients until vested.
Note D -- Net Capital Requirements and Customer Reserve Accounts
      As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and GS2 Securities, Inc. (GS2) are subject to the requirements of Rule
15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934.
The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 1998, is as follows:

                                         BCZ          ZTT          GS2
      Aggregate indebtedness         $49,207,000   $  653,000   $1,500,000
      Net capital                    $10,327,000   $1,873,000   $  466,000
      Ratio of aggregate
       indebtedness to
       net capital                     4.76 to 1     .35 to 1    3.21 to 1
      Required net capital           $ 3,280,000   $  250,000   $  100,000

      As a registered broker-dealer that carries customer accounts, BCZ is subject to Securities and Exchange Commission Rule 15c3-3. BCZ must maintain a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under the rule, which allows the company to maintain the computed amounts in cash or other qualified securities. As of June 30, 1998, there was approximately $3,504,000 in the customer reserve account.
      In April, 1998, ZTT entered into an agreement to clear all transactions through a clearing broker-dealer on a fully disclosed basis. ZTT no longer carries customer accounts and is no longer subject to Rule 15c3-3 and, accordingly, no longer is required to make deposits to a customer reserve account. In May, 1998, BCZ entered into a similar agreement. However, as of June 30, 1998, BCZ still maintained some customer accounts and accordingly was still required to maintain deposits in a customer reserve account. BCZ is in the process of transferring all remaining customer accounts to a clearing broker.
Note E -- Investment in Ziegler Mortgage Securities, Inc. II
      The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                               For the Three Months Ended
                                                 June 30,        June 30,
                                                   1998            1997
      Revenues -
        Interest                                  $960,192      $2,142,821
        Gain on sale/redemption of
         mortgage certificates                      25,441          85,042
          Total revenues                           985,633       2,227,863
      Expenses -
        Interest                                   878,025       2,021,195
        Amortization of bond issuance costs         40,635         109,394
        Management fees                             43,270          59,177
        Other                                       23,703          38,097
          Total expenses                           985,633       2,227,863
      Net income                                  $      -      $        -

                                                  For the Six Months Ended
                                                 June 30,          June 30,
                                                   1998              1997
      Revenues -
        Interest                                $2,255,947       $4,288,011
        Gain on Sale/Redemption of
          Mortgage Certificates                  1,054,747          104,087
          Total Revenues                         3,310,694        4,392,098
      Expenses -
        Interest                                 2,087,179        4,034,517
        Amortization of bond issuance costs      1,071,202          151,155
        Management fees                             24,091          144,083
        Other                                      128,222           62,343
          Total expenses                         3,310,694        4,392,098
      Net income                                $        -       $        -

      BCZ purchased approximately $39,579,000 of mortgage certificates from ZMSI II in February, 1998. ZMSI used the proceeds from the sale to call $39,570,000 of bonds which were outstanding.
Note F -- Securities Inventory
      Securities inventory consisted of the following:

                                                June 30,       December 31,
                                                  1998             1997
      Municipal bond issues                   $ 32,046,534      $54,481,670
      Collateralized mortgage obligations        5,232,793        9,300,821
      Corporate bond issues                     14,318,311        1,742,008
      U.S. government and agency securities     42,095,469                -
      Institutional bond issues                  2,676,588        2,165,128
      Preferred stock                            3,542,919          401,766
      Other securities                           1,413,302        1,164,114
                                              $101,325,916      $69,255,507

U.S. government agency securities totalling $36,990,000 were purchased by BCZ from ZMSI II and remained in inventory at June 30, 1998. Because of the nature of the underlying mortgage obligations, the true market value is difficult to determine, but management believes the market values approximate par value. Coincident with purchasing these securities, BCZ entered into a repurchase agreement under which BCZ is able to benefit from the spread between current short-term interest rates and the yields on the associated U.S. government agency securities. In July 1998, BCZ sold the U.S. government agency securities to the parent at cost which approximated par value and also transferred the respective repurchase agreement to the parent.
Note G -- Securities Sold, Not Yet Purchased
      Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:

                                                 June 30,     December 31,
                                                  1998          1997
      U.S. government and agency securities    $14,124,628   $ 7,989,062

Note H -- Payable to Broker-Dealers and Clearing Organizations
      As of May, 1998 BCZ clears its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. The relationship with the clearing broker results in amounts payable for transaction processing and inventory purchases offset by fees earned and commissions and profits or losses on securities transactions. The amount payable to the clearing broker of approximately $34,264,000 at June 30, 1998 relates primarily to the financing of inventory and is collateralized by securities owned by BCZ.
Note I -- Notes Payable to Banks
      The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $8,065,000 in short-term borrowings outstanding at June 30, 1998.
      BCZ serves as the remarketing agent on certain variable-rate municipal bonds that can be tendered back to the respective issuers, generally upon seven days advance notice, by the holders. In its role as remarketing agent, BCZ may purchase the tendered bonds into its own inventory. To assist in financing such activity, BCZ obtained a $70,000,000 revolving credit facility and an $83,000,000 uncommitted borrowing facility. Both facilities are primarily for financing variable rate municipal bonds, although they may be used to finance other inventory on a limited basis. The financings are done at the Federal funds rate plus
 .85% and are fully collateralized. There were no amounts outstanding under these facilities at June 30, 1998.
Note J -- Ziegler Collateralized Securities, Inc.
      Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public. ZCSI has ceased any further securitization activity and no longer intends to make offerings to the public.
      Summarized balance sheet information of ZCSI as of June 30, 1998 and December 31, 1997 and income statements for the six month periods ended
June 30, 1998 and 1997 are as follows:

                                                Balance Sheets as of:
                                              June 30,     December 31,
                                                1998          1997
      Investment in leases                   $     -       $ 4,475,934
      Notes receivable                        203,322        4,203,967
      Other assets                            594,170        2,454,051
          Total assets                       $797,492      $11,133,952
      Bonds payable                          $      -      $ 8,829,000
      Other liabilities                       787,492        2,294,952
          Total liabilities                   787,492       11,123,952
      Stockholder's equity                     10,000           10,000
          Total liabilities and
           stockholder's equity              $797,492      $11,133,952

                                             Income Statements for the
                                                  Six Months Ended
                                               June 30,        June 30,
                                                 1998            1997
      Lease income                            $129,546         $327,054
      Interest income                          189,999          325,147
          Total income                         319,545          652,201
      Interest expense                         303,244          528,975
      Management fee (subsidy)                 (69,879)          (6,759)
      Other expenses                            86,180          129,985
          Total expenses                       319,545          652,201
      Net income                              $      -         $      -

      ZCO provides management and administrative services to ZCSI. Management fees paid to ZCO are limited to the amount which prevents ZCSI from incurring a loss.
      During June, 1998 ZCSI sold substantially all leases and notes to a third party. The total proceeds of the transaction were $5,832,000 which approximated the book value of the assets sold. A total of approximately $6,258,000 was deposited in escrow with the trustee to retire the outstanding bonds collateralized by the leases and notes sold. The total amount deposited is adequate to pay all principal and accrued interest on the bonds through maturity or the first available call date which will occur on or before November 1, 1998. The loss on the retirement of the ZCSI bonds was approximately $94,000 before taxes.
Note K -- Earnings per Share
      The following reconciles the numerators and denominators of the basic and diluted EPS computations for net income (loss) for the following periods:

                                                 For the Three Months Ended
                                                    June 30,       June 30,
                                                      1998           1997
   Net income                                      $1,225,837     $1,467,995
   Basic
   Weighted average shares outstanding              2,372,579      2,392,721
   Basic earnings per share                             $ .52          $ .61
   Diluted
   Weighted average shares outstanding-
     Basic                                          2,372,579      2,392,721
   Effect of dilutive securities:
     Restricted stock                                  31,597         28,211
     Employee stock purchase plan                      14,632          9,482
     Stock options                                     20,380          5,051
   Weighted average shares outstanding-
     Diluted                                        2,439,188      2,435,465
   Diluted earnings per share                           $ .50          $ .60

                                                   For the Six Months Ended
                                                    June 30,       June 30,
                                                      1998           1997
   Net income (loss)                               $   76,590     $ (150,152)
   Basic
   Weighted average shares outstanding              2,371,964      2,390,549
   Basic earnings (loss) per share                      $ .03          $(.06)
   Diluted
   Weighted average shares outstanding-
     Basic                                          2,371,964      2,390,549
   Effect of dilutive securities:
     Restricted stock                                  30,085         27,196
     Employee stock purchase plan                      21,508          3,889
     Stock options                                     16,380          5,609
   Weighted average shares outstanding-
     Diluted                                        2,439,937      2,427,243
   Diluted earnings (loss) per share                    $ .03          $(.06)

Options to purchase 50,000 shares of common stock at $19 per share were outstanding during the three and six month periods ended June 30, 1998, but were not included in the computation of diluted EPS because the performance requirements for exercise of the options had not been met. The options, which expire on June 30, 2007, were still outstanding at June 30, 1998.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Results of Operations - Three Months Ended
                     June 30, 1998 versus June 30, 1997
      The "Company", consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose principal activities are investment banking, retail/institutional sales and trading of securities, and asset management services. The Company's investment banking services are the underwriting and marketing of debt securities for the health care industry, nonprofit senior living providers, and for churches and private schools, the underwriting of equity securities as well as providing financial advisory services. The Company also provides full-service and reduced-commission brokerage services, investment management and advisory services, equity and fixed income primary and secondary trading, sales of complex financial instruments on an agency basis, and Federal Housing Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, as well as the recycling, reclaiming and disposing of chemical wastes.
      All references to 1998 and 1997 in this section of the results of operations refer to the three months ended June 30, unless otherwise noted. Total revenues of the Company in 1998 were $22,541,000 compared to $14,592,000 in 1997, an increase of $7,949,000 or 54%. Expenses of the
Company in 1998 were $20,506,000 compared to $12,163,000 in 1997, an increase of $8,343,000 or 69%. The provision for income taxes was $809,000 in 1998 and $961,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. Net income of the Company in 1998 was $1,226,000 compared to $1,468,000 in 1997, a decrease of $242,000 or 16%. The basic and diluted earnings per share were $.52 and $.50 in 1998 as compared to $.61 and $.60 in 1997. The changes in revenues, operating expenses, and net income were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR
Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows. Investment Banking, Broker-Dealer and Asset Management Activities
      B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $15,414,000 in 1998 compared to $10,393,000,in 1997, an increase of
$5,021,000 or 48%. The increase was due to several factors. Underwriting revenues increased $2,665,000 or 41% to $9,227,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments on an agency basis. BCZ experienced a higher level of bond refunding underwritings as municipalities took advantage of the lower interest rates to reduce their overall borrowing costs. Commission income increased $700,000 or 40% to $2,444,000 due to a substantial increase in other financial product sales, primarily mutual funds. Trading profits increased $117,000 or 12% to $1,055,000 due to the addition of several new trading areas to BCZ and a greater emphasis on secondary trading as a source of customer service to institutional clients. Interest income also increased $1,288,000 or 267% to $1,729,000 due to substantially higher inventory levels. Insurance agency and other revenues did not change significantly.
      Total expenses of BCZ were $14,099,000 in 1998 compared to $8,961,000 in 1997, an increase of $5,138,000 or 57%. Employee compensation and benefits increased $2,876,000 in 1998 to $8,729,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and trading areas, and an increase in the accrual for incentive compensation. Interest expense increased $1,096,000 to $1,418,000, primarily due to higher inventories of variable rate demand notes, U.S. Government Agency Securities, and secondary market issues and the related borrowing to finance this inventory. The remaining expense increases were primarily a function of expanding offices and activities.
BCZ had net income of $797,000 in 1998 compared to net income of $867,000 in 1997.
      Ziegler Thrift Trading, Inc. ("ZTT"), the reduced-commission brokerage service of the Company, had total revenues in 1998 of $1,324,000 compared to $1,539,000 in 1997, a decrease of $215,000 or 14%. Commission income, the primary source of revenues, decreased $143,000 to $1,103,000 in 1998, a 12% decrease. Decreased trading volumes and a reduction in average commission per trade are the reasons for the decreases. Total expenses of ZTT in 1998 were $1,180,000 compared to $1,150,000 in 1997, an increase of $30,000 or 3%. The resulting net income in 1998 was $90,000 compared to $240,000 in 1997, a decrease of $150,000 or 62%.
      GS2 Securities, Inc. ("GS2"), an equity investment banking, research, asset management and broker-dealer business, had total revenues in 1998 of $3,290,000. Its primary sources of revenue were investment advisory fees of $1,316,000, commission income of $750,000 and investment banking fees of $1,027,000. Total expenses of GS2 were $3,044,000. The largest expense categories were employee compensation and benefits of $1,743,000 and brokerage commission and clearing fees of $851,000. Net income for GS2 was $139,000 in 1998. GS2 was not a part of the Company in the second quarter of 1997.
      Ziegler Asset Management, Inc. ("ZAMI"), the asset management services subsidiary of the Company, had total revenues of $1,089,000 in 1998 compared to $882,000 in 1997, an increase of $207,000 or 23%. This increase was primarily due to increases in management fee income associated with increased assets under management. Assets under management increased to approximately $1.2 billion at June 30, 1998, from approximately $1 billion at June 30, 1997. Total expenses of ZAMI were $818,000 in 1998 compared to $708,000 in 1997, an increase of $110,000 or 16%. Employee compensation and benefits increased $52,000 or 13% to $459,000. Net income for ZAMI in 1998 was $162,000 compared to $98,000 in 1997, an increase of $64,000 or 65%.
Other Financial Services
      The Company's other financial services are primarily provided through Ziegler Financing Corporation ("ZFC"), First Church Financing Corporation ("FCFC"), Ziegler Collateralized Securities, Inc. ("ZCSI"), Ziegler Capital Company, LLC ("ZCC") and to a limited extent through The Ziegler Companies, Inc. ("ZCO"). ZFC provides construction financing and interim lending, primarily to investment banking clients, and is also qualified to originate federally insured mortgage loans for the Federal Housing Administration
("FHA"). FCFC was organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties.
ZCSI facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCC was formed for the purpose of acquiring, owning, financing and otherwise dealing with mortgages secured by senior living facilities. Substantially all the assets of ZCSI were sold during the quarter for no material gain or loss.
The proceeds from the sale were used to pay the company's outstanding bonds. For all practical purposes, ZCSI has ceased its operating activities. ZCC ceased operating in May, 1998.
      Other financial service revenues primarily consist of interest income and lease income. Total revenues in 1998 of $811,000 decreased $266,000 or 25% from revenues from the same operations of $1,077,000 in 1997. The decrease was primarily due to a decrease in interest income and lease income. Decreasing lease balances in ZCSI and securitized church loan balances in FCFC caused the decreases in these businesses as this area of the business is being phased out. Total expenses were $1,0411,000 in 1998 compared to $907,000 in 1997, an increase of $134,000 or 15%. The increase in expenses was due to increased activity and administrative expenses in the parent company as well as an increase in interest expense. The net loss from other financial services was $229,000 in 1998, compared to net income of $100,000 in 1997.
Nonfinancial Services
      WRR Environmental Services Co., Inc. ("WRR") is in the business of providing pollution abatement services, blending virgin chemicals on a contract basis for manufacturing firms, and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary. Total gross revenues in 1998 were $3,567,000 compared to $3,073,000 in 1997, an increase of $494,000 or 16%. The total gross margin for WRR and its subsidiary was $888,000 in 1998, compared to $900,000 in 1997, a decrease of $12,000 or 1%. The gross margin percentage in 1998 was 25% compared to 29% in 1997. Total expenses of WRR in 1998 were $634,000 compared to $671,000 in 1997, a decrease of $38,000 or 6%. The resulting net income for WRR in 1998 was $176,000 compared to $164,000 in 1997, an increase of $12,000 or 7%.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Results of Operations - Six Months Ended
                     June 30, 1998 versus June 30, 1997
      All references to 1998 and 1997 in this section of the results of operations refer to the six months ended June 30, unless otherwise noted.
Total revenues of the Company in 1998 were $37,735,000 compared to $24,311,000 in 1997, an increase of $13,424,000 or 55%. Expenses of the
Company in 1998 were $37,496,000 compared to $24,572,000 in 1997, an increase of $12,924,000 or 53%. The provision for income taxes was $162,000 in 1998 as compared to a benefit from income taxes of $111,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. Net income of the Company in 1998 was $77,000 compared to a net loss of $150,000 in 1997, an increase of $227,000. The basic and diluted earnings per share were $.03 in 1998 compared to a loss per share of $.06 in 1997, respectively. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking, Broker-Dealer and Asset Management Activities
      B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $24,193,000 in 1998 compared to $15,972,000 in 1997, an increase of
$8,221,000 or 51%. The increase was due to several factors. Underwriting revenues increased $3,288,000 or 39% to $11,648,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments on an agency basis. An increased volume of underwritings is the primary reason for the increase. Many new issues were for bond refundings as municipalities took advantage of the lower interest rate environment. Commission income increased $1,681,000 or 50% to $5,033,000 due to a substantial increase in other financial product sales, primarily mutual funds. Trading profits increased $888,000 or 47% to $2,759,000 due to the addition of several new trading areas to BCZ and a greater emphasis on secondary trading as a source of customer service to institutional clients. Interest income also increased $2,057,000 or 229% to $2,956,000 due to substantially higher inventory levels. Insurance agency and other revenues did not change significantly.
      Total expenses of BCZ were $25,558,000 in 1998 compared to $18,068,000 in 1997, an increase of $7,490,000 or 41%. Employee compensation and benefits increased $5,013,000 in 1998 to $15,631,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and trading areas, and an increase in the accrual for incentive compensation. Interest expense increased $1,906,000 to $2,395,000, primarily due to higher inventories of variable rate demand notes, U.S. government agency securities, and other secondary market issues and the related borrowing to finance this inventory. The remaining expense increases were primarily a function of expanding offices and activities. BCZ had a net loss of $886,000 in 1998 compared to a net loss of $1,258,000 in 1997. The results in the prior year period included a $1,400,000 before tax settlement on a defaulted bond issue underwritten by BCZ in 1989.
       Ziegler Thrift Trading, Inc. ("ZTT"), the reduced-commission brokerage service of the Company, had total revenues in 1998 of $2,782,000 compared to $3,092,000 in 1997, a decrease of $310,000 or 10%. Commission income, the primary source of revenues, decreased $207,000 to $2,281,000 in 1998, an 8% decrease. A 1% decrease in trading volume as well as a decrease in average commissions per trade are the primary reasons for the decreases in revenue and commissions. Total expenses of ZTT in 1998 were $2,397,000 compared to $2,316,000 in 1997, an increase of $81,000 or 3%.
The resulting net income in 1998 was $242,000 compared to $481,000 in 1997, a decrease of $239,000 or 50%.
      GS2 Securities, Inc. ("GS2"), an equity investment banking, research, asset management and broker-dealer business, had total revenues of $5,679,000 for the first six months. Its primary sources of revenue were investment advisory fees of $2,588,000, commission income of $1,331,000 and investment banking fees of $1,417,000. Total expenses of GS2 were $5,205,000. The largest expense categories were employee compensation and benefits of $2,846,000 and brokerage commission and clearing fees of $1,575,000. Net income for GS2 was $264,000 in 1998. GS2 was not a part of the Company in the first six months of 1997.
      Ziegler Asset Management, Inc. ("ZAMI"), the asset management services subsidiary of the Company, had total revenues of $2,114,000 in 1998 compared to $1,681,000 in 1997, an increase of $433,000 or 26%. This increase was primarily due to increases in management fee income associated with increased assets under management which reached $1.2 billion at June
30, 1998. Total expenses of ZAMI were $1,584,000 in 1998 compared to $1,440,000 in 1997, an increase of $144,000 or 9%. Employee compensation and benefits increased $114,000 or 14% to $913,000. Net income for ZAMI in 1998 was $317,000 compared to $134,000 in 1997, an increase of $183,000 or
137%.
Other Financial Services
      Other financial service revenues primarily consist of interest income, lease income and mortgage fees. Total revenues in 1998 of $1,853,000 decreased $366,000 or 16% from revenues from the same operations of $2,219,000 in 1997. The decrease was primarily due to a decrease in interest income and lease income as the ZCSI and FCFC operations are phased out. Total expenses were $2,079,000 in 1998 compared to $1,824,000 in 1997, an increase of $255,000 or 14%. The increase in expenses was due to increased activity and administrative expense in the parent company, offset by a decrease in interest expense. The net loss from other financial services was $226,000 in 1998, compared to net income of $233,000 in 1997. Nonfinancial Services
      WRR Environmental Services Co., Inc. ("WRR") is in the business of providing pollution abatement services, blending virgin chemicals on a contract basis for manufacturing firms, and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary. Total gross revenues in 1998 were $6,594,000 compared to $5,893,000 in 1997, an increase of $701,000 or 12%. The total gross margin for WRR and its subsidiary was $1,642,000 in 1998, compared to $1,706,000 in 1997, a decrease of $64,000 or 4%. The gross margin percentage in 1998 was 25% compared to 29% in 1997. Total expenses of WRR in 1998 were $1,259,000 compared to $1,344,000 in 1997, a decrease of $85,000 or 6%.
The resulting net income for WRR in 1998 was $268,000 compared to $260,000 in 1997.
Liquidity and Capital Resources
      The Company's primary activities involve investment banking, retail and institutional securities brokerage, other financial services and environmental services. Capital expenditures for assets for the first six months of 1998 were $3,051,000. Land, buildings and equipment, net of related depreciation and amortization, was 6% of total Company assets. In
1997 the Company began modifying its computer systems and outsourcing various activities to address the Year 2000 issue. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.
The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999.
      The Company has a continuing requirement for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first six months of 1998, a total of $41,336,000 of notes were issued and $40,728,000 were repaid. The total balance of short-term notes outstanding was $16,298,000 as of June 30, 1998, compared to $15,034,000 as of December 31, 1997. This source of additional cash was used primarily to finance lending activity and securities inventory.
      ZCSI issued bonds to the public as a source of cash prior to 1997.
During the second quarter of 1998, substantially all the non-cash assets of ZCSI were sold and the proceeds used to retire all the bonds outstanding.
The bonds were used to finance the purchase of lease obligations and lease financing notes. No new bonds have been issued in 1997 or 1998, nor does the Company contemplate issuing bonds from this subsidiary in the future.
      FCFC issued bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There are $7,861,000 of mortgage loans outstanding at June 30, 1998, which are included in Notes Receivable in the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. Total bonds outstanding at June 30, 1998 were $7,812,000. No new bonds were issued in the first six months of 1998.
      BCZ, through its Ziegler Securities Division ("ZSD"), acts as remarketing agent for approximately $1.4 billion of variable rate demand municipal securities, most of which ZSD previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with ZSD to remarket the tendered securities. In order to permit ZSD, acting as remarketing agent, to purchase securities to be held in ZSD's inventory pending successful remarketing to others, ZSD has arranged a committed, secured line of credit for $70 million from a syndicate of banks, together with substantial uncommitted lines. At June 30, 1998, BCZ had no borrowings on the uncommitted lines. BCZ can also finance these variable rate securities with its clearing organization.
      BCZ finances activities from its own resources and from unsecured lines of credit and repurchase agreements available through banking and brokerage relationships, and from its clearing broker-dealer using inventory as collateral as well as intercompany borrowings, if necessary.
BCZ also has broker loan and other collateralized arrangements available through banking relationships. At June 30, 1998, amounts outstanding under the credit facilities were $7,575,000.
      ZTT and GS2 rely on unsecured lines of credit through their banking relationships and intercompany borrowings to finance their activities. Any utilization of those lines of credit is generally repaid in less than seven days. At June 30, 1998 ZTT and GS2 had no borrowings outstanding under their respective lines of credit.
      The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
      The Company received approximately $11,000,000 in net proceeds after taxes from the sale of Ziegler Leasing Corporation in 1996. The net proceeds have been invested in short term securities. The Company has requested a Private Letter Ruling from the Internal Revenue Service about the availability of tax-favored treatment of a possible future distribution to shareholders of the proceeds. Additionally, the Company continues to explore reinvestment opportunities as well as a special dividend or partial buyback of the Company's common stock through open market purchases or a tender offer.
      In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
                                    PART II
Items 1  through 3.  Not applicable
Item 4.  Results of Votes of Security Holders
         Registrant held an annual meeting on Monday, April 20, 1998 for which a proxy statement was sent to shareholders of record at the close of business on March 6, 1997. A brief description of the matters voted upon is as follows:
         1. To elect three directors for a term of three years, and a fourth director to fill the remaining term of a retiring director.
         2. To approve a new equity-based incentive compensation program for key employees of the Company; and
         3.  To vote on a proposal to ratify the retention of Arthur
             Andersen LLP as auditors for 1998.
         A total of 2,425,183 shares were outstanding and eligible to vote. The following votes were cast and the number of abstentions and broker nonvotes are also listed.
         1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                       Grant         Withhold
             P. D. Ziegler           1,944,547        11,111
             F. J. Wenzel            1,951,924         3,734
             P. R. Kellogg           1,952,124         3,534
             D. A. Carlson, Jr.      1,952,397         3,261

             The following directors continued in office:  S. A. Roell,
             B. C. Ziegler III, J. C. Frueh, and J. R. Green.
         2.  Approval of incentive compensation program:
                                                                  Broker
                                    For     Against    Abstain   Nonvotes
                                 1,569,732   12,361    82,134    291,431
         3.  Retention of Arthur Andersen LLP as auditors:
                                    For     Against    Abstain
                                 1,925,586   27,141     2,931
Item 5.      Not applicable.
Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits:
                        Exhibit No.      Description
                           27            Financial Data Schedule
             (b)  Reports on Form 8-K:   None
                                 SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 THE ZIEGLER COMPANIES, INC.
Dated:  August 13, 1998          By /s/ Peter D. Ziegler
                                       Peter D. Ziegler
                                       President
Dated:  August 13, 1998          By /s/ D. Wallestad
                                       Dennis A. Wallestad
                                       Senior Vice President/CFO
                                 EXHIBIT INDEX
Exhibit
Number                           Description
  27                             Financial Data Schedule