Form 10-Q
period 1998-09-30
ZIEGLER COMPANIES INC
filed 1998-11-16
CIK 109312

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                         Commission file number 1-10854
                           THE ZIEGLER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)
           Wisconsin                                             39-1148883
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)
               215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)          (Zip Code)
       Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1998 was 2,401,632 shares.
                                     PART I
                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                  September 30,   September 30,
                                                      1998            1997
Revenues:
  Investment banking and commission
    income                                        $11,765,138     $10,331,634
  Investment management and
    advisory fees                                   2,294,304       1,870,087
  Interest and dividends                            2,488,725       1,165,748
  Gross profit on chemical products                 1,018,127         838,336
  Insurance agency                                    243,179         258,074
  Other                                               522,884       1,044,404
    Total revenues                                 18,332,357      15,508,283
Expenses:
  Employee compensation and benefits                9,997,473       8,317,021
  Commissions and clearing fees                     1,891,782       1,055,076
  Communications                                      825,585         732,207
  Occupancy and equipment                           1,402,473       1,261,475
  Promotional                                       1,043,485         661,650
  Professional and regulatory                         259,777         267,498
  Interest                                          2,176,016         674,472
  Provision for losses                                      -       2,500,000
  Other operating expenses                          1,460,999       1,619,951
    Total expenses                                 19,057,590      17,089,350
Loss before income taxes                             (725,233)     (1,581,067)
Benefit from income taxes                            (246,400)       (641,700)
    Net loss                                      $  (478,833)    $  (939,367)
Net loss per share of common stock:
    Basic and diluted loss per share                    $(.20)          $(.39)
Dividends per share                                     $   -           $ .13
Average number of shares outstanding:
  Basic                                             2,372,343       2,400,494
  Diluted                                           2,417,389       2,472,398

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                   THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30,   September 30,
                                                      1998            1997
Revenues:
  Investment banking and commission
   income                                         $36,570,535     $26,573,731
  Investment management and
    advisory fees                                   6,905,897       3,409,436
  Interest and dividends                            6,664,632       3,702,637
  Gross profit on chemical products                 2,660,304       2,544,465
  Insurance agency                                    928,603         878,256
  Other                                             2,337,688       2,710,993
    Total revenues                                 56,067,659      39,819,518
Expenses:
  Employee compensation and benefits               30,585,796      20,955,100
  Commissions and clearing fees                     4,486,175       1,620,250
  Communications                                    2,848,676       2,070,040
  Occupancy and equipment                           4,289,114       3,678,894
  Promotional                                       3,082,686       1,723,116
  Professional and regulatory                         964,100         807,451
  Interest                                          5,473,254       2,406,536
  Provision for losses                                      -       3,900,000
  Other operating expenses                          4,824,101       4,499,951
    Total expenses                                 56,553,902      41,661,338
Income (loss) before income taxes                    (486,243)     (1,841,820)
Provision for (benefit from)
  income taxes                                        (84,000)       (752,300)
    Net income (loss)                             $  (402,243)    $(1,089,520)
Net loss per share of common stock:
    Basic and diluted loss per share                    $(.17)          $(.46)
Dividends per share                                     $ .26           $ .39
Average number of shares outstanding:
  Basic                                             2,372,090       2,393,864
  Diluted                                           2,428,934       2,443,478

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                              September 30,     December 31,
                                                                  1998              1997
ASSETS
  Cash                                                        $  4,327,235      $  5,769,914
  Short-term investments                                        25,343,404        22,849,551
  Bonds due and called as of January 1, 1998                             -         6,805,665
      Total cash and cash equivalents                           29,670,639        35,425,130
  Securities inventory                                          91,127,223        69,255,507
  Securities purchased under agreements
    to resell                                                   19,160,049         8,240,000
  Accounts receivable -- securities sales                                -         7,272,672
  Accounts receivable -- other                                   6,908,782         6,660,650
  Investment in and receivables from
    affiliates                                                   1,660,496         1,550,082
  Investment in leases                                                   -         4,475,935
  Notes receivable                                               7,531,560        14,513,323
  Other investments                                             29,635,465                 -
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $17,107,174 and $15,949,666, respectively                   12,194,860         8,879,613
  Deferred income tax benefit                                    2,847,471         2,327,646
  Other assets                                                   7,761,304         8,876,549
      Total assets                                            $208,497,849      $167,477,107
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                                    $ 14,542,839      $ 15,033,913
  Securities sold under agreements
    to repurchase                                               39,788,000         7,324,000
  Payable to customers                                             720,426         4,668,771
  Payable to broker-dealers and clearing
    organizations                                               63,876,205           680,980
  Accounts payable                                               1,345,316         6,098,180
  Dividends payable                                                      -         1,042,222
  Accrued income taxes payable                                           -           329,982
  Securities sold, not yet purchased                            19,373,640         7,989,062
  Notes payable to banks                                           816,294        41,833,196
  Bonds payable                                                  6,922,309        18,281,775
  Other liabilities and deferred items                           9,877,787        11,900,370
      Total liabilities                                        157,262,816       115,182,451
  Commitments
  Stockholders' equity
   Common stock, $1.00 par,
    authorized 7,500,000 shares,
    issued 3,544,030 shares                                      3,544,030         3,544,030
  Additional paid-in capital                                     6,058,808         6,068,647
  Retained earnings                                             59,626,375        60,658,881
  Treasury stock, at cost, 1,128,398
    and 1,120,257 shares, respectively                         (17,708,578)      (17,600,754)
  Unearned compensation                                           (285,602)         (376,148)
        Total stockholders' equity                              51,235,033        52,294,656
        Total liabilities and stockholders'
          equity                                              $208,497,849      $167,477,107

         The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                 For the Nine Months Ended
                                                              September 30,     September 30,
                                                                  1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (402,243)      $(1,089,520)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                             1,259,092         1,114,421
      Provision for losses                                              -         2,500,000
      Unrealized loss (gain) on securities
        inventory                                                 464,740           (53,198)
      Gain on sale of other investments                           (73,853)                -
      Compensation expense related to
        restricted stock grants                                   297,578           115,389
      Deferred income taxes                                      (519,825)          (94,999)
      Net dividends received from
        unconsolidated affiliates                                       -           356,965
      Loss on bond retirement                                      94,268                 -
  Changes in assets and liabilities:
    Decrease/(Increase) in -
      Securities inventory                                    (10,951,878)       19,362,779
      Accounts receivable -- securities sales                   7,272,672         3,692,615
      Accounts receivable -- other                               (352,292)         (366,454)
      Securities purchased under agreements
        to resell                                             (10,920,049)                -
      Other assets                                                510,323           299,365
    Increase/(Decrease) in -
      Payable to customers and broker-dealers                  59,246,880           434,251
      Accounts payable                                         (4,752,864)        1,147,755
      Income taxes payable                                       (329,982)       (7,348,280)
      Other liabilities                                        (1,921,941)       (1,815,961)
            Net cash provided by operating
              activities                                       38,920,626        18,255,128
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                                              17,125                 -
    Principal payments received under leases                      779,645         1,850,432
    Sale of leased equipment                                      924,652           223,991
    Payments received on notes receivable                       4,813,508         6,123,185
    Sale of investment in affiliate                                     -           825,000
    Cash acquired in purchase of GS2                                    -           600,196
    Sale of leases and notes                                    5,832,190                 -
    Sales/paydowns of other investments                        10,016,893                 -
  Payments for:
    Issuance of new notes receivable                             (561,146)                -
    Purchase of other investments                             (39,578,505)                -
    Capital expenditures                                       (4,409,699)       (1,958,960)
            Net cash provided by (used in)
              investing activities                            (22,165,337)        7,663,844
                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                          (Unaudited)

                                                                For the Nine Months Ended
                                                             September 30,    September 30,
                                                                1998              1997
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes payable                     $60,463,000       $55,312,000
    Exercise of employee stock options                            85,965           127,339
  Payments for:
    Principal payments of short-term notes payable           (60,946,000)      (58,998,000)
    Repayments of bonds payable                               (5,219,000)       (4,112,000)
    Purchase of treasury stock                                  (410,660)       (1,473,010)
    Cash dividends paid                                       (1,672,485)       (1,689,950)
    Retirement of bonds outstanding                           (6,257,698                 -)
  Net payments under bank credit
    facilities                                               (41,016,902)      (21,875,023)
  Net receipts on securities sold under agreements
    to repurchase                                             32,464,000                 -
            Net cash used in financing
              activities                                     (22,509,780)      (32,708,644)
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (5,754,491)       (6,789,672)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                      35,425,130        43,096,718
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $29,670,639       $36,307,046
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                          $ 5,132,000      $  2,539,000
    Income taxes paid during the period                      $   755,000      $  6,721,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Granting of restricted stock from
    treasury stock                                           $   207,000      $          -
  Treasury stock issued for acquisition
      of GS2                                                 $         -      $  1,375,000

         The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
Note A -- Basis of Presentation
       The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. There are no material items of other comprehensive income, therefore comprehensive income equals net income.
       In June, 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. The Statement establishes accounting and reporting standards for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management has not yet quantified the impacts of adopting SFAS 133 on the financial statements and has not determined the timing or method of adoption of SFAS 133. Although management expects the amount to be immaterial, the application of this Statement to the Company's financial statements could increase volatility in net income and other comprehensive income.
Note B -- Commitments and Contingent Liabilities
       In the normal course of business, B. C. Ziegler and Company (BCZ) and GS2 Securities, Inc. (GS2) enter into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $7,027,000 of firm underwriting commitments outstanding at September 30, 1998. GS2 had no firm underwriting commitments outstanding at September 30, 1998.
           WRR Environmental Services Co., Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control of contaminants in ground water under and adjacent to its plant site in Eau Claire, Wisconsin.
       WRR has disposed of wastes at other recycling sites which are on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of September 30, 1998, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. During the third quarter of 1998 the steering committee notified WRR that additional remediation and monitoring costs will be required to clean up the first site. WRR's estimate of this future cost is $50,000. Release of WRR by the Environmental Protection Agency ("EPA") will occur only after site work is completed and no further costs have been determined. The estimated cost of cleaning up a second site is approximately $7,000,000 based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that it would be responsible for costs of approximately $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. A group of major PRPs at the site have cross-complained against WRR and other PRPs who delivered smaller volumes of waste to the site, requesting contributions for the cleanup costs. The case is pending in a federal district court. WRR's review of the EPA's remediation investigation and feasibility study, and other materials prepared by EPA on account of this site, indicates that WRR may have valid defenses to this cross complaint. WRR continues to evaluate its potential liability for remediation costs at this site but is unable to estimate a realistic cost at this time based upon the presently available information.
       While WRR is jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $585,000 at September 30, 1998 and covers the costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Stock-Based Compensation Plans
       On January 15, 1998, the Company issued an aggregate of 10,617 shares of restricted common stock of the Company to certain key employees under the 1993 Plan. As of September 30, 1998, a total of 2,565 shares had been forfeited. Each remaining employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule in the event that the employee's employment with the Company terminates for any reason before January 15, 2001. None of such shares were vested at September 30, 1998. The market value of the restricted stock, when issued, was $19.50 per share. The total value of these shares is being amortized and recorded as compensation expense over the period of vesting. The shares may not be transferred by the recipients until vested.
       In April, 1998, the shareholders authorized the establishment of the 1998 Stock Incentive Plan (the "1998 Plan") for key employees of the
Company. Stock options, restricted stock and stock appreciation rights may be granted under the 1998 Plan. A total of 435,000 shares are issuable under the 1998 Plan. The 1998 Plan will terminate on April 20, 2008.
       On August 28, 1998, a total of 196,500 options to purchase shares were granted under the 1998 Plan. The options vest equally after each of the next three years if certain specified earnings targets are met and will vest in any case after eight years from the date of grant. All options granted are forfeited upon termination of employment. Under the 1998 Plan any options that expire, terminate, or are canceled are again available for future granting. The options must be exercised within 10 years from the date of grant.
       No further awards or grants may be made under the 1993 Employees'
Stock Incentive Plan (the "1993 Plan"). Options already granted under the 1993 Plan will remain in effect until they have been exercised or have expired.
Note D -- Net Capital Requirements and Customer Reserve Accounts
       As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and GS2 Securities, Inc. (GS2) are subject to the requirements of Rule
15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934.
The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of September 30, 1998, is as follows:

                                            BCZ           ZTT            GS2
       Aggregate indebtedness            $6,681,000    $  682,000    $1,487,000
       Net capital                       $2,280,000    $1,942,000    $  534,000
       Ratio of aggregate
        indebtedness to
        net capital                       2.93 to 1      .35 to 1     2.78 to 1
       Required net capital             $   460,000    $  250,000    $  100,000

       As a registered broker-dealer that still has customer accounts, BCZ is subject to Securities and Exchange Commission Rule 15c3-3. BCZ must maintain a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under the rule, which allows the company to maintain the computed amounts in cash or other qualified securities. As of September 30, 1998, there was approximately $2,009,000 in the customer reserve account.
       In April, 1998, ZTT entered into an agreement to clear all transaction through a clearing broker-dealer on a fully disclosed basis. ZTT no longer carries customer accounts and is no longer subject to Rule 15c3-3 and, accordingly, no longer is required to make deposits to a customer reserve account. In May, 1998, BCZ entered into a similar agreement. However, as of September 30, 1998, BCZ still maintained some customer accounts and accordingly was still required to maintain deposits in a customer reserve account. BCZ is in the process of transferring all remaining customer accounts to a clearing broker-dealer.
Note E -- Investment in Ziegler Mortgage Securities, Inc. II
       The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                   For the Three Months Ended
                                                  September 30,   September 30,
                                                      1998            1997
       Revenues -
         Interest                                  $  939,324      $2,066,050
         Gain on sale/redemption of
            mortgage certificates                      23,431         200,345
            Total revenues                            962,755       2,266,395
       Expenses -
         Interest                                     860,791       1,956,502
         Amortization of bond
          issuance costs                               36,423         136,074
         Management fees                               53,004         143,808
         Other                                         12,537          30,011
            Total expenses                            962,755       2,266,395
       Net income                                  $        -      $        -

                                                   For the Nine Months Ended
                                                  September 30,   September 30,
                                                      1998            1997
       Revenues -
         Interest                                  $3,195,271      $6,354,062
         Gain on sale/redemption of
           mortgage certificates                    1,078,178         304,432
           Total revenues                          $4,273,449      $6,658,494
       Expenses -
         Interest                                   2,947,970       5,991,020
         Amortization of bond
          issuance costs                            1,107,625         287,229
         Management fees                               77,095         287,891
         Other                                        140,759          92,354
           Total expenses                           4,273,449       6,658,494
       Net income                                  $        -      $        -

Note F -- Securities Inventory
       Securities inventory consisted of the following:

                                                 September 30,    December 31,
                                                     1998             1997
       Municipal bond issues                      $72,471,400       $54,481,670
       Mortgage and asset backed securities        13,909,117         9,300,821
       Corporate bond issues                        1,260,067         1,742,008
       Institutional bond issues                      209,565         2,165,128
       Preferred stock                              2,454,021           401,766
       Other securities                               823,053         1,164,114
                                                  $91,127,223       $69,255,507

       U.S. government agency securities consisting of collateralized mortgage obligations totalling $39,579,000 were purchased by BCZ from ZMSI-II in February, 1998. In July, 1998, BCZ sold these securities to the parent (ZCO) at cost which approximated par value. As the result of sales of some securities and repayments of principal on the underlying mortgage obligations for securities still held the total volume of securities has declined. Because of the nature of the underlying mortgage obligations, the true market value is difficult to determine, but management believes the market values approximate par value. ZCO carries these U.S. government agency securities as other investments on the balance sheet, totaling $29,635,000 at September 30, 1998. Coincident with purchasing these securities, ZCO entered into a repurchase agreement under which ZCO is able to benefit from the spread between current short-term interest rates and the yields on the associated U.S. government agency securities.
Note G -- Securities Sold, Not Yet Purchased
       Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:

                                                  September 30,   December 31,
                                                      1998            1997
       U.S. government and agency securities      $19,373,640      $7,989,062

Note H -- Payable to Broker-Dealers and Clearing Organizations
       BCZ clears its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. The relationship with the clearing broker results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. The amount payable to the clearing broker of approximately $63,876,000 at September 30, 1998 relates primarily to the financing of inventory and is collateralized by securities owned by BCZ.
Note I -- Notes Payable to Banks
       The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $490,000 in short-term borrowings outstanding at September 30, 1998.
       BCZ serves as the remarketing agent on certain variable-rate municipal bonds that can be tendered back to the respective issuers, generally upon seven days advance notice, by the holders. In its role as remarketing agent, BCZ may purchase the tendered bonds into its own inventory. To assist in financing such activity, BCZ has a $70,000,000 revolving credit facility and an $83,000,000 uncommitted borrowing facility. Both facilities are primarily for financing variable rate municipal securities, although they may be used to finance other inventory on a limited basis. The financings are done at the Federal funds rate plus
 .85% and are fully collateralized. There were no amounts outstanding under these facilities at September 30, 1998.
Note J -- Ziegler Collateralized Securities, Inc.
       Ziegler Collateralized Securities, Inc. (ZCSI), a wholly-owned subsidiary of the Company, was organized to facilitate the financing of equipment purchases and leases by securitizing such purchases and leases for offerings to the public. ZCSI has ceased any further securitization activity of equipment leases and notes and no longer intends to make offerings of this nature to the public.
       Summarized balance sheet information of ZCSI as of September 30, 1998 and December 31, 1997 and income statements for the nine month periods ended September 30, 1998 and 1997 are as follows:

                                                   Balance Sheets as of:
                                                September 30,    December 31,
                                                    1998             1997
   Investment in leases                          $        -      $ 4,475,934
   Notes receivable                                  178,301       4,203,967
   Other assets                                       81,885       2,454,051
     Total assets                                $   260,186     $11,133,952
   Bonds payable                                 $         -     $ 8,829,000
   Other liabilities                                 250,186       2,294,952
     Total liabilities                               250,186      11,123,952
   Stockholder's equity                               10,000          10,000
     Total liabilities and
       stockholder's equity                      $   260,186     $11,133,952

                                                  Income Statements for the
                                                      Nine Months Ended
                                               September 30,     September 30,
                                                   1998             1997
       Lease income                            $   136,438       $   471,744
       Interest income                             187,894           457,809
         Total income                              324,332           929,553
       Interest expense                            306,567           754,219
       Management subsidy                          (68,809)          (17,049)
       Other expenses                               86,574           192,383
         Total expenses                            324,332           929,553
       Net income                              $         -       $         -

       ZCO provides management and administrative services to ZCSI. Management subsidy received from ZCO is limited to the amount which prevents ZCSI from incurring a loss.
       During June, 1998 ZCSI sold substantially all leases and notes to a third party. The total proceeds of the transaction were $5,832,000 which approximated the book value of the assets sold. A total of approximately $6,258,000 was deposited in escrow with the trustee to retire the outstanding bonds collateralized by the leases and notes sold. The total amount deposited is adequate to pay all principal and accrued interest on the bonds through maturity or the first available call date which will occur on or before November 1, 1998. The loss on the retirement of the ZCSI bonds was approximately $94,000 before taxes.
Note K -- Earnings per Share
       The following reconciles the numerators and denominators of the basic and diluted EPS computations for the net losses for the following periods:

                                                 For the Three Months Ended
                                               September 30,     September 30,
                                                   1998              1997
       Net loss                                  $(478,833)        $(939,367)
       Basic
       Weighted average shares outstanding       2,372,343         2,400,494
       Basic earnings per share                      $(.20)            $(.39)
       Diluted
       Weighted average shares outstanding-
         Basic                                   2,372,343         2,400,494
       Effect of dilutive securities:
         Restricted stock                           26,461            30,688
         Employee stock purchase plan                9,368            28,565
         Stock options                               9,217            12,651
       Weighted average shares outstanding-
         Diluted                                 2,417,389         2,472,398
       Diluted earnings per share                    $(.20)            $(.39)

                                                  For the Nine Months Ended
                                                September 30,    September 30,
                                                    1998             1997
       Net loss                                  $(402,243)      $(1,089,520)
       Basic
       Weighted average shares outstanding       2,372,090         2,393,864
       Basic earnings per share                      $(.17)            $(.46)
       Diluted
       Weighted average shares outstanding-
         Basic                                   2,372,090         2,393,864
       Effect of dilutive securities:
         Restricted stock                           24,264            28,500
         Employee stock purchase plan               16,465            12,499
         Stock options                              16,115             8,615
       Weighted average shares outstanding-
         Diluted                                 2,428,934         2,443,478
       Diluted earnings per share                    $(.17)            $(.46)

Options to purchase 50,000 shares of common stock at $19 per share were outstanding during the three and nine month periods ended September 30, 1998, but were not included in the computation of diluted EPS because the performance requirements for exercise of the options had not been met. The options, which expire on June 30, 2007, were still outstanding at
September 30, 1998.
Note L -- Subsequent Event--Acquisition of PMC International, Inc.
       On November 4, 1998, the Company announced the signing of a merger agreement for the Company to acquire PMC International, Inc. ("PMC"), a Denver-based investment management and consulting firm. Under the terms of the agreement, a subsidiary of the Company commenced a tender offer to acquire all of the outstanding common stock of PMC for $0.60 per share and all of the outstanding preferred stock of PMC for $2.50 per share.
Following the completion of the tender offer, the Company will consummate a second-step merger in which the remaining PMC common shareholders will receive $0.60 per share and its preferred shareholders will receive $2.50 per share. The total purchase price for the currently outstanding common and preferred stock, including PMC stock warrants and options, is approximately $3.1 million, which will be funded from working capital of the Company.
       To support PMC during the period in which the companies are effecting the merger, the Company has executed a $3.5 million credit facility with PMC, the outstanding balance of which is convertible into PMC common stock at $0.60 per share. In October 1998, the Company loaned PMC $500,000 for working capital which is convertible into PMC preferred stock at $2.50 per share. In addition, the two firms have entered into an option for common stock under which the Company may immediately purchase 4,500,000 shares of PMC common stock for $0.60 per share.
       Following the completion of the merger, the Company expects to furnish additional capital to PMC in the range of $2 million to $3 million, either in the form of debt or equity.
Note M -- Merger of Subsidiaries
       The Company intends to merge its GS2 subsidiary into BCZ effective January 1, 1999. GS2 was originally purchased July 1, 1997 for total consideration of $1,375,000 paid in Company stock. Additional contingent consideration, which would increase the purchase price and goodwill, were to be paid based upon the achievement of performance targets during the three years following the purchase. In recognition of performance to date, the Company will pay an additional 72,366 shares in Company stock and approximately $468,000 in cash in final settlement of the purchase price. The final payments will be made December 31, 1998, which will increase the purchase price and goodwill of the transaction.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Results of Operations - Three Months Ended
                  September 30, 1998 versus September 30, 1997
       The "Company", consisting of The Ziegler Companies, Inc. and its subsidiaries, is a financial services company whose principal activities are investment banking, retail/institutional sales and trading of securities, and asset management services. The Company's investment banking services are the underwriting and marketing of debt securities for the health care industry, nonprofit senior living providers, and for churches and private schools, the underwriting of equity securities as well as providing financial advisory services. The Company also provides full-service and reduced-commission brokerage services, investment management and advisory services, equity and fixed income primary and secondary trading, sales of complex financial instruments on an agency basis, and Federal Housing Administration loan origination in conjunction with investment banking activities. The nonfinancial services of the Company are pollution abatement, as well as the recycling, reclaiming and disposing of chemical wastes.
       The Company declared dividends for the third quarter of 1998 of 13 cents per share on October 21, 1998, after the end of the quarter. The dividends are payable to shareholders of record on November 2, 1998, and will be paid on November 13, 1998. For the third quarter of 1997 dividends were declared during the quarter on September 19, 1997, payable to shareholders of record on October 3, 1997. The dividends were paid on October 17, 1997.
       All references to 1998 and 1997 in this section of the results of operations refer to the three months ended September 30, unless otherwise noted. Total revenues of the Company were $18,332,000 compared to $15,508,000 in 1997, an increase of $2,824,000 or 18%. Expenses of the
Company in 1998 were $19,058,000 compared to $17,089,000 in 1997, an increase of $1,969,000 or 12%. The benefit from income taxes was $246,000 in 1998 and $642,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. The net loss of the Company in 1998 was $479,000 compared to $939,000 in 1997. The basic and diluted losses per share were $.20 in 1998 compared to $.39 in 1997. The changes in revenues, operating expenses, and net income were primarily a reflection of factors related to investment banking, broker-dealer and parent company activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
Investment Banking, Broker-Dealer and Asset Management Activities
       B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $11,660,000 in 1998 compared to $9,425,000 in 1997, an increase of
$2,235,000 or 24%. The increase was due to several factors. Underwriting revenues increased $1,854,000 or 36% to $6,935,000 primarily due to an increase in municipal bond underwritings. BCZ experienced a higher level of bond refunding underwriting as municipalities took advantage of the lower interest rates to reduce their overall borrowing costs. Trading profits decreased $904,000 to $190,000 primarily as the result of realized and unrealized losses on inventory positions. Commission income from the sale of other financial products increased $291,000 to $2,389,000.
Interest income increased $1,107,000 to $1,532,000 due to substantially higher inventory levels. All other revenues did not change significantly.
       Total expenses of BCZ were $13,835,000 in 1998 compared to $9,408,000 in 1997, an increase of $4,427,000 or 47%. Employee compensation and benefits increased $1,700,000 in 1998 to $8,193,000 primarily due to an increase in the accrual for incentive compensation, new hires for the secondary sales and trading areas, and increases in commission expense related to higher sales volumes. Interest expense increased $1,490,000 to $1,595,000, primarily due to higher inventories of variable rate demand notes, U.S. Government Agency Securities, and secondary market issues and the related borrowing to finance this inventory. Commissions and clearing fees increased $507,000 to $650,000 as the result of the change from a clearing broker-dealer to a fully disclosed broker-dealer in May, 1998. Promotional expenses increased to $911,000 primarily related to $338,000 of expense related to municipal bond underwritings. Other categories of expenses increased in conjunction with the increased activity levels.
       The net loss in 1998 for BCZ was $1,344,000 compared to net income of $30,000 in 1997. The net loss is primarily related to losses in the taxable fixed income trading division. The components of the loss in the taxable fixed income trading division were a lower volume of trading activity than anticipated, high fixed costs of the division, primarily in the form of personnel costs, and unanticipated market conditions that created losses in inventory, and for which hedging transactions were not as effective as anticipated. The taxable fixed income trading division had a loss of $1,952,000 before taxes in 1998. Included in the taxable fixed income trading division loss is an unrealized loss of $458,000 related to the effect of the market conditions on the inventory and hedge positions. Also contributing to the loss were increased expenses that continued into the third quarter related to the conversion of clearing operations and the cost of consultants that are assisting in the conversion of processing and administrative technology which is intended to increase BCZ's capabilities as a broker-dealer and to prepare them for Year 2000 compliance.
       Ziegler Thrift Trading, Inc. ("ZTT"), the reduced commission brokerage service of the Company, had total revenues in 1998 of $1,074,000 compared to $1,344,000 in 1997, a decrease of $270,000 or 20%. Commission income, the primary source of revenues, decreased $178,000 to $925,000 in 1998, a 19% decrease. Decreased trading volumes and a reduction in average commission per trade are the reasons for the decreases. A decrease in higher commission stock option trading due to market conditions, lower commissions on electronic trading which is approximately 10% of trades, and general competitive pressure to reduce commissions are the reasons for these decreases. Total expenses of ZTT in 1998 were $1,021,000 compared to $1,019,000 in 1997, an increase of $2,000 or less than 1%. The resulting net income in 1998 was $33,000 compared to $202,000 in 1997, a decrease of $169,000 or 84%.
       GS2 Securities, Inc. ("GS2"), an equity investment banking, research, and investment management business, had total revenues in 1998 of
$2,526,000 compared to $2,075,000 in 1997, an increase of $451,000 or 22%.
An increase in underwriting income of $397,000 was the primary reason for the increase. Total expenses of GS2 were $2,293,000 in 1998 and $1,952,000 in 1997, an increase of $341,000 or 17%. The primary reason for the increase was an increase in commissions and clearing fees of $191,000 to $961,000. This increase is reflective of increased transaction activity and includes both the cost of clearing transactions and the commissions to nonemployee selling brokers. Net income for GS2 was $131,000 in 1998 compared to $64,000 in 1997, an increase of $67,000 or 105%.
       Ziegler Asset Management, Inc. ("ZAMI"), the asset management services subsidiary of the Company, had total revenues of $1,150,000 in
1998 compared to $906,000 in 1997, an increase of $244,000 or 27%. This increase was primarily due to increases in management fee income associated with increased assets under management. Assets under management increased to approximately $1.20 billion at September 30, 1998, from approximately $1.07 billion at September 30, 1997. Management fee income increased $271,000 to $1,117,000 in 1998. Total expenses of ZAMI were $846,000 in
1998 compared to $740,000 in 1997, an increase of $106,000 or 14%. The primary reason for the increase was an increased level of referral fees for new business. Net income for ZAMI in 1998 was $183,000 compared to $92,000 in 1997, an increase of $91,000 or 99%.
Other Financial Services
       Other financial service revenues primarily consist of interest income and lease income. Total revenues in 1998 of $1,150,000 increased $87,000 or 8% from revenues from the same operations of $1,063,000 in 1997. Decreased lease income as the result of the sale of substantially all leases and notes in ZCSI in June 1998 was more than offset by increased interest income. Interest income increased $310,000 as the result of the U.S. government agency securities held by ZCO. Other changes in revenues were not significant. Total expenses were $648,000 in 1998 compared to $3,502,000 in 1997, a decrease of $2,854,000 or 81%. The decrease in expenses from 1997 was primarily due to the 1997 writedowns of loans receivable in the amount of $2.25 million and lease receivables of $250,000 held by ZCO and ZCSI, respectively. The balance of the decrease was due to a reduction in interest expense related to the outstanding bonds issued by ZCSI and retired in the second quarter of 1998. Net income from other financial services was $301,000 in 1998, compared to a net loss of $1,466,000 in 1997.
Nonfinancial Services
       WRR Environmental Services Co., Inc. ("WRR") is in the business of providing pollution abatement services, blending virgin chemicals on a contract basis for manufacturing firms, and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary. Gross revenues in 1998 were $3,650,000 compared to
$3,072,000 in 1997, an increase of $578,000 or 19%. The gross margin for WRR was $1,018,000 in 1998, compared to $838,000 in 1997, an increase of $180,000 or 21%. The gross margin percentage in 1998 was 28% compared to 27% in 1997. Higher volumes of waste and product sales are the reasons for the increased sales. The gross margin percentage increase was primarily due to product sales, a higher margin activity. Total expenses of WRR in 1998 were $685,000 in 1998 compared to $643,000 in 1997, an increase of $42,000 or 7%. The resulting net income for WRR in 1998 was $220,000 compared to $141,000 in 1997, an increase of $79,000 or 56%.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Results of Operations - Nine Months Ended
                  September 30, 1998 versus September 30, 1997
       All references to 1998 and 1997 in this section of the results of operations refer to the nine months ended September 30, unless otherwise noted. Total revenues of the Company in 1998 were $56,068,000 compared to $39,820,000 in 1997, an increase of $16,248,000 or 41%. Expenses of the
Company in 1998 were $56,554,000 compared to $41,661,000 in 1997, an increase of $14,893,000 or 36%. The benefit from income taxes was $84,000 in 1998 as compared to a benefit of $752,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods.  The net loss of the Company in 1998 was $402,000 compared to a net loss of $1,090,000 in 1997. The basic and diluted losses per share were $.17 in 1998 compared to $.46 in 1997, respectively. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.
       As noted in the three month results, the dividends for the third quarter were declared on October 21, 1998, and will be paid on November 13, 1998. Dividends of 39 cents per share were paid in 1997 for the first three quarters of the year and the same amount will be paid in 1998 on the first three quarters of the year.
Investment Banking, Broker-Dealer and Asset Management Activities
       B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $35,853,000 in 1998 compared to $25,398,000 in 1997, an increase of
$10,455,000 or 41%. The increase was due to several factors. Underwriting revenues increased $5,142,000 or 38% to $18,583,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments primarily on an agency basis. BCZ experienced an increased volume of bond refunding underwritings as municipalities took advantage of the lower interest rate environment. Commission income increased $1,972,000 or 27% to $7,422,000 due to a substantial increase in other financial product sales, primarily mutual funds and equity securities. Trading profits were $2,949,000 and did not change significantly from 1997. Interest income increased $3,164,000 or 239% to $4,488,000 due to substantially higher inventory levels. All other revenues did not change significantly.
       Total expenses of BCZ were $39,393,000 in 1998 compared to $27,476,000 in 1997, an increase of $11,917,000 or 43%. Employee compensation and benefits increased $6,638,000 in 1998 to $23,748,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and fixed income trading areas, and an increase in the accrual for incentive compensation. Interest expense increased $3,397,000 to $3,990,000, primarily due to higher inventories of variable rate demand notes, U.S. government agency securities, and other secondary market issues and the related borrowing to finance this inventory. Commissions and clearing fees increased $840,000 to $1,236,000 in 1998 as the result of the change from a clearing broker-dealer to a fully disclosed broker-dealer in May, 1998. Communication costs increased $605,000 to $2,306,000 and promotional expenses increased $1,141,000 to $2,562,000. Both the communication and promotional expense increases relate to higher levels of information provided to customers involving the conversion of our clearing operations and an increase in awareness and product advertising. Promotional expense also increased as the result of $551,000 of expense related to municipal bond underwritings. Other categories of expense did not change significantly.
       BCZ had a net loss of $2,230,000 in 1998 compared to a net loss of $1,228,000 in 1997. The larger loss in 1998 originated primarily in the taxable fixed income trading division. A lower than projected volume of trading combined with market conditions that created losses in inventory were the primary contributors to the BCZ loss in 1998. The taxable fixed income trading division had a loss of $3,294,000 before taxes in 1998. Included in the taxable fixed income trading division loss is an unrealized loss of $458,000 related to the effect of the market conditions on the inventory and hedge positions. Also contributing to the loss were the increased expenses of the clearing and technology conversions now taking place. Each of the conversions is part of a strategy to increase BCZ's capabilities as a broker-dealer and achieve Year 2000 compliance.
       Ziegler Thrift Trading, Inc. ("ZTT"), the reduced-commission brokerage service of the Company, had total revenues in 1998 of $3,856,000 compared to $4,436,000 in 1997, a decrease of $580,000 or 13%. Commission income, the primary source of revenues, decreased $412,000 to $3,207,000 in 1998, an 11% decrease. A 3% decrease in trading volume as well as a decrease in average commissions per trade were the primary reasons for the decreases in revenue and commissions. A decrease in higher commission stock option trading due to market conditions, lower commissions on electronic trading which is approximately 10% of trades, and general competitive pressure to reduce commissions are the reasons for these decreases. Total expenses of ZTT in 1998 were $3,417,000 compared to
$3,334,000 in 1997, an increase of $83,000 or 2%.     Reductions in
compensation and benefits were offset by increases in clearing costs while other expense categories did not change significantly. The resulting net income in 1998 was $275,000 compared to $683,000 in 1997, a decrease of $408,000 or 60%.
       GS2 Securities, Inc. ("GS2"), an equity investment banking, research, and investment management and business, had total revenues in 1998 of $8,204,000 compared to $2,075,000 in 1997, an increase of $6,129,000. GS2 was purchased on July 2, 1997, and was included in the results of operations for three months in 1997 whereas it is included for a full nine months in 1998. The most significant differences in revenues to the
Company were in commission income which increased $1,465,000 to $2,100,000; investment banking revenue which increased $1,814,000 to $1,901,000 and investment management and advisory fees which increased $2,740,000 to $3,765,000. Total expenses of GS2 in 1998 were $7,498,000 compared to $1,952,000 in 1997, an increase of $5,546,000. The most significant differences in expenses were in employee compensation and benefits which increased $2,927,000 to $3,813,000 and commissions and clearing fees which increased $1,766,000 to $2,536,000. Net income for GS2 in 1998 was
$395,000 compared to $64,000 in 1997.
       Ziegler Asset Management, Inc. ("ZAMI"), the asset management services subsidiary of the Company, had total revenues of $3,264,000 in
1998 compared to $2,587,000 in 1997, an increase of $677,000 or 26%.  This increase was primarily due to increases in management fee income associated with increased assets under management. Assets under management at ZAMI reached $1.2 billion at September 30, 1998. Management fee income increased $756,000 to $3,141,000 in 1998. Total expenses of ZAMI were $2,430,000 in 1998 compared to $2,180,000 in 1997, an increase of
$250,000 or 11%. Increases in employee compensation and benefits and referral fees for new business are the primary reasons for the increased expenses. Net income for ZAMI in 1998 was $500,000 compared to $226,000 in 1997, an increase of $274,000 or 121%.
Other Financial Services
       Other financial service revenues primarily consist of interest income and lease income. Total revenues in 1998 of $3,003,000 decreased $279,000 or 8% from revenues from the same operations of $3,282,000 in 1997. The decrease was primarily due to a decrease in lease income related to the sale of substantially all leases in ZCSI and the phaseout of that subsidiary. Total expenses were $2,727,000 in 1998 compared to $5,326,000 in 1997, a decrease of $2,599,000 or 49%. The decrease in expenses from 1997 is primarily due to the writedown of loans receivable in the amount of $2.25 million and a writedown of $250,000 of lease receivables held by ZCO and ZCSI, respectively. Net income from other financial services was $276,000 in 1998, compared to net loss of $1,233,000 in 1997.
Nonfinancial Services
       WRR Environmental Services Co., Inc. ("WRR") is in the business of providing pollution abatement services, blending virgin chemicals on a contract basis for manufacturing firms, and recycling, reclaiming, and disposing of chemical wastes. WRR is also engaged in the sale, installation and servicing of truck equipment through a wholly-owned subsidiary. Gross revenues in 1998 were $10,245,000 compared to $8,965,000 in 1997, an increase of $1,280,000 or 14%. The gross margin for WRR was $2,660,000 in 1998, compared to $2,544,000 in 1997, an increase of $116,000 or 5%.  The gross margin percentage in 1998 was 26% compared to 28% in
1997. Higher volumes of waste recycling, remediation business and, to a lesser extent, product sales are the primary reasons for the increased sales. Increases in lower margin sales volumes and increased price competition were the reasons for the decline in gross margin percentages. Total expenses of WRR in 1998 were $1,944,000 compared to $1,987,000 in 1997, a decrease of $43,000 or 2%. The resulting net income for WRR in
1998 was $486,000 compared to $400,000 in 1997.
Liquidity and Capital Resources
       Capital expenditures for assets for the first nine months of 1998 were $4,410,000. Land, buildings and equipment, net of related depreciation and amortization, was 6% of total Company assets.
       The Company has also been reviewing the Year 2000 issue. The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company is in the process of completing its evaluation of its information technology and non-information technology systems. The evaluation of substantially all systems is expected to be completed by the end of 1998. Information has also been obtained from our vendors as to their current Year 2000 compliance or their strategy to be Year 2000 compliant. The Company began the process of Year 2000 compliance in 1997. During 1998 BCZ and ZTT completed the conversion from clearing to fully disclosed broker-dealers. This conversion relieved the Company of the necessity of converting its internal clearing systems to Year 2000 compliance. The Company has also initiated the process of updating technology as part of a larger conversion of information technology systems. As a result, it is not possible to distinguish between the costs of operational conversions and the Year 2000 preparation. Amounts associated with Year 2000 preparation are being expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.
      The impact of the Year 2000 problem on the securities industry will be material since virtually every aspect of the sale of securities and processing of transactions will be affected. Because of the interdependent nature of securities transactions, the Company may be adversely affected depending upon whether it and the entities with whom the Company interacts address this issue successfully. The Company has not yet established a contingency plan. Such a plan will be given significant consideration during 1999. Early in 1999, BCZ will be conducting Year 2000 tests with its clearing brokers and will also be working with other vendors in the testing of other systems. Further, the Company expects to have its primary systems Year 2000 compliant by the end of the second quarter of 1999. The consideration of contingency planning measures will be evaluated at that time. BCZ, ZTT, and GS2, the broker-dealer subsidiaries of the Company, were required to and have filed Form BD-Y2K with the Securities and
Exchange Commission providing information related to Year 2000 compliance which is commensurate with and expands upon the information above.
       The Company has a continuing requirement for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first nine months of 1998, a total of $60,463,000 of notes were issued and $60,946,000 were repaid. The total balance of short-term notes outstanding was $14,543,000 as of September 30, 1998, compared to $15,034,000 as of December 31, 1997. This source of cash was used primarily to finance lending and investment activities.
       ZCSI issued bonds to the public as a source of cash prior to 1997. During the second quarter of 1998, substantially all non-cash assets of
ZCSI were sold and the proceeds used to retire all outstanding bonds. The bonds had been used to finance the purchase of lease obligations and lease financing notes. No new bonds have been issued in 1997 or 1998, nor does the Company contemplate issuing bonds from this subsidiary in the future.
       FCFC issued bonds to the public as a source of cash prior to 1996. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There are $6,665,000 of mortgage loans outstanding at September 30, 1998, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010. Total bonds outstanding at September 30, 1998 were $6,554,000. No new bonds were issued in 1998 nor does the Company plan to issue bonds in the future.
       BCZ acts as remarketing agent for approximately $1.4 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank.
In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. To assist in financing such activity, BCZ has a $70,000,000 secured revolving credit facility and an $83,000,000 uncommitted, secured borrowing facility from a syndicate of banks. A total of $52,515,000 of variable rate securities were in inventory at September 30, 1998. At September 30, 1998, BCZ had no borrowings on the committed or uncommitted lines. BCZ financed the variable rate securities with its clearing broker-dealer.
       BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, and from its clearing broker-dealer using inventory as collateral as well as intercompany borrowings from the parent, if necessary. BCZ also has a secured broker loan arrangement available through a banking relationship. At September 30, 1998, there were no amounts outstanding under the bank secured and unsecured credit facilities. Amounts outstanding under repurchase agreements were $10,324,000 and the amount due the clearing broker-dealer was $63,667,000. In each case securities are the underlying collateral for the amounts due.
       GS2 relies on an unsecured line of credit through a banking relationship and intercompany borrowings to finance its activities. Any utilization of the line of credit is generally repaid in less than seven days. At September 30, 1998 GS2 had no borrowings outstanding under the line of credit or from intercompany borrowing.
       The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
       The Company received approximately $11,000,000 in net proceeds after taxes from the sale of Ziegler Leasing Corporation in 1996. The net proceeds have been invested in short term securities. The Company will reinvest the proceeds in suitable acquisitions as described in the notes to the financial statements. The total cash anticipated to be required in the acquisition of PMC and finalization of the GS2 purchase is approximately
$10 million.  The remaining balances will be reinvested in operations of the Company.
       In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
                                     PART II
Item 1 through 4.
                Not applicable.
Item 5.  Pending Acquisition of PMC International, Inc.
                On November 4, 1998, the Company announced the signing of a merger agreement for the Company to acquire PMC International, Inc., a Denver-based investment management and consulting firm. See Note L to the Notes to Consolidated Condensed Financial Statements for additional information.
Item 6.   Exhibits and Reports on Form 8-K
          (a)   Exhibits:
                          Exhibit No.              Description
                              27                   Financial Data Schedule
          (b)  Reports on Form 8-K:
                          None
                                    SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  November 13, 1998          By /s/Peter D. Ziegler
                                         Peter D. Ziegler
                                         President
Dated:  November 13, 1998          By /s/D. Wallestad
                                         Dennis A. Wallestad
                                         Senior Vice President/CFO
                                  EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule