Form 10-Q/A
period 1998-06-30
ZIEGLER COMPANIES INC
filed 1999-03-05
CIK 109312

                                  Form 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549





  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1998

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ______


                        Commission file number 1-10854


                          THE ZIEGLER COMPANIES, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Wisconsin                                             39-1148883
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               215 North Main Street, West Bend, Wisconsin 53095
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code:  (414) 334-5521
                                                           --------------




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

                                    PART I
                                    ------

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                   ----------------------------------------
                                  (Unaudited)

                                         For the Three Months Ended
                                         --------------------------
                                           June 30,      June 30,
                                             1998          1997
                                         ------------  ------------
Revenues:
  Investment banking and
   commission income                      $14,513,176   $10,574,392
  Investment management fees                2,358,919       791,956
  Interest and dividends                    2,272,073     1,292,738
  Gross profit on chemical products           888,388       899,970
  Insurance agency                            244,269       223,688
  Other                                       964,380       809,334
                                          -----------   -----------

    Total revenues                         21,241,205    14,592,078

Expenses:
  Employee compensation and
    benefits                               11,478,848     6,861,496
  Commissions and clearing fees             1,528,876       277,093
  Communications                            1,004,287       659,818
  Occupancy and equipment                   1,442,429     1,244,031
  Promotional                                 994,462       530,433
  Professional and regulatory                 504,818       234,230
  Interest                                  1,804,722       914,725
  Other operating expenses                  1,747,726     1,440,857
                                          -----------   -----------

    Total expenses                         20,506,168    12,162,683
                                          -----------   -----------

Income before income taxes                    735,037     2,429,395

Provision for income taxes                    269,200       961,400
                                          -----------   -----------

    Net income                            $   465,837   $ 1,467,995
                                          ===========   ===========

Net income per share of common stock:
  Basic earnings per share                       $.20          $.61
  Diluted earnings per share                      .19           .60

Dividends per share                              $.13          $.13

Average number of shares outstanding:
  Basic                                     2,372,579     2,392,721
  Diluted                                   2,439,188     2,435,465


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED OPERATING STATEMENTS
                  -------------------------------------------
                                  (Unaudited)

                                        For the Six Months Ended
                                       --------------------------
                                         June 30,      June 30,
                                           1998          1997
                                       ------------  ------------
Revenues:
  Investment banking and commission
   income                              $23,505,396   $16,242,097
  Investment management fees             4,611,595     1,539,349
  Interest and dividends                 4,175,907     2,536,889
  Gross profit on chemical products      1,642,177     1,706,129
  Insurance agency                         685,424       620,182
  Other                                  1,814,804     1,666,589
                                       -----------   -----------

    Total revenues                      36,435,303    24,311,235

Expenses:
  Employee compensation and
    benefits                            20,588,323    12,638,079
  Commissions and clearing fees          2,594,393       565,174
  Communications                         2,023,091     1,337,833
  Occupancy and equipment                2,886,642     2,417,419
  Promotional                            1,843,361     1,061,466
  Professional and regulatory              900,163       539,953
  Interest                               3,297,238     1,732,064
  Provision for losses                           -     1,400,000
  Other operating expenses               3,363,102     2,879,999
                                       -----------   -----------

    Total expenses                      37,496,313    24,571,987
                                       -----------   -----------

Loss before income taxes                (1,061,010)     (260,752)

Benefit from income taxes                 (377,600)     (110,600)
                                       -----------   -----------

    Net loss                           $  (683,410)  $  (150,152)
                                       ===========   ===========

Net loss per share of common stock:
   Basic and diluted loss
     per share                               $(.29)        $(.06)

Dividends per share                          $ .26         $ .26
Average number of shares outstanding:
  Basic                                  2,371,964     2,390,549
  Diluted                                2,439,937     2,427,243


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1998           1997
                                                  -------------  -------------
ASSETS
  Cash                                            $  4,963,752   $  5,769,914
  Short-term investments                            20,231,103     22,849,551
  Bonds due and called as of July 1, 1998
    and January 1, 1998, respectively                5,209,820      6,805,665
                                                  ------------   ------------

    Total cash and cash equivalents                 30,404,675     35,425,130

  Securities inventory                             101,325,916     69,255,507
  Securities purchased under agreements to
    resell                                          13,223,750      8,240,000
  Accounts receivable -- securities sales            2,828,202      7,272,672
  Accounts receivable -- other                       6,698,625      6,660,650
  Investment in and receivables from
    affiliates                                       1,597,604      1,550,082
  Investment in leases                                       -      4,475,935
  Notes receivable                                   8,545,513     14,513,323
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $16,749,802 and $15,949,666,
    respectively                                    11,206,353      8,879,613
  Deferred income tax benefit                        2,879,146      2,327,646
  Other assets                                       8,646,810      8,876,549
                                                  ------------   ------------

    Total assets                                  $187,356,594   $167,477,107
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                        $ 16,298,130   $ 15,033,913
  Securities sold under agreements to
    repurchase                                      38,174,000      7,324,000
  Payable to customers                               4,851,110      4,668,771
  Payable to broker-dealers and clearing
    organizations                                   34,264,161        680,980
  Accounts payable                                   1,449,045      6,098,180
  Dividends payable                                          -      1,042,222
  Accrued income taxes payable                               -        329,982
  Securities sold, not yet purchased                14,124,628      7,989,062
  Notes payable to banks                             8,393,892     41,833,196
  Bonds payable                                      8,179,797     18,281,775
  Other liabilities and deferred items              10,257,805     11,900,370
                                                  ------------   ------------

    Total liabilities                              135,992,568    115,182,451
                                                  ------------   ------------

Commitments

Stockholders' equity
  Common stock, $1 par, authorized
    7,500,000 shares, issued 3,544,030               3,544,030      3,544,030
  Additional paid-in capital                         6,059,436      6,068,647
  Retained earnings                                 59,659,596     60,658,881
  Treasury stock, at cost, 1,115,576
    and 1,120,257, respectively                    (17,484,209)   (17,600,754)
  Unearned compensation                               (414,827)      (376,148)
                                                  ------------   ------------

    Total stockholders' equity                      51,364,026     52,294,656
                                                  ------------   ------------

    Total liabilities and stockholders' equity    $187,356,594   $167,477,107
                                                  ============   ============

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                  For the Six Months Ended
                                                 --------------------------
                                                   June 30,      June 30,
                                                     1998          1997
                                                 ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $   (683,410)  $  (150,152)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Depreciation and amortization                      840,355       745,890
   Provision for losses                                     -     1,400,000
   Unrealized loss on securities inventory             97,517        44,748
   Compensation expense related to restricted
    stock grants                                      168,353        77,379
   Deferred income taxes                             (551,500)     (140,000)
   Net dividend received from unconsolidated
    affiliates                                              -       307,465
   Loss on bond retirement                             94,268             -
 Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable --
     securities sales                               4,444,470     2,161,299
    Accounts receivable -- other                      (92,087)     (725,142)
    Securities inventory                          (26,032,360)   15,141,247
    Securities purchased under agreements
     to resell                                     (4,983,750)            -
    Other assets                                       11,295       603,054
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                                33,765,520     5,918,037
    Accounts payable                               (4,649,135)   (2,110,249)
    Income taxes payable                             (329,982)   (6,074,024)
    Securities sold under agreements to
     repurchase                                    30,850,000             -
    Other liabilities                              (1,553,631)   (4,200,859)
                                                 ------------   -----------

   Net cash provided by operating activities       31,395,923    12,998,693
                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Sale of equipment                                    17,125       217,215
  Principal payments received under
   leases                                             760,074     1,259,309
  Sale of leased equipment                            909,608             -
  Sale of investment in affiliate                           -       787,000
  Payments received on notes receivable             3,508,670     4,522,991
  Sale of leases and notes                          5,832,190             -
 Payments for:
  Issuance of new notes receivable                   (561,146)            -
  Capital expenditures                             (3,051,102)   (1,131,885)
                                                 ------------   -----------

   Net cash provided by investing activities     $  7,415,419   $ 5,654,630
                                                 ============   ===========

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

               -------------------------------------------------
                                  (Unaudited)

                                                  For the Six Months Ended
                                                ----------------------------
                                                  June 30,       June 30,
                                                    1998           1997
                                                -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes
   payable                                      $ 41,336,000   $ 40,728,000
  Exercise of employee stock options                  82,469        127,340
 Payments for:
  Principal payments of short-term notes
   payable                                       (40,052,000)   (40,766,000)
  Repayments of bonds payable                     (3,961,000)    (3,110,000)
  Purchase of treasury stock                        (182,167)       (32,175)
  Cash dividends paid                             (1,358,097)    (1,367,624)
  Retirement of bonds outstanding                 (6,257,698)             -
 Net repayments under bank credit facilities     (33,439,304)   (19,841,978)
                                                ------------   ------------

   Net cash used in financing activities         (43,831,797)   (24,262,437)
                                                ------------   ------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                       (5,020,455)    (5,609,114)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                               35,425,130     43,096,718
                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                   $ 30,404,675   $ 37,487,604
                                                ============   ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period                $  2,298,000   $  1,814,000
 Income taxes paid during
  the period                                    $    646,000   $  6,105,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
 Granting of restricted stock from
  treasury stock                                $    207,000   $          -


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 1998
                                 -------------


Note A -- Basis of Presentation
------    ---------------------

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

Note B -- Commitments and Contingent Liabilities
------    --------------------------------------

     In the normal course of business, B. C. Ziegler and Company (BCZ) and GS/2/ Securities, Inc. (GS/2/) enter into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $27,840,000 of firm underwriting commitments outstanding at June 30, 1998. GS/2/ had no firm underwriting commitments outstanding at June 30, 1998.

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

Note C -- Stock-Based Compensation Plans
------    ------------------------------

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

Note D -- Net Capital Requirements and Customer Reserve Accounts
------    ------------------------------------------------------

     As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and GS/2/ Securities, Inc. (GS/2/) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The basic concept of the rule is liquidity, requiring a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 1998, is as follows:

                                    BCZ         ZTT        GS/2/
                                -----------  ----------  ----------
      Aggregate indebtedness    $50,990,000  $  653,000  $1,500,000
      Net capital               $ 8,498,000  $1,873,000  $  466,000
      Ratio of aggregate
       indebtedness to
       net capital                6.00 to 1    .35 to 1   3.21 to 1
      Required net capital      $ 3,399,000  $  250,000  $  100,000

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

Note E -- Investment in Ziegler Mortgage Securities, Inc. II
------    --------------------------------------------------

     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                               For the Three Months Ended
                                               --------------------------
                                                June 30,       June 30,
                                                  1998           1997
                                                --------      ----------
     Revenues -
       Interest                                  $960,192     $2,142,821
       Gain on sale/redemption of
        mortgage certificates                      25,441         85,042
                                                 --------     ----------
         Total revenues                           985,633      2,227,863
                                                 --------     ----------

     Expenses -
       Interest                                   878,025      2,021,195
       Amortization of bond issuance costs         40,635        109,394
       Management fees                             43,270         59,177
       Other                                       23,703         38,097
                                                 --------     ----------
         Total expenses                           985,633      2,227,863
                                                 --------     ----------

     Net income                                  $     --     $       --
                                                 ========     ==========

                                              For the Six Months Ended
                                              ------------------------
                                                June 30,     June 30,
                                                  1998         1997
                                               ----------   ----------
     Revenues -
       Interest                                $2,255,947   $4,288,011
       Gain on Sale/Redemption of
         Mortgage Certificates                  1,054,747      104,087
                                               ----------   ----------
         Total Revenues                         3,310,694    4,392,098
                                               ----------   ----------

     Expenses -
       Interest                                 2,087,179    4,034,517
       Amortization of bond issuance costs      1,071,202      151,155
       Management fees                             24,091      144,083
       Other                                      128,222       62,343
                                               ----------   ----------
         Total expenses                         3,310,694    4,392,098
                                               ----------   ----------
     Net income                                $       --   $       --
                                               ==========   ==========

     BCZ purchased approximately $39,579,000 of mortgage certificates from ZMSI II in February, 1998. ZMSI used the proceeds from the sale to call $39,570,000 of bonds which were outstanding.

Note F -- Securities Inventory
------    --------------------

     Securities inventory consisted of the following:

                                                June 30,    December 31,
                                                  1998          1997
                                              ------------  ------------
     Municipal bond issues                    $ 32,046,534   $54,481,670
     Collateralized mortgage obligations         5,232,793     9,300,821
     Corporate bond issues                      14,318,311     1,742,008
     U.S. government and agency securities      42,095,469            --
     Institutional bond issues                   2,676,588     2,165,128
     Preferred stock                             3,542,919       401,766
     Other securities                            1,413,302     1,164,114
                                              ------------   -----------
                                              $101,325,916   $69,255,507
                                              ============   ===========

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

Note G -- Securities Sold, Not Yet Purchased
------    ----------------------------------

     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                   June 30,         December 31,
                                                     1998               1997
                                                     ----               ----

     U.S. government and agency securities       $14,124,628        $ 7,989,062

Note H -- Payable to Broker-Dealers and Clearing Organizations
------    ----------------------------------------------------

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

Note I -- Notes Payable to Banks
------    ----------------------

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

Note J -- Ziegler Collateralized Securities, Inc.
------    ---------------------------------------

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

     Summarized balance sheet information of ZCSI as of June 30, 1998 and December 31, 1997 and income statements for the six month periods ended June 30, 1998 and 1997 are as follows:

                                   Balance Sheets as of:
                                   ---------------------------
                                    June 30,     December 31,
                                      1998           1997
                                   -----------  --------------

      Investment in leases           $     --     $ 4,475,934
      Notes receivable                203,322       4,203,967
      Other assets                    594,170       2,454,051
                                     --------     -----------

          Total assets               $797,492     $11,133,952
                                     ========     ===========


      Bonds payable                  $     --     $ 8,829,000
      Other liabilities               787,492       2,294,952
                                     --------     -----------

          Total liabilities           787,492      11,123,952

      Stockholder's equity             10,000          10,000
                                     --------     -----------

          Total liabilities and
           stockholder's equity      $797,492     $11,133,952
                                     ========     ===========

                                   Income Statements for the
                                        Six Months Ended
                                        ----------------
                                    June 30,        June 30,
                                      1998            1997
                                    ---------       ---------

      Lease income                   $129,546       $327,054
      Interest income                 189,999        325,147
                                     --------       ---------

          Total income                319,545         652,201
                                     --------       ---------

      Interest expense                303,244         528,975
      Management fee (subsidy)        (69,879)         (6,759)
      Other expenses                   86,180         129,985
                                     --------       ---------

          Total expenses              319,545         652,201
                                     --------       ---------

      Net income                     $     --       $      --
                                     ========       =========

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

Note K -- Earnings per Share
------    ------------------

     The following reconciles the numerators and denominators of the basic and diluted EPS computations for net income (loss) for the following periods:

                                         For the Three Months Ended
                                        ----------------------------
                                          June 30,       June 30,
                                            1998           1997
                                        -------------  -------------

Net income                                $  465,837     $1,467,995
                                          ==========     ==========

Basic
-----
Weighted average shares outstanding        2,372,579      2,392,721
                                          ==========     ==========

Basic earnings per share                  $      .20     $      .61
                                          ==========     ==========

Diluted
-------
Weighted average shares outstanding-
 Basic                                     2,372,579      2,392,721
Effect of dilutive securities:
 Restricted stock                             31,597         28,211
 Employee stock purchase plan                 14,632          9,482
 Stock options                                20,380          5,051
                                          ----------     ----------

Weighted average shares outstanding-
 Diluted                                   2,439,188      2,435,465
                                          ==========     ==========

Diluted earnings per share                $      .19     $      .60
                                          ==========     ==========

                                         For the Six Months Ended
                                         -------------------------
                                          June 30,       June 30,
                                            1998           1997
                                          --------       --------

Net loss                                  $ (683,410)    $ (150,152)
                                          ==========     ==========

Basic
-----
Weighted average shares outstanding        2,371,964      2,390,549
                                          ==========     ==========

Basic loss per share                      $     (.29)    $     (.06)
                                          ==========     ==========

Diluted
-------
Weighted average shares outstanding-
 Basic                                     2,371,964      2,390,549
Effect of dilutive securities:
 Restricted stock                             30,085         27,196
 Employee stock purchase plan                 21,508          3,889
 Stock options                                16,380          5,609
                                           ---------      ---------

Weighted average shares outstanding-
 Diluted                                   2,439,937      2,427,243
                                           =========      =========

Diluted loss per share                    $     (.29)    $     (.06)
                                          ==========     ==========

Options to purchase 50,000 shares of common stock at $19 per share were outstanding during the three and six month periods ended June 30, 1998, but were not included in the computation of diluted EPS because the performance requirements for exercise of the options had not been met. The options, which expire on June 30, 2007, were still outstanding at June 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

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

     This amendment is being filed to reflect the Company's determination that $1,300,000 of cash received and recognized as revenue by its B.C. Ziegler and Company subsidiary in the second quarter for certain hedging services actually should have been taken into revenue over an extended period of time as future contingencies are met.

     All references to 1998 and 1997 in this section of the results of operations refer to the three months ended June 30, unless otherwise noted. Total revenues of the Company in 1998 were $21,241,000 compared to $14,592,000 in 1997, an increase of $6,649,000 or 46%. Expenses of the Company in 1998 were $20,506,000 compared to $12,163,000 in 1997, an increase of $8,343,000 or 69%.
The provision for income taxes was $269,000 in 1998 and $961,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. Net income of the Company in 1998 was $466,000 compared to $1,468,000 in 1997, a decrease of $1,002,000 or 68%. The basic and diluted earnings per share were $.20 and $.19 in 1998 as compared to $.61 and $.60 in 1997. The changes in revenues, operating expenses, and net income were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.

Investment Banking, Broker-Dealer and Asset Management Activities
-----------------------------------------------------------------

     B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $14,114,000 in 1998 compared to $10,393,000 in 1997, an increase of $3,721,000 or 36%. The increase was due to several factors. Underwriting revenues increased $1,365,000 or 21% to $7,927,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments on an agency basis. BCZ experienced a higher level of bond refunding underwritings as municipalities took advantage of the lower interest rates to reduce their overall borrowing costs. Commission income increased $700,000 or 40% to $2,444,000 due to a substantial increase in other financial product sales, primarily mutual funds. Trading profits increased $117,000 or 12% to $1,055,000 due to the addition of several new trading areas to BCZ and a greater emphasis on secondary trading as a source of customer service to institutional clients. Interest income also increased $1,288,000 or 267% to $1,729,000 due to substantially higher inventory levels. Insurance agency and other revenues did not change significantly.

     Total expenses of BCZ were $14,099,000 in 1998 compared to $8,961,000 in 1997, an increase of $5,138,000 or 57%. Employee compensation and benefits increased $2,876,000 in 1998 to $8,729,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and trading areas, and an increase in the accrual for incentive compensation. Interest expense increased $1,096,000 to $1,418,000, primarily due to higher inventories of variable rate demand notes, U.S. Government Agency Securities, and secondary market issues and the related borrowing to finance this inventory. The remaining expense increases were primarily a function of expanding offices and activities. BCZ had net income of $37,000 in 1998 compared to net income of $867,000 in 1997.

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

     GS/2/ Securities, Inc. ("GS/2/"), an equity investment banking, research, asset management and broker-dealer business, had total revenues in 1998 of $3,290,000. Its primary sources of revenue were investment advisory fees of $1,316,000, commission income of $750,000 and investment banking fees of $1,027,000. Total expenses of GS/2/ were $3,044,000. The largest expense categories were employee compensation and benefits of $1,743,000 and brokerage commission and clearing fees of $851,000. Net income for GS/2/ was $139,000 in 1998. GS/2/ was not a part of the Company in the second quarter of 1997.

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

Other Financial Services
------------------------

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

Nonfinancial Services
---------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                    Results of Operations - Six Months Ended
                       June 30, 1998 versus June 30, 1997


     All references to 1998 and 1997 in this section of the results of operations refer to the six months ended June 30, unless otherwise noted. Total revenues of the Company in 1998 were $36,435,000 compared to $24,311,000 in 1997, an increase of $12,124,000 or 50%. Expenses of the Company in 1998 were $37,496,000 compared to $24,572,000 in 1997, an increase of $12,924,000 or 53%.
The benefit from income taxes was $378,000 in 1998 as compared to a benefit from income taxes of $111,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. Net loss of the Company in 1998 was $683,000 compared to a net loss of $150,000 in 1997. The basic and diluted loss per share were $.29 in 1998 compared to $.06 in 1997. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.

Investment Banking, Broker-Dealer and Asset Management Activities
-----------------------------------------------------------------

     B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $22,893,000 in 1998 compared to $15,972,000 in 1997, an increase of $6,921,000 or 43%. The increase was due to several factors. Underwriting revenues increased $1,988,000 or 24% to $10,348,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments on an agency basis. An increased volume of underwritings is the primary reason for the increase. Many new issues were for bond refundings as municipalities took advantage of the lower interest rate environment. Commission income increased $1,681,000 or 50% to $5,033,000 due to a substantial increase in other financial product sales, primarily mutual funds. Trading profits increased $888,000 or 47% to $2,759,000 due to the addition of several new trading areas to BCZ and a greater emphasis on secondary trading as a source of customer service to institutional clients. Interest income also increased $2,057,000 or 229% to $2,956,000 due to substantially higher inventory levels. Insurance agency and other revenues did not change significantly.

     Total expenses of BCZ were $25,558,000 in 1998 compared to $18,068,000 in 1997, an increase of $7,490,000 or 41%. Employee compensation and benefits increased $5,013,000 in 1998 to $15,631,000 primarily due to increases in commission expense related to higher sales volumes, new hires for the secondary sales and trading areas, and an increase in the accrual for incentive compensation. Interest expense increased $1,906,000 to $2,395,000, primarily due to higher inventories of variable rate demand notes, U.S. government agency securities, and other secondary market issues and the related borrowing to finance this inventory. The remaining expense increases were primarily a function of expanding offices and activities. BCZ had a net loss of $1,646,000 in 1998 compared to a net loss of $1,258,000 in 1997. The results in the prior year period included a $1,400,000 before tax settlement on a defaulted bond issue underwritten by BCZ in 1989.

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

     GS/2/ Securities, Inc. ("GS/2/"), an equity investment banking, research, asset management and broker-dealer business, had total revenues of $5,679,000 for the first six months. Its primary sources of revenue were investment advisory fees of $2,588,000, commission income of $1,331,000 and investment banking fees of $1,417,000. Total expenses of GS/2/ were $5,205,000. The largest expense categories were employee compensation and benefits of $2,846,000 and brokerage commission and clearing fees of $1,575,000. Net income for GS/2/ was $264,000 in 1998. GS/2/ was not a part of the Company in the first six months of 1997.

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

Other Financial Services
------------------------

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

Nonfinancial Services
---------------------

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

Liquidity and Capital Resources
-------------------------------

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

     ZTT and GS/2/ rely on unsecured lines of credit through their banking relationships and intercompany borrowings to finance their activities. Any utilization of those lines of credit is generally repaid in less than seven days. At June 30, 1998 ZTT and GS/2/ had no borrowings outstanding under their respective lines of credit.

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

                                    PART II
                                    -------


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

        1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                      Grant       Withhold
                                    ---------     --------

            P. D. Ziegler           1,944,547      11,111
            F. J. Wenzel            1,951,924       3,734
            P. R. Kellogg           1,952,124       3,534
            D. A. Carlson, Jr.      1,952,397       3,261

            The following directors continued in office: S. A. Roell, B. C. Ziegler III, J. C. Frueh, and J. R. Green.

        2.  Approval of incentive compensation program:

               Broker
                                    For       Against    Abstain    Nonvotes
                                 ---------    -------    -------    --------
                                 1,569,732     12,361     82,134     291,431

        3.  Retention of Arthur Andersen LLP as auditors:

                                    For       Against    Abstain
                                 ---------    -------    -------
                                 1,925,586     27,141     2,931

Item 5.     Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                       Exhibit No.        Description

                          27              Financial Data Schedule

           (b)   Reports on Form 8-K:
           None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE ZIEGLER COMPANIES, INC.



Dated: March 4, 1999              By /s/ Peter D. Ziegler
                                     -------------------------------
                                         Peter D. Ziegler
                                         President


Dated: March 4, 1999              By /s/ Jeffrey C. Vredenbregt
                                     -------------------------------
                                         Jeffrey C. Vredenbregt
                                         Vice President

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                            Description
-------                           -----------
 27                               Financial Data Schedule

                                       25