Form 10-Q/A
period 1998-09-30
ZIEGLER COMPANIES INC
filed 1999-03-05
CIK 109312

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


                        Commission file number 1-10854


                          THE ZIEGLER COMPANIES, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Wisconsin                                  39-1148883
-------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


               215 North Main Street, West Bend, Wisconsin  53095
         -------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


      Registrant's telephone number, including area code:  (414) 334-5521
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

                                           For the Three Months Ended
                                         ------------------------------
                                         September 30,   September 30,
                                              1998            1997
                                         --------------  --------------
Revenues:
  Investment banking and commission
    income                                 $11,765,138     $10,331,634
  Investment management and
    advisory fees                            2,294,304       1,870,087
  Interest and dividends                     2,488,725       1,165,748
  Gross profit on chemical products          1,018,127         838,336
  Insurance agency                             243,179         258,074
  Other                                        522,884       1,044,404
                                           -----------     -----------

    Total revenues                          18,332,357      15,508,283

Expenses:
  Employee compensation and benefits         9,997,473       8,317,021
  Commissions and clearing fees              1,891,782       1,055,076
  Communications                               825,585         732,207
  Occupancy and equipment                    1,402,473       1,261,475
  Promotional                                1,043,485         661,650
  Professional and regulatory                  259,777         267,498
  Interest                                   2,176,016         674,472
  Provision for losses                               -       2,500,000
  Other operating expenses                   1,460,999       1,619,951
                                           -----------     -----------

    Total expenses                          19,057,590      17,089,350
                                           -----------     -----------

Loss before income taxes                      (725,233)     (1,581,067)

Benefit from income taxes                     (246,400)       (641,700)
                                           -----------     -----------

    Net loss                               $  (478,833)    $  (939,367)
                                           ===========     ===========

Net loss per share of common stock:
    Basic and diluted loss per share             $(.20)          $(.39)

Dividends per share                              $   -           $ .13

Average number of shares outstanding:
  Basic                                      2,372,343       2,400,494
  Diluted                                    2,417,389       2,472,398


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED OPERATING STATEMENTS
                  -------------------------------------------
                                  (Unaudited)

                                           For the Nine Months Ended
                                         ------------------------------
                                         September 30,   September 30,
                                              1998            1997
                                         --------------  --------------
Revenues:
  Investment banking and commission
   income                                  $35,270,535     $26,573,731
  Investment management and
    advisory fees                            6,905,897       3,409,436
  Interest and dividends                     6,664,632       3,702,637
  Gross profit on chemical products          2,660,304       2,544,465
  Insurance agency                             928,603         878,256
  Other                                      2,337,688       2,710,993
                                           -----------     -----------

    Total revenues                          54,767,659      39,819,518

Expenses:
  Employee compensation and benefits        30,585,796      20,955,100
  Commissions and clearing fees              4,486,175       1,620,250
  Communications                             2,848,676       2,070,040
  Occupancy and equipment                    4,289,114       3,678,894
  Promotional                                3,082,686       1,723,116
  Professional and regulatory                  964,100         807,451
  Interest                                   5,473,254       2,406,536
  Provision for losses                               -       3,900,000
  Other operating expenses                   4,824,101       4,499,951
                                           -----------     -----------

    Total expenses                          56,553,902      41,661,338
                                           -----------     -----------

Loss before income taxes                    (1,786,243)     (1,841,820)

Benefit from income taxes                     (624,000)       (752,300)
                                           -----------     -----------

    Net loss                               $(1,162,243)    $(1,089,520)
                                           ===========     ===========

Net loss per share of common stock:
    Basic and diluted loss per share             $(.49)          $(.46)

Dividends per share                               $.26            $.39

Average number of shares outstanding:
  Basic                                      2,372,090       2,393,864
  Diluted                                    2,428,934       2,443,478


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                 September 30,   December 31,
                                                      1998           1997
                                                 --------------  -------------
ASSETS
  Cash                                            $  4,327,235   $  5,769,914
  Short-term investments                            25,343,404     22,849,551
  Bonds due and called as of January 1, 1998                 -      6,805,665
                                                  ------------   ------------

      Total cash and cash equivalents               29,670,639     35,425,130

  Securities inventory                              91,127,223     69,255,507
  Securities purchased under agreements
    to resell                                       19,160,049      8,240,000
  Accounts receivable -- securities sales                    -      7,272,672
  Accounts receivable -- other                       6,908,782      6,660,650
  Investment in and receivables from
    affiliates                                       1,660,496      1,550,082
  Investment in leases                                       -      4,475,935
  Notes receivable                                   7,531,560     14,513,323
  Other investments                                 29,635,465              -
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $17,107,174 and $15,949,666, respectively       12,194,860      8,879,613
  Deferred income tax benefit                        3,387,471      2,327,646
  Other assets                                       7,761,304      8,876,549
                                                  ------------   ------------

      Total assets                                $209,037,849   $167,477,107
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                        $ 14,542,839   $ 15,033,913
  Securities sold under agreements
    to repurchase                                   39,788,000      7,324,000
  Payable to customers                                 720,426      4,668,771
  Payable to broker-dealers and clearing
    organizations                                   63,876,205        680,980
  Accounts payable                                   1,345,316      6,098,180
  Dividends payable                                          -      1,042,222
  Accrued income taxes payable                               -        329,982
  Securities sold, not yet purchased                19,373,640      7,989,062
  Notes payable to banks                               816,294     41,833,196
  Bonds payable                                      6,922,309     18,281,775
  Other liabilities and deferred items              11,177,787     11,900,370
                                                  ------------   ------------

      Total liabilities                            158,562,816    115,182,451
                                                  ------------   ------------

  Commitments

  Stockholders' equity
   Common stock, $1.00 par,
    authorized 7,500,000 shares,
    issued 3,544,030 shares                          3,544,030      3,544,030
  Additional paid-in capital                         6,058,808      6,068,647
  Retained earnings                                 58,866,375     60,658,881
  Treasury stock, at cost, 1,128,398
    and 1,120,257 shares, respectively             (17,708,578)   (17,600,754)
  Unearned compensation                               (285,602)      (376,148)
                                                  ------------   ------------

        Total stockholders' equity                  50,475,033     52,294,656
                                                  ------------   ------------

        Total liabilities and stockholders'
          equity                                  $209,037,849   $167,477,107
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

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                          For the Nine Months Ended
                                                    -------------------------------------
                                                    September 30,           September 30,
                                                         1998                    1997
                                                    -------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (1,162,243)            $(1,089,520)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                    1,259,092               1,114,421
      Provision for losses                                     -               2,500,000
      Unrealized loss (gain) on securities
        inventory                                        464,740                 (53,198)
      Gain on sale of other investments                  (73,853)                      -
      Compensation expense related to
        restricted stock grants                          297,578                 115,389
      Deferred income taxes                           (1,059,825)                (94,999)
      Net dividends received from
        unconsolidated affiliates                              -                 356,965
      Loss on bond retirement                             94,268                       -
  Changes in assets and liabilities:
    Decrease/(Increase) in -
      Securities inventory                           (10,951,878)             19,362,779
      Accounts receivable -- securities sales          7,272,672               3,692,615
      Accounts receivable -- other                      (352,292)               (366,454)
      Securities purchased under agreements
        to resell                                    (10,920,049)                      -
      Other assets                                       510,323                 299,365
    Increase/(Decrease) in -
      Payable to customers and broker-dealers         59,246,880                 434,251
      Accounts payable                                (4,752,864)              1,147,755
      Income taxes payable                              (329,982)             (7,348,280)
      Other liabilities                                 (621,941)             (1,815,961)
                                                       ---------               ---------

            Net cash provided by operating
              activities                              38,920,626              18,255,128

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                                     17,125                       -
    Principal payments received under leases             779,645               1,850,432
    Sale of leased equipment                             924,652                 223,991
    Payments received on notes receivable              4,813,508               6,123,185
    Sale of investment in affiliate                            -                 825,000
    Cash acquired in purchase of GS/2/                         -                 600,196
    Sale of leases and notes                           5,832,190                       -
    Sales/paydowns of other investments               10,016,893                       -
  Payments for:
    Issuance of new notes receivable                    (561,146)                      -
    Purchase of other investments                    (39,578,505)                      -
    Capital expenditures                              (4,409,699)             (1,958,960)
                                                      ----------               ---------

            Net cash provided by (used in)
              investing activities                   (22,165,337)              7,663,844

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

               -------------------------------------------------
                                  (Unaudited)

                                                        For the Nine Months Ended
                                                      -----------------------------
                                                      September 30,   September 30,
                                                           1998            1997
                                                      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes payable               $ 60,463,000    $ 55,312,000
    Exercise of employee stock options                       85,965         127,339

  Payments for:
    Principal payments of short-term notes payable      (60,946,000)    (58,998,000)
    Repayments of bonds payable                          (5,219,000)     (4,112,000)
    Purchase of treasury stock                             (410,660)     (1,473,010)
    Cash dividends paid                                  (1,672,485)     (1,689,950)
    Retirement of bonds outstanding                      (6,257,698)
  Net payments under bank credit
    facilities                                          (41,016,902)    (21,875,023)
  Net receipts on securities sold under agreements
    to repurchase                                        32,464,000               -
                                                       ------------    ------------

            Net cash used in financing
              activities                                (22,509,780)    (32,708,644)
                                                       ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (5,754,491)     (6,789,672)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 35,425,130      43,096,718
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 29,670,639    $ 36,307,046
                                                       ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                    $  5,132,000    $  2,539,000
    Income taxes paid during the period                $    755,000    $  6,721,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Granting of restricted stock from
    treasury stock                                     $    207,000    $          -
  Treasury stock issued for acquisition
      of GS/2/                                         $          -    $  1,375,000



     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 30, 1998
                              ------------------

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

Note B -- Commitments and Contingent Liabilities
------    --------------------------------------

     In the normal course of business, B. C. Ziegler and Company (BCZ) and GS/2/ Securities, Inc. (GS/2/) enter into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $7,027,000 of firm underwriting commitments outstanding at September 30, 1998. GS/2/ had no firm underwriting commitments outstanding at September 30, 1998.

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

                                    BCZ         ZTT        GS/2/
                                -----------  ----------  ----------

      Aggregate indebtedness    $ 8,207,000  $  682,000  $1,487,000
      Net capital               $   707,000  $1,942,000  $  534,000
      Ratio of aggregate
       indebtedness to
       net capital               11.61 to 1    .35 to 1   2.78 to 1
      Required net capital      $   547,000  $  250,000  $  100,000

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

Note E -- Investment in Ziegler Mortgage Securities, Inc. II
------    --------------------------------------------------

     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                         For the Three Months Ended
                                        ----------------------------
                                        September 30,  September 30,
                                           1998           1997
                                        -------------  -------------
      Revenues -
         Interest                         $  939,324     $2,066,050
         Gain on sale/redemption of
            mortgage certificates             23,431        200,345
                                          ----------     ----------
            Total revenues                   962,755      2,266,395
                                          ----------     ----------
      Expenses -
        Interest                             860,791      1,956,502
        Amortization of bond
         issuance costs                       36,423        136,074
        Management fees                       53,004        143,808
        Other                                 12,537         30,011
                                          ----------     ----------
            Total expenses                   962,755      2,266,395
                                          ----------     ----------
      Net income                          $        -     $        -
                                          ==========     ==========

                                         For the Nine Months Ended
                                        ----------------------------
                                        September 30,  September 30,
                                           1998           1997
                                        -------------  -------------
      Revenues -
         Interest                         $3,195,271     $6,354,062
         Gain on sale/redemption of
           mortgage certificates           1,078,178        304,432
                                          ----------     ----------
           Total revenues                 $4,273,449     $6,658,494
                                          ----------     ----------
      Expenses -
        Interest                           2,947,970      5,991,020
        Amortization of bond
         issuance costs                    1,107,625        287,229
        Management fees                       77,095        287,891
        Other                                140,759         92,354
                                          ----------     ----------
          Total expenses                   4,273,449      6,658,494
                                          ----------     ----------
      Net income                          $        -     $        -
                                          ==========     ==========

Note F -- Securities Inventory
------    --------------------

     Securities inventory consisted of the following:

                                              September 30,  December 31,
                                                  1998           1997
                                              -------------  ------------
     Municipal bond issues                     $72,471,400   $54,481,670
     Mortgage and asset backed securities       13,909,117     9,300,821
     Corporate bond issues                       1,260,067     1,742,008
     Institutional bond issues                     209,565     2,165,128
     Preferred stock                             2,454,021       401,766
     Other securities                              823,053     1,164,114
                                               -----------   -----------
                                               $91,127,223   $69,255,507
                                               ===========   ===========

     U.S. government agency securities consisting of collateralized mortgage obligations totaling $39,579,000 were purchased by BCZ from ZMSI-II in February, 1998. In July, 1998, BCZ sold these securities to the parent (ZCO) at cost which approximated par value. As the result of sales of some securities and repayments of principal on the underlying mortgage obligations for securities still held the total volume of securities has declined. Because of the nature of the underlying mortgage obligations, the true market value is difficult to determine, but management believes the market values approximate par value. ZCO carries these U.S. government agency securities as other investments on the balance sheet, totaling $29,635,000 at September 30, 1998. Coincident with purchasing these securities, ZCO entered into a repurchase agreement under which ZCO is able to benefit from the spread between current short-term interest rates and the yields on the associated U.S. government agency securities.

Note G -- Securities Sold, Not Yet Purchased
------    ----------------------------------

     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:

                                             September 30,  December 31,
                                                 1998           1997
                                             -------------  ------------
     U.S. government and agency securities    $19,373,640    $7,989,062

Note H -- Payable to Broker-Dealers and Clearing Organizations
------    ----------------------------------------------------

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

     Summarized balance sheet information of ZCSI as of September 30, 1998 and December 31, 1997 and income statements for the nine month periods ended September 30, 1998 and 1997 are as follows:

                                     Balance Sheets as of:
                                 -----------------------------
                                 September 30,    December 31,
                                     1998             1997
                                 -------------    ------------
   Investment in leases             $      -       $ 4,475,934
   Notes receivable                  178,301         4,203,967
   Other assets                       81,885         2,454,051
                                    --------       -----------
     Total assets                   $260,186       $11,133,952
                                    ========       ===========
   Bonds payable                    $      -       $ 8,829,000
   Other liabilities                 250,186         2,294,952
                                    --------       -----------
     Total liabilities               250,186        11,123,952

   Stockholder's equity               10,000            10,000
                                    --------       -----------
     Total liabilities and
       stockholder's equity         $260,186       $11,133,952
                                    ========       ===========

                               Income Statements for the
                                   Nine Months Ended
                             -----------------------------
                             September 30,   September 30,
                                 1998            1997
                             --------------  -------------
     Lease income               $136,438        $471,744
     Interest income             187,894         457,809
                                --------        --------
      Total income               324,332         929,553
                                --------        --------
     Interest expense            306,567         754,219
     Management subsidy          (68,809)        (17,049)
     Other expenses               86,574         192,383
                                --------        --------
      Total expenses             324,332         929,553
                                --------        --------
     Net income                 $      -        $      -
                                ========        ========

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

Note K -- Earnings per Share
------    ------------------

     The following reconciles the numerators and denominators of the basic and diluted EPS computations for the net losses for the following periods:

                                          For the Three Months Ended
                                        ------------------------------
                                        September 30,   September 30,
                                             1998            1997
                                        --------------  --------------

Net loss                                  $  (478,833)    $  (939,367)
                                          ===========     ===========

Basic
---------------
Weighted average shares outstanding         2,372,343       2,400,494
                                          ===========     ===========

Basic earnings per share                  $      (.20)    $      (.39)
                                          ===========     ===========

Diluted
---------------
Weighted average shares outstanding-
 Basic                                      2,372,343       2,400,494
Effect of dilutive securities:
 Restricted stock                              26,461          30,688
 Employee stock purchase plan                   9,368          28,565
 Stock options                                  9,217          12,651
                                          -----------     -----------

Weighted average shares outstanding-
 Diluted                                    2,417,389       2,472,398
                                          ===========     ===========

Diluted earnings per share                $      (.20)    $      (.39)
                                          ===========     ===========

                                          For the Nine Months Ended
                                        ------------------------------
                                        September 30,   September 30,
                                              1998            1997
                                         ------------    ------------

Net loss                                  $(1,162,243)    $(1,089,520)
                                          ===========     ===========

Basic
---------------
Weighted average shares outstanding         2,372,090       2,393,864
                                          ===========     ===========

Basic earnings per share                  $      (.49)    $      (.46)
                                          ===========     ===========

Diluted
---------------
Weighted average shares outstanding-
 Basic                                      2,372,090       2,393,864
Effect of dilutive securities:
 Restricted stock                              24,264          28,500
 Employee stock purchase plan                  16,465          12,499
 Stock options                                 16,115           8,615
                                          -----------     -----------

Weighted average shares outstanding-
 Diluted                                    2,428,934       2,443,478
                                          ===========     ===========

Diluted earnings per share                $      (.49)    $      (.46)
                                          ===========     ===========

Options to purchase 50,000 shares of common stock at $19 per share were outstanding during the three and nine month periods ended September 30, 1998, but were not included in the computation of diluted EPS because the performance requirements for exercise of the options had not been met. The options, which expire on June 30, 2007, were still outstanding at September 30, 1998.

Note L -- Subsequent Event--Acquisition of PMC International, Inc.
------------------------------------------------------------------

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

Note M -- Merger of Subsidiaries
--------------------------------

     The Company intends to merge its GS/2/ subsidiary into BCZ effective January 1, 1999. GS/2/ was originally purchased July 1, 1997 for total consideration of $1,375,000 paid in Company stock. Additional contingent consideration, which would increase the purchase price and goodwill, were to be paid based upon the achievement of performance targets during the three years following the purchase. In recognition of performance to date, the Company will pay an additional 72,366 shares in Company stock and approximately $468,000 in cash in final settlement of the purchase price. The final payments will be made December 31, 1998, which will increase the purchase price and goodwill of the transaction.

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

     GS/2/ Securities, Inc. ("GS/2/"), an equity investment banking, research, and investment management business, had total revenues in 1998 of $2,526,000 compared to $2,075,000 in 1997, an increase of $451,000 or 22%. An increase in underwriting income of $397,000 was the primary reason for the increase. Total expenses of GS/2/ were $2,293,000 in 1998 and $1,952,000 in 1997, an increase of $341,000 or 17%. The primary reason for the increase was an increase in commissions and clearing fees of $191,000 to $961,000. This increase is reflective of increased transaction activity and includes both the cost of clearing transactions and the commissions to nonemployee selling brokers. Net income for GS/2/ was $131,000 in 1998 compared to $64,000 in 1997, an increase of $67,000 or 105%.

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

Other Financial Services
------------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                   Results of Operations - Nine Months Ended
                  September 30, 1998 versus September 30, 1997

     All references to 1998 and 1997 in this section of the results of operations refer to the nine months ended September 30, unless otherwise noted. Total revenues of the Company in 1998 were $54,768,000 compared to $39,820,000 in 1997, an increase of $14,948,000 or 38%. Expenses of the Company in 1998 were $56,554,000 compared to $41,661,000 in 1997, an increase of $14,893,000 or
36%. The benefit from income taxes was $624,000 in 1998 as compared to a benefit of $752,000 in 1997. The statutory federal income tax rate applicable to the Company was 34% in each of the two periods. The net loss of the Company in 1998 was $1,162,000 compared to a net loss of $1,090,000 in 1997. The basic and diluted losses per share were $.49 in 1998 compared to $.46 in 1997. The changes in revenues, operating expenses, and net income from continuing operations were primarily a reflection of factors related to investment banking and broker-dealer activities, as well as changes in the Company's nonfinancial services company, WRR Environmental Services Co., Inc. These factors, as well as the impact of other factors, are explained more fully in the information that follows.

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

Investment Banking, Broker-Dealer and Asset Management Activities
-----------------------------------------------------------------

     B. C. Ziegler and Company ("BCZ"), the principal investment banking and broker-dealer subsidiary of the Company, had total revenues of $34,553,000 in 1998 compared to $25,398,000 in 1997, an increase of $9,155,000 or 36%. The increase was due to several factors. Underwriting revenues increased $3,842,000 or 29% to $17,283,000 primarily due to an increase in municipal bond underwritings and related sales of complex financial instruments primarily on an agency basis. BCZ experienced an increased volume of bond refunding underwritings as municipalities took advantage of the lower interest rate environment. Commission income increased $1,972,000 or 27% to $7,422,000 due to a substantial increase in other financial product sales, primarily mutual funds and equity securities. Trading profits were $2,949,000 and did not change significantly from 1997. Interest income increased $3,164,000 or 239% to $4,488,000 due to substantially higher inventory levels. All other revenues did not change significantly.

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

     BCZ had a net loss of $2,990,000 in 1998 compared to a net loss of $1,228,000 in 1997. The larger loss in 1998 originated primarily in the taxable fixed income trading division. A lower than projected volume of trading combined with market conditions that created losses in inventory were the primary contributors to the BCZ loss in 1998. The taxable fixed income trading division had a loss of $3,294,000 before taxes in 1998. Included in the taxable fixed income trading division loss is an unrealized loss of $458,000 related to the effect of the market conditions on the inventory and hedge positions. Also contributing to the loss were the increased expenses of the clearing and technology conversions now taking place. Each of the conversions is part of a strategy to increase BCZ's capabilities as a broker-dealer and achieve Year 2000 compliance.

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

     GS/2/ Securities, Inc. ("GS/2/"), an equity investment banking, research, and investment management and business, had total revenues in 1998 of $8,204,000 compared to $2,075,000 in 1997, an increase of $6,129,000. GS/2/ was purchased on July 2, 1997, and was included in the results of operations for three months in 1997 whereas it is included for a full nine months in 1998. The most significant differences in revenues to the Company were in commission income which increased $1,465,000 to $2,100,000; investment banking revenue which increased $1,814,000 to $1,901,000 and investment management and advisory fees which increased $2,740,000 to $3,765,000. Total expenses of GS/2/ in 1998 were $7,498,000 compared to $1,952,000 in 1997, an increase of $5,546,000. The most significant differences in expenses were in employee compensation and benefits which increased $2,927,000 to $3,813,000 and commissions and clearing fees which increased $1,766,000 to $2,536,000. Net income for GS/2/ in 1998 was $395,000 compared to
$64,000 in 1997.

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

Other Financial Services
------------------------

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

Liquidity and Capital Resources
-------------------------------

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

     The impact of the Year 2000 problem on the securities industry will be material since virtually every aspect of the sale of securities and processing of transactions will be affected. Because of the interdependent nature of securities transactions, the Company may be adversely affected depending upon whether it and the entities with whom the Company interacts address this issue successfully. The Company has not yet established a contingency plan. Such a plan will be given significant consideration during 1999. Early in 1999, BCZ will be conducting Year 2000 tests with its clearing brokers and will also be working with other vendors in the testing of other systems. Further, the Company expects to have its primary systems Year 2000 compliant by the end of the second quarter of 1999. The consideration of contingency planning measures will be evaluated at that time. BCZ, ZTT, and GS/2/, the broker-dealer subsidiaries of the Company, were required to and have filed Form BD-Y2K with the Securities and Exchange Commission providing information related to Year 2000 compliance which is commensurate with and expands upon the information above.

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

     GS/2/ relies on an unsecured line of credit through a banking relationship and intercompany borrowings to finance its activities. Any utilization of the line of credit is generally repaid in less than seven days. At September 30, 1998 GS/2/ had no borrowings outstanding under the line of credit or from intercompany borrowing.

     The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.

     The Company received approximately $11,000,000 in net proceeds after taxes from the sale of Ziegler Leasing Corporation in 1996. The net proceeds have been invested in short term securities. The Company will reinvest the proceeds in suitable acquisitions as described in the notes to the financial statements. The total cash anticipated to be required in the acquisition of PMC and finalization of the GS/2/ purchase is approximately $10 million. The remaining balances will be reinvested in operations of the Company.

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

                            THE ZIEGLER COMPANIES, INC.



Dated: March 4, 1999        By /s/ Peter D. Ziegler
                              -------------------------------
                                 Peter D. Ziegler
                                 President



Dated: March 4, 1999        By /s/ Jeffrey C. Vredenbregt
                              --------------------------------
                                 Jeffrey C. Vredenbregt
                                 Vice President

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                      Description
------                      -----------

 27                         Financial Data Schedule