Form 10-K
period 1998-12-31
ZIEGLER COMPANIES INC
filed 1999-03-26
CIK 109312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ---------- to -----------

                         Commission file number: 0-6237

                          THE ZIEGLER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                    Wisconsin                                 39-1148883
                    ---------                                 -----------
          State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization                   Identification No.)

               215 North Main Street, West Bend, Wisconsin 53095
               -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (414) 334-5521

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                      BY NON-AFFILIATES OF THE REGISTRANT:

      As of March 1, 1999, 2,465,581 shares of Common Stock were outstanding and the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price $20.5625) on that date excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $39,868,035.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        Part of Form 10-K into Which Portions of
      Document                                 Document Are Incorporated
      --------                                 --------------------------

Portions of Annual Report to Shareholders
  for the calendar year ended December 31, 1998          Part II
Portions of Proxy Statement for 1999
  Annual Meeting of Shareholders                         Part III

                                     PART I

ITEM 1.     BUSINESS.
            ---------

General

      The Ziegler Companies, Inc. (the "Company") is a holding company which owns fourteen operating subsidiary companies. Twelve of the companies are engaged in financially oriented businesses and two other companies, as to which the Company is exploring its strategic options, are engaged in recycling, reclaiming and disposing of industrial chemicals and solvents, blending chemicals, and providing pollution abatement services. The Company's principal executive offices are at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (414) 334-5521. Except for the acquisition of PMC International, Inc. and its subsidiaries, an administrative provider of sophisticated investment management products and services, there was no material change in the scope of the business during 1998.

      The Company's financial services activities are conducted primarily through four operating segments. These operating segments are health care and senior living investment banking, retail brokerage, asset management, and taxable trading.

      The Company's health care and senior living investment banking segment includes the underwriting and marketing of debt securities for the health care industry and nonprofit senior living facilities, financial advisory services, underwriting and private placement of equity securities, structuring of complex financial products primarily on an agency basis and Federal Housing Administration loan origination in conjunction with the Company's investment banking activities. These activities are conducted through our Health Care and Senior Living Finance Investment Banking Group of B.C. Ziegler and Company ("BCZ") and Ziegler Financing Corporation ("ZFC").

      The Company's retail brokerage segment includes the activities of the full-service retail brokerage and insurance sales activities of BCZ and the discount brokerage activities of Ziegler Thrift Trading, Inc. ("ZTT"). The underwriting activities performed for churches and private schools are included as part of this business segment. The church and private school bonds underwritten by BCZ are currently marketed through the BCZ personnel.

      The Company's asset management segment includes investment advisory and related support services provided by Ziegler Asset Management, Inc. ("ZAMI"); BCZ, including the former GS2 Securities, Inc. ("GS2") which merged into BCZ on December 31, 1998; and PMC International, Inc. and its subsidiaries ("PMC"), acquired by the Company in December 1998. ZAMI provides equity and fixed-income management services to individuals, institutions, and the Principal Preservation Portfolios, the Company's proprietary family of mutual funds. The investment consulting services of GS2, now part of BCZ, include the evaluation of investment advisors, managed asset administration, trading, and account performance monitoring. The former GS2, now part of BCZ, also provides institutional equity brokerage, equity research, and equity investment banking services. For analysis purposes, all of the former GS2's operations are included within the asset management segment. PMC, not a money manager itself, provides administrative products and services to facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for clients.

      The Company's taxable trading segment includes the activities of the taxable bond and preferred stock trading groups of BCZ. Each group covers a wide spectrum of their respective securities and serves primarily institutional customers. The preferred stock trading group also makes markets in preferred stocks.

      The other activities of the Company include the financial activities associated with First Church Financing Corporation ("FCFC"), Ziegler Collateralized Securities, Inc. ("ZCSI"), and Ziegler Capital Company, LLC ("ZCC"). FCFC was organized for the purpose of issuing mortgage-backed bonds collateralized by first mortgages on church buildings and properties. FCFC has not issued bonds since 1995, nor does it anticipate doing so. ZCSI facilitated the financing of equipment leases and sales by securitizing equipment leases or notes supporting equipment leases or sales, and offering the resulting securities to the public. ZCSI sold substantially all of its portfolio of leases and notes during 1998 and does not anticipate any further activity. ZCC was formed for the purpose of acquiring, owning, financing and otherwise dealing with subordinated, participating mortgages secured by senior living facilities. ZCC discontinued its operations in 1998.

      The Company also has a nonfinancial subsidiary, WRR Environmental Services Company, Inc. ("WRR"), whose services include pollution abatement and chemical blending, as well as the recycling, reclaiming and disposing of chemical wastes.

      The Company discontinued its operations in the area of equipment leasing services to the health care industry and commercial/industrial customers as the result of the sale of its leasing subsidiary, Ziegler Leasing Corporation, on December 20, 1996. The impact of discontinued operations is included in 1996 results when substantially all of such operations were sold.

      BCZ and the Company also provide certain administrative services which are not included in any operating segment. The administrative activities of BCZ relate to support activities for all segments. The costs associated with these support activities are not currently identifiable to a specific segment nor are they currently allocated to any segment. The administrative activities of the Company are primarily related to investing and financing activities and are not specific to any operating segment.

Results of Operations - 1998 Compared to 1997

      The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                       Year Ended December 31,               Increase/
(Dollars in Thousands)                                1998                1997               (Decrease)
                                                      ----                ----               ---------
Revenues:
Health Care and Senior Living
  Investment Banking                                 $25,886             $20,950             $ 4,936
Retail Brokerage                                      21,511              19,943               1,568
Asset Management                                      17,276               8,562               8,714
Taxable Trading                                        1,594               1,483                 111
Other Activities and Intercompany                      9,516               8,756                 760
                                                     -------             -------             -------
               Total                                 $75,783             $59,694             $16,089
                                                     =======             =======             =======
Income (Loss) Before Taxes:
Health Care and Senior Living
 Investment Banking                                  $ 6,530             $ 7,556            $ (1,026)
Retail Brokerage                                         871               2,667              (1,796)
Asset Management                                         811                 371                 440
Taxable Trading                                       (7,054)                 21              (7,075)
Other Activities and Intercompany                     (5,724)            (10,060)              4,336
                                                     -------             -------             -------
               Total                                 $(4,566)         $      555             $(5,121)
                                                     =======             =======             =======

Health Care and Senior Living Investment Banking

     Health care and senior living investment banking activities generated revenues of $25,886,000 in 1998 compared to $20,950,000 in 1997, an increase of $4,936,000 or 24%. Municipal underwriting revenues increased $4,969,000 to $17,438,000 in 1998. A favorable economic environment provided for the completion of 73 underwriting transactions totaling $1.6 billion of debt securities in 1998 compared to 53 underwriting transactions totaling $1.3 billion of debt securities in 1997. Fees from financial advisory services and special products transactions decreased $956,000 to $5,081,000 in 1998 from $6,037,000 in 1997 as a result of a decline in activity in the special products area during the last half of the year associated with personnel turnover. This decrease was partially offset by increases in variable rate demand note remarketing fees, interest income, and secondary market tax-exempt trading profits.

     Total expenses of the health care and senior living investment banking activities were $19,356,000 in 1998 compared to $13,394,000 in 1997, an increase of $5,962,000 or 45%. Employee compensation and benefits increased $3,604,000 to $12,464,000 in 1998 as a result of increased investment banking activity and increased staffing. Promotional expenses increased $860,000 due to increased municipal bond underwritings and higher travel expenses. Interest expense increased $908,000 due to the cost of financing a higher level of inventory during the year. The health care and senior living investment banking segment had a net income before taxes of $6,530,000 in 1998 compared to $7,556,000 in 1997, a decrease of $1,026,000 or 14%. The decrease is attributable to the increased competition and narrowing margins in this segment as well as the increased costs of operations, primarily in the area of compensation and benefits.

Retail Brokerage

     Retail brokerage activities generated revenues of $21,511,000 in 1998 compared to $19,943,000 in 1997, an increase of $1,568,000 or 8%. This increase was the result of expanded activity primarily in two parts. BCZ retail brokerage sales activities increased $2,310,000, exclusive of church and school bond sales. This increase was mainly related to increased mutual fund sales and, to a lesser extent, equities and annuities sales. Church and school bond underwriting revenue increased $520,000 to $3,394,000 reflecting an increase in total bond issuances of $22,000,000 to approximately $80,000,000 in 1998. These bonds are sold through BCZ retail investment brokers. These increases in BCZ retail brokerage sales were offset by a decrease in commission and fee income at ZTT of $745,000 to $4,950,000 in 1998. This decrease was due to the competitive nature of pricing in the discount market and a 3% decrease in trading volume. The balance of the change in revenues was primarily related to a decrease in interest income partially offset by increases in insurance agency sales.

     Total expenses of retail brokerage activities increased $3,364,000 in 1998 to $20,640,000 from $17,276,000 in 1997. This increase is primarily attributed to $1,430,000 in additional broker commission-based compensation arising from higher transaction volumes and the related revenues of the full service retail brokerage activities of BCZ, and increased clearing charges of $1,565,000 related to the clearing of brokerage transactions by outside clearing agents for the BCZ retail brokerage group and ZTT. Prior to May 1998, clearing costs were a part of BCZ administrative overhead and were not allocated to the BCZ retail brokerage sales group. The clearing conversion activity and other organizational changes in the BCZ retail sales group accounted for the balance of the increase in expenses. The resulting net income before taxes for the retail brokerage segment decreased $1,796,000 to $871,000 in 1998 compared to $2,667,000 in 1997.

Asset Management

     Asset management activities generated revenues of $17,276,000 in 1998 compared to $8,562,000 in 1997, an increase of $8,714,000. The full year inclusion of GS2 (now merged with BCZ), the partial year inclusion of PMC, and the increases in assets under management at ZAMI were the primary reasons for the increased revenues. ZAMI assets under management increased to $1.35 billion in 1998 compared to $1.1 billion in 1997. Of these totals, the assets under management related to Principal Preservation Portfolios increased to $602 million in 1998 compared to $476 million in 1997, a 26% increase. The activities of GS2 generated increased revenues of $6,312,000 as the result of being included in the Company's operations for a full year in 1998. GS2 activities generating this revenue are for investment advisory, investment banking and brokerage services. GS2 was purchased by the Company at the beginning of July 1997. The balance of the increase is attributable to the revenues contributed by PMC, which was acquired in early December 1998. PMC revenues included in this segment were $1,131,000 for the brief period of time it was part of the Company in 1998.

     Total expenses of the asset management segment were $16,465,000 in 1998 compared to $8,190,000 in 1997, an increase of $8,275,000. The full year inclusion of GS2 in 1998 increased expenses by $6,185,000 across all categories of expenses. The inclusion of PMC added $1,195,000 of expenses, with the balance of the increase in expenses primarily related to expenses at ZAMI and administrative support activities associated with our proprietary family of mutual funds as these activities continue to grow with respect to the assets under management. The resulting net income before taxes of this segment in 1998 was $811,000 compared to $371,000 in 1997. Increased profitability at ZAMI and the former GS2, offset by a small loss at PMC for the period it was a part of the Company, are the reasons for the improved results of this operating segment in 1998.

Taxable Trading

     The revenues and profitability anticipated from an increased investment by the Company in taxable bond trading did not materialize in 1998. The increase in resources devoted to the operation in 1998 began to generate revenues early in the year. However, the adverse conditions in the bond market, especially related to asset-backed and mortgage-backed securities, caused any transactional revenues to be offset by losses associated with the inventory of securities for the segment held by the Company. Given these circumstances and the high cost of operations associated with this activity, the taxable bond trading operation was reduced by the end of 1998 and will operate at a reduced level in 1999. Future operations will focus on serving the Company's institutional client base for these products. The preferred stock trading activity was largely unchanged from 1997 to 1998.

     Taxable trading activities generated revenues of $1,594,000 and $1,483,000 in 1998 and 1997, respectively. Approximately $1,100,000 of revenues were related to the preferred stock trading operation in each year. The balance of the revenues in each year related to our taxable bond trading activity, although the revenues in 1998 are impacted by losses associated with the inventory that was sold at a loss or marked down to its current market price. The taxable bond trading activity had revenues of $506,000, which reflected $1,639,000 of interest revenue offset by $1,133,000 of net losses during 1998. Total revenues for the taxable bond trading activity were $312,000 in 1997, which included both bond trading and interest income.

     Total expenses of the taxable trading activity were $8,648,000 in 1998 compared to $1,462,000 in 1997, an increase of $7,186,000. The costs of employee compensation and benefits, including severance, increased $4,267,000 primarily to support the increased taxable bond trading activities. Interest expense increased $1,942,000 to finance the inventory held for the taxable bond trading activity. The additional increases primarily relate to other costs of the taxable bond trading activities and impact all other categories of expenses. The taxable trading segment had a loss before taxes of $7,054,000 in 1998 compared to net income before taxes of $21,000 in 1997. The taxable bond trading activity lost $7,170,000 before taxes in 1998.

Other Activities and Intercompany

     The financial activities of FCFC, ZCSI, and ZCC have been winding down. Total revenues of these activities were $1,397,000 in 1998 compared to $2,217,000 in 1997, a decrease of $820,000. Decreases in FCFC notes receivable as outstanding principal was paid, and the sales of ZCSI leases and notes receivable in June 1998, are the primary reasons for the decrease. Expenses declined $740,000 to $1,530,000 in 1998 from $2,270,000 in 1997. This decline is primarily related to a decrease in interest expense as bonds outstanding were redeemed. The combined financial activities of FCFC, ZCSI and ZCC had a net loss before taxes of $135,000 compared to a net loss before taxes of $53,000 in 1997.

     WRR, the only nonfinancial activity of the Company, had a gross margin of $3,411,000 in 1998 compared to $3,463,000 in 1997, a small decrease. Despite an increase in revenues of $1,068,000, an increase in the cost of sales of $1,120,000 more than offset the increased revenues. Product mix in 1998, which included a higher level of waste disposal services and increasing competition in the waste services market adversely affecting pricing were the causative factors. WRR's expenses increased $267,000 to $2,931,000 in 1998, primarily as the result of a $400,000 increase in the accrual for waste remediation. See
Note 16 of the Notes to Consolidated Financial Statements for additional information on waste remediation contingencies. This increase was offset by decreases in administrative expenses. As a result, net income before taxes was $592,000 in 1998 compared to $940,000 in 1997, a decrease of $348,000.

     The administrative activities of BCZ and the Parent generated revenue of $4,596,000 in 1998 compared to $2,935,000 in 1997, an increase of $1,661,000.
An increase in interest income of $1,925,000 to $2,863,000 in 1998 is the primary reason for the increase. This increase in interest income is related to investments in collateralized mortgage obligations ("CMO's") held by the Company during 1998 as explained in Note 4 of the Notes to Consolidated Financial Statements. Expenses of BCZ and Company administration decreased $3,103,000 to $10,779,000 compared to $13,882,000 in 1997. Expenses in 1997 included a one time write-down of notes receivable and a settlement of a lawsuit totaling $3,900,000 as explained in Note 17 of the Notes to Consolidated Financial Statements. The reductions in the write-down and lawsuit settlement expenses in 1997 were partially offset by interest expense incurred on the repurchase agreements financing the CMO investments described above and expenses associated with conversion of information systems and securities clearing operations in 1998. Net interest income earned on the CMO investments financed by repurchase agreements approximated $1,150,000 in 1998. The administrative activities reduced net income before taxes by approximately $6,181,000 in 1998 compared to $10,947,000 in 1997, a difference of $4,766,000. The net loss for these administrative activities reflects their roles as primarily corporate support functions.

Customers and Raw Materials

     None of the Company's businesses is subject to governmental renegotiation of profits; none is dependent on a single customer or a few customers or dependent on a single supplier of raw materials or a few suppliers of raw
materials.   In no case are patents, trademarks, licenses or franchises important other than securities, brokerage and investment advisory licenses under federal and state laws and regulations of self regulatory organizations. None of the businesses is seasonal, although commission income will fluctuate depending upon the financial condition of the U.S. securities markets. None of the businesses engages in significant operations outside the United States.

Environmental Matters

     Compliance with Federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Company and its financial services subsidiaries.

     WRR is strictly regulated by the Environmental Protection Agency and by other state and federal regulators, and holds certain licenses to handle and process hazardous wastes. The revocation of such licenses could have a material adverse effect on WRR's operations. More stringent future regulations enacted by these agencies regarding the control of air and water pollution as well as waste disposal sites could result in increased operating costs and capital expenditures.

     WRR is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and surface water control, and to remedial action under RCRA, of contaminants in ground water underneath the plant site in Eau Claire, Wisconsin.

     WRR has disposed of wastes in the past at other recycling sites, and some of these sites have or may be subject to environmental remediation under the jurisdiction of state or federal regulators. See Note 16 to the Company's Financial Statements, and Item 3 of Part I contained in this Form 10-K for a further description of such environmental matters.

Employees

     As of March 1, 1999, approximately 612 persons were employed full time and 89 persons were employed part time by the Company and its subsidiaries.

Executive Officers of the Company

     Information regarding the executive officers of the Company, which is not part of the Company's Proxy Statement for the 1999 Annual Meeting is as follows:

Name                 Age      Position
----                 ---      --------

P. D. Ziegler        49       hairman, President and Chief Executive Officer

D. A. Carlson, Jr.   52       Senior Managing Director, B.C. Ziegler and Company

R. J. Glaisner       57       Senior Managing Director, B.C. Ziegler and Company

G. G. Maclay, Jr.    51       President and Chief Executive Officer of ZAMI

S. C. O'Meara        49       Senior Vice President and General Counsel

J. C. Vredenbregt    45       Vice President-Controller, Treasurer

     The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.

     Mr. Peter D. Ziegler was elected President of the Company and BCZ on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990, and Chairman in April 1997. He previously served as Executive Vice President since January 1, 1985. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is a first cousin of Mr. B. C. Ziegler III, a Director of the Company.

     Mr. Richard J. Glaisner is Senior Managing Director, Ziegler Investment Group of B.C. Ziegler and Company. He is presently a director of Principal Preservation Portfolios, Inc. Mr. Glaisner is a nominee for director of the Company.

     Mr. Donald A. Carlson, Jr. is a Senior Managing Director of the Health Care and Senior Living Investment Banking Group of B.C. Ziegler and Company, a subsidiary of the Company. Mr. Carlson is a director of the Company.

     Mr. Geoffrey G. Maclay, Jr. began employment with the Company on January 22, 1996. He currently is President and Chief Executive Officer of ZAMI. Mr. Maclay was previously employed as a specialist in lending, marketing, planning and investments at Firstar Investment Services from 1978 through 1995, and was self-employed in the financial/strategic consulting business from February 1995 to January 1996.

     Mr. S. Charles O'Meara began employment with the Company and BCZ as Senior Vice President and General Counsel on January 15, 1993 and also serves as Secretary of the Company.

     Mr. Jeffrey C. Vredenbregt began employment May 18, 1987 and serves as Vice President, Treasurer and Controller.

Year 2000 Costs

     Information about the Company's Year 2000 is incorporated by reference from the section captioned "Year 2000" set forth on pages 36 and 37 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Statement Regarding Forward Looking Disclosure

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, environmental matters, successful management of financial and legal risks which necessarily accompany various segments of the Company's business, retention of key employees, profitable operations of the institutional trading desks, successful integration of PMC, Year 2000 issues and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct.

ITEM 2.   PROPERTIES.
          -----------

     BCZ owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries, except ZTT, PMC (and its subsidiaries) and WRR. This three-story building has approximately 77,000 square feet of space. BCZ also owns two other commercial buildings located in close proximity to its principal office building.

     BCZ Health Care and Senior Living Investment Banking Group occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 55 Brendon Way, Suite 500, Indianapolis, Indiana 46077; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596; and 8100 Professional Place, Suite 312, Landover, Maryland 20785.

     BCZ and ZAMI lease commercial office space at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4209.

     ZTT occupies leased premises at 733 Marquette Avenue, Suite 106, Minneapolis, Minnesota 55402; 332 Minnesota Street, Suite N-201, St. Paul, Minnesota 55101; Building 224-2S-34, 3M Center Building, St. Paul, Minnesota 55144; 670 McKnight Road North, Eastern Heights Bank Building, St. Paul, Minnesota 55119; 21 West Van Buren, Naperville, Illinois 60540; 10526 West Cermak, Westchester, Illinois 60154; and 17550 West Bluemound Road, Suite 200, Brookfield, Wisconsin 53045.

     PMC occupies leased premises at 555 17th Street, 14th Floor, Denver, Colorado 80202.

     All branch offices of BCZ and ZTT are located in leased premises with varying lease terms from one to five years.

     WRR owns an office building and recycling plant located at 5200 State Road 93, Eau Claire, Wisconsin 54701 which is the sole operating plant for WRR. The office building and plant buildings are located on approximately nine acres of land southeast of the city of Eau Claire. In 1994, WRR purchased an additional 19 acres of land in the vicinity of its operating plant. In 1995, through its wholly-owned subsidiary, WRR Northwest Enterprises Co., Inc., WRR purchased an approximately six acre site with improvements located at 5100 Highway 93 South, Eau Claire, Wisconsin, for use as a manufacturing, sales and service facility for truck equipment.

     BCZ owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

     Note 16 to the Consolidated Financial Statements contained in this Form 10-K refers to environmental matters pending with respect to WRR. The first environmental disclosure referred to in Note 16 is an administrative proceeding pending before the EPA, Region 5, Docket #V-W-96-C-343. The second site referred to is not in litigation, but remediation work is being performed by various waste generators at the site under the supervision of the DNR. The third site referred to is pending in the United States District Court for the Northern District of Indiana, Case No. 2:97 CV 372JM.

     Many of the foregoing legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of the Company's management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the Company but could be material to results of operations or cash flows for a particular quarter or annual period.

     Other than as mentioned above, neither the Company nor any of its subsidiaries is a party to material litigation, other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year 1998 to a vote of security holders.


                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          --------

     The Company's Common Stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's Common Stock on the American Stock Exchange for each quarter during the Company's 1998 and 1997 fiscal years and information about the cash dividends paid on the Company's Common Stock for each quarter during 1998 and 1997 may be found on page 40 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference. On March 1, 1999, the average of the bid and ask price of the Company's Common Stock was $20.5625. As of March 1, 1999, the Company had 422 record holders of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------
     Page references to the Company's 1998 Annual Report in this Part II refer to the hard copy print report, and not to pages on the SEC's electronic file system, EDGAR.

     Information about the Company's operating revenue, net income, earnings per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1994 through 1998 may be found on page 38 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

     Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1998, 1997 and 1996 may be found on pages 29 through 37 of the Company's 1998 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
        ----------------------------------------------------------

     Market risk to the Company arises from exposure to changes in interest rates, and other relevant market rate or price risk which impact an instrument's financial value. The Company is exposed to market risk from changes in interest rates through its trading and non-trading activities. To strive to reduce such risks, the Company selectively uses hedging strategies which, while not perfect, are designed to hedge market risk. All hedging transactions are authorized and executed pursuant to existing policies and procedures, which prohibit the use of such derivative instruments for trading purposes.

Interest Rate Risk

     The Company enters into interest rate agreements and purchases futures contracts to minimize the effect of potential interest rate changes. The Company's accounting policies for these agreements are described in Note 1 of the Company's Notes to Consolidated Financial Statements and is incorporated herein. For additional information on the Company's financial instruments, see also Note 20 to the Consolidated Financial Statements.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Fair value is derived in accordance with the accounting policies described in Note 19 to the Consolidated Financial Statements. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in all other captions.

     I.   Forward Agreement
                                     Notational     Fair
                                         Amount    Value
                                     -------------------
Forward Debt Services Agreement       5,005,000   79,859
-------------------------------
Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread

Forward Interest Rate Agreement       5,005,000  (82,385)
-------------------------------
Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread (Hedge to Instrument Listed above in Table I)


For additional information, see Note 20 to the Consolidated Financial
Statements.

     II.  Trading and Non Trading Portfolio

ASSETS
------

                                                      Expected Maturity Dates
                                                         (In U.S. Dollars)

Securities Inventory - fixed rate        1999       2000       2001        2002       2003    Thereafter       Total    Fair Value
---------------------------------        ----       ----       ----        ----       ----    ----------       -----    ----------
Municipal bond issues                 130,000    160,000    522,000     162,000  1,070,000    48,540,823  50,584,823    48,741,184
   Weighted average interest rate       4.04%      4.25%      4.51%       4.01%      4.97%         5.63%

Collateralized Mortgage obligations(1)<F1>                                                     7,530,851   7,530,851     5,251,202
   Weighted average interest rate                                                                  8.81%

Institutional Bond                                           13,000                            2,922,000   2,935,000     2,827,386
   Weighted average interest rate                             9.12%                                7.26%

Preferred Stock                                                                                3,476,229   3,476,229     3,476,229
   Weighted average dividend rate                                                                  6.97%

Other                                   1,000                11,000                285,000     2,894,647   3,191,647     3,338,891
   Weighted average interest rate       6.80%                 8.68%                  5.17%         7.08%

Securities Inventory - variable rate
------------------------------------
Variable rate demand notes                                                                    61,795,000  61,795,000    61,795,000
   Weighted average interest rate                                                                  4.12%

Securities purchased under
--------------------------
agreement to resell(2)<F2>          4,500,000                                                              4,500,000     4,753,125
-------------------
   Weighted average interest rate       4.46%

Notes receivable
----------------
   Weighted average interest rate                                                              5,509,630   5,509,630     5,509,630
                                                                                                   9.20%

Other investments                                                                             28,587,845  28,587,845    28,587,845
-----------------
   Weighted average interst rate                                                                   8.91%

LIABILITIES
-----------

Short-term notes payable(2)<F2>    13,501,519                                                             13,501,519    13,501,519
------------------------
    Weighted average interest rate      5.86%



Securities sold under agreement
-------------------------------
to repurchase(2)<F2>               31,040,000                                                             31,040,000    31,040,000
-------------
   Weighted average interest rate       5.57%



Securities sold not yet purchased
---------------------------------                                                 4,500,000                4,500,000     4,644,855
   Weighted average interest rate                                                     5.38%


Notes payable to banks - fixed rate 1,087,687                                                              1,087,687     1,087,687
-----------------------------------
   Weighted average interest rate      10.11%

Notes payable to banks -
------------------------
variable rate                       1,689,000                                                              1,689,000     1,689,000
-------------
   Weighted average interest rate       6.82%


Bonds payable - fixed rate(1)<F1>                                                               5,369,797  5,369,797     5,369,797
--------------------------
   Weighted average interest rate                                                                   8.21%

(1)<F1>   Assumes no prepayment
(2)<F2>   The information shown above includes actual interest rates at December 31, 1998 and assumes no changes in interest rates in 1999 or thereafter.

    III.    Futures Contracts

Futures Contracts (short)
-------------------------
   Notional Amount          1,000,000
   Market Value             1,280,312
   Price Range: 126.625 to 128.875

Equity Risk

     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio of $1.35 billion of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's retail accounts have over $2 billion of assets, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. Exposure exists to changes in equity values due to the fact that fee income is primarily based on equity balances. While this exposure is present, quantification remains difficult due to the number of the other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

     In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected decay rates of assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

     The Company's Consolidated Financial Statements containing consolidated balance sheets for the fiscal years 1998 and 1997 may be found on page 8 of the Company's 1998 Annual Report to Shareholders; consolidated statements of operations for the fiscal years 1998, 1997 and 1996 and consolidated statements of cash flows for the fiscal years 1998, 1997 and 1996 may be found on pages 9, 11 and 12 of the Company's 1998 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1998, 1997 and 1996 may be found on page 10 of the Company's 1998 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 13 through 28 of the Company's 1998 Annual Report to Shareholders. Such Consolidated Financial Statements and report of Arthur Andersen LLP are incorporated herein by reference.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     There have been no reportable events during the fiscal years 1998 or 1997.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

     Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, 5 and 6 of the Company's March 22, 1999 Proxy Statement incorporated herein by reference.

     Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found on pages 6, 7 and 8 of the Company's March 22, 1999 Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     Information concerning principal securities holders and securities holdings of management may be found on page 3 of the Company's March 22, 1999 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     There have been no transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

     Information in response to this Item is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors."


                                    PART IV

ITEM 14(A).  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
             ----------------------------------------------------------------

     1.    Financial Statements

     The following financial statements are incorporated herein by reference in
Part II, Page 16 at Item 8 above.

          (i)     Consolidated balance sheets - December 31, 1998 and 1997.

          (ii) Consolidated statements of operations - years ended December 31, 1998, 1997 and 1996.

          (iii) Consolidated statements of cash flows - years ended December 31, 1998, 1997 and 1996.

          (iv) Consolidated statements of stockholders' equity - years ended December 31, 1998, 1997 and 1996.

          (v) Notes to Consolidated Financial Statements - December 31, 1998 and 1997.

          (vi)    Report of Independent Public Accountants.

     2.   Supplementary Data and Financial Statement Schedule

     The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:

                  Report of Independent Public Accountants on
                             Supplemental Schedule.

    Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454)

ITEM 14(B).    REPORTS ON FORM 8-K
               -------------------

     The Company filed a Current Report on Form 8-K, dated December 28, 1998 to report in Item 2 the acquisition of PMC and in Item 7 the related financial statements and exhibits. The Current Report included the following financial statements: financial statements of business acquired; consolidated balance sheets; consolidated statements of operations; consolidated statements of earnings; consolidated statements of cash flow; notes to consolidated financial statements; independent auditors' report; consolidated statement of earnings for nine months ended September 30, 1998; consolidated statement of cash flow for nine months ended September 30, 1998; notes to financial statements.


                          THE ZIEGLER COMPANIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------------------
COL. A                                    COL.B                          COL. C                       COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                            --------------------------------
                                        Balance at           Charged            Charged To                              Balance at
                                       December 31,             to           Other Accounts-       Deductions-         December 31,
DESCRIPTION                                1997              Expense          (Note 1)<F2>        (Note 2)<F3>             1998
------------------------------------------------------------------------------------------------------------------------------------
Reserve for Loan Losses (Note 3)<F4>   $ 2,899,345         $   139,000         $  (340,000)        $  (122,575)        $ 2,575,770
                                       ===========         ===========         ===========         ===========         ===========

                                        Balance at                                                                      Balance at
                                       December 31,                                                                    December 31,
                                           1996                                                                            1997
                                           ----                                                                            ----
Reserve for Loan Losses (Note 3)<F4>   $   406,852         $ 2,715,762         $  (199,942)        $   (23,327)        $ 2,899,345
                                       ===========         ===========         ===========         ===========         ===========

                                        Balance at                                                                      Balance at
                                       December 31,                                                                    December 31,
                                           1995                                                                            1996
                                           ----                                                                            ----
Reserve for Loan Losses (Note 3)<F4>   $ 1,508,967         $   415,369         $   110,290         $(1,627,774)        $   406,852
                                       ===========         ===========         ===========         ===========         ===========

(1)<F2>  The additions represent adjustments to prior charge-offs.
(2)<F3> These deductions represent charge-offs for the purpose for which the reserve was established.
(3)<F4> The reserve is offset against the corresponding assets in the balance sheet.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE ZIEGLER COMPANIES, INC.



March 24, 1999                By:/s/ Peter D. Ziegler
                                 ---------------------------
                              Peter D. Ziegler
                              President and Chief Executive Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 1999                /s/ Donald A. Carlson
                              --------------------------------
                              Donald A. Carlson, Director


March --, 1999
                              --------------------------------
                              John C. Frueh, Director


March 24, 1999                /s/ John R. Green
                              --------------------------------
                              John R. Green, Director


March 24, 1999                /s/ Peter R. Kellogg
                              --------------------------------
                              Peter R. Kellogg, Director


March 24, 1999                /s/ Stephen A. Roell
                              --------------------------------
                              Stephen A. Roell, Director


March 24, 1999                /s/ Jeffrey C. Vredenbregt
                              --------------------------------
                              Jeffrey C. Vredenbregt
                              Vice President, Treasurer and Controller


March 24, 1999                /s/ Frederick J. Wenzel
                              --------------------------------
                              Frederick J. Wenzel, Director


March 24, 1999                /s/ Bernard C. Ziegler III
                              --------------------------------
                              Bernard C. Ziegler III, Director


March 24, 1999                /s/ Peter D. Ziegler
                              --------------------------------
                              Peter D. Ziegler
                              President and Chief Executive Officer, Director


                          THE ZIEGLER COMPANIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 1998

Exhibit                                                                              Filed
No.           Description                                                         Herewith
---           ----------------------------------------------------------------------------
3.1           Articles of Incorporation of the Company, previously filed as
              Exhibit C to the Company's Proxy Statement dated March 8, 1993.

3.2 By-Laws of the Company, previously filed as Exhibit D to the Company's Proxy Statement dated March 8, 1993 as amended herein by Exhibit 3.1.

3.3           By-Laws of the Company, as amended on February 18, 1997
              (changing number of directors from nine to eight; see Article III, Section 3.02 of the By-Laws).

3.4           Amendment to Bylaws, effective February 1999                               X

4.1 Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.

10            Material Contracts

10.1          Trust Indenture dated December 1, 1991 between Ziegler
              Collateralized Securities, Inc. and M&I First National Bank incorporated by reference to Exhibit 4.1 to Registration
              Statement on Form S-3, filed September 11, 1991,
              Commission File No. 33-42723.

10.2          Third Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank, dated June 1, 1993, incorporated by reference to Exhibit 10(d) on the Company's
              Annual Report on Form 10-K for the year ended December 31, 1995, filed March 22, 1996.

10.3          Fourth Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank dated July 15, 1993, incorporated by reference to Exhibit 4.1A of Amendment No. 3 to Ziegler Collateralized Securities, Inc. Form S-3 Registration
              Statement, filed July 20, 1993, Commission File No. 33-42723.

10.4          Fifth Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank, dated December 1,
              1993, incorporated by reference to Exhibit 10(e) on the Company's
              Annual Report on Form 10-K for the year ended December 31, 1995, filed March 22, 1996.

10.5          Sixth Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank, dated
              October 1, 1994, incorporated by reference to Exhibit 10(f) on the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 22, 1996.

10.6          Seventh Supplemental Indenture between Ziegler
              Collateralized Securities, Inc. and M&I First National
              Bank, dated as of July 15, 1993, incorporated by reference to Exhibit 4.1A of Amendment No. 4 to Ziegler Collateralized
              Securities, Inc. Form S-3 Registration Statement, filed
              August 31, 1995, Commission File No. 33-42723.

10.7          Eighth Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank, dated as of
              September 1, 1995, incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1996.

10.8          Ninth Supplemental Indenture between Ziegler Collateralized
              Securities, Inc. and M&I First National Bank, dated as of
              May 1, 1996, incorporated by reference to Exhibit 10(e) of Form 10-K for the year ended December 31, 1996.

10.9          $70,000,000 Revolving Credit Agreement, dated as of January 16,
              1998 among B. C. Ziegler and Company, as Borrower, The First
              National Bank of Chicago, as Agent, and other lenders named therein as Agents.

10.10         Guaranty Agreement between The Ziegler Company, Inc. and M&I
              First National Bank dated December 1, 1991, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3, Commission
              File No. 33-42723.

**<F5>10.11   1993 Employees' Stock Incentive Plan incorporated by reference from the March 8, 1993 Proxy Statement.

**<F5>10.12   1998 Stock Incentive Plan incorporated by reference from
              the March 31, 1998 Proxy Statement.

10.13         Statement Re Computation of Per Share Earnings.
              (incorporated from Annual Report).

13.1          1998 Annual Report to Shareholders.                                        X

21.1          List of Subsidiaries of the Company.                                       X

23.1          Consent of Independent Public Accountants.                                 X

27            Financial Data Schedule                                                    X

**<F5>Executive Compensation Arrangement
