Form 10-Q
period 1999-03-31
ZIEGLER COMPANIES INC
filed 1999-05-17
CIK 109312

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                      OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                        Commission file number 1-10854
                          THE ZIEGLER COMPANIES, INC.
            (Exact name of registrant as specified in its charter)
           Wisconsin                                           39-1148883
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)
               215 North Main Street, West Bend, Wisconsin 53095
         (Address of principal executive offices)          (Zip Code)
      Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1999 was 2,458,431 shares.
                                     PART I
                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                                  (Unaudited)

                                                 For the Three Months Ended
                                                 March 31,         March 31,
                                                  1999               1998
Revenues:
  Investment banking income                   $ 6,656,233       $ 4,570,522
  Commission income                             6,084,968         5,742,906
  Investment management and advisory fees       6,478,464         1,372,623
  Interest and dividends                        1,564,561         1,903,835
  Gross profit on chemical products               571,470           753,789
  Other                                           652,012           850,423
    Total revenues                             22,007,708        15,194,098
Expenses:
  Employee compensation and benefits           10,989,604         9,105,777
  Commissions and clearing fees                 4,387,385         1,070,043
  Communications                                  864,443         1,018,806
  Occupancy and equipment                       2,237,857         1,471,001
  Promotional                                     819,457           848,580
  Professional and regulatory                     472,073           395,665
  Interest                                      1,150,566         1,488,341
  Goodwill                                        235,192            28,932
  Other operating expenses                      1,386,155         1,563,000
    Total expenses                             22,542,732        16,990,145
Loss before income taxes                         (535,024)       (1,796,047)
Benefit from income taxes                        (128,800)         (646,800)
     Net loss                                    (406,224)       (1,149,247)
Net loss per share of common stock:
  Basic and Diluted earnings
    per share                                       $(.17)            $(.49)
Average number of shares outstanding:
  Basic                                         2,432,042         2,371,350
  Diluted                                       2,492,844         2,434,144

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                             March 31,       December 31,
                                                               1999              1998
ASSETS
  Cash                                                     $  9,086,452      $  7,037,183
  Short-term investments                                     16,847,931        10,267,040

    Total cash and cash equivalents                          25,934,383        17,304,223

  Securities inventory                                       21,633,543       125,429,892
  Securities purchased under agreements to
   resell                                                     4,573,125         4,753,125
  Accounts receivable--securities sales                         706,444           543,029
  Accounts receivable--other                                  5,085,714         6,112,737
  Accrued income taxes receivable                             1,542,787         1,344,380
  Investment in and receivables from
   affiliates                                                 1,613,570         1,629,473
  Notes receivable                                            5,383,341         5,509,630
  Other investments                                          28,448,819        28,587,845
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $20,406,737 and $19,792,490, respectively                 13,111,436        13,240,874
  Deferred income tax benefit                                 3,381,172         3,212,427
  Goodwill                                                   13,111,806        13,346,998
  Other assets                                                5,356,950         5,719,308
    Total assets                                           $129,883,090      $226,733,941
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                                 $ 20,157,927      $ 13,501,519
  Securities sold under agreements to
   repurchase                                                33,174,000        31,040,000
  Payable to broker-dealers and clearing
   organizations                                              5,807,647        98,435,492
  Accounts payable                                            1,873,371         2,156,426
  Securities sold, not yet purchased                          4,610,220         4,644,855
  Notes payable to banks                                        632,102         2,776,687
  Bonds payable                                               5,251,239         5,369,797
  Other liabilities and deferred items                        9,709,983        19,208,188
    Total liabilities                                        81,216,489       177,132,964
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030                         3,544,030         3,544,030
  Additional paid-in capital                                  6,206,753         6,204,728
  Retained earnings                                          56,148,219        56,875,618
  Treasury stock, at cost, 1,085,599
   and 1,073,459, respectively                              (17,039,734)      (16,797,954)
  Unearned compensation                                        (192,667)         (225,445)
    Total stockholders' equity                               48,666,601        49,600,977
    Total liabilities and
     stockholders' equity                                  $129,883,090      $226,733,941
            The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                        THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             For the Three Months Ended
                                                             March 31,        March 31,
                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (406,224)      $(1,149,247)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                             903,095           416,282
      Unrealized (gain) loss on securities
        inventory                                               (58,110)           97,517
      Gain on sale of equipment                                 (18,496)                -
      Compensation expense related to
        restricted stock grants                                  32,778            36,200
      Deferred income tax                                      (168,745)          (11,500)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable--securities
            sales                                              (163,415)         (980,395)
          Accounts receivable--other                            992,373           439,218
          Securities inventory, net                         103,819,824           763,501
          Securities purchased under
            agreements to resell                                180,000        (9,738,300)
          Other assets                                          418,436        (1,041,365)
        Increase (decrease) in:
          Payable to customers and
            broker-dealers                                  (92,627,845)        2,577,011
          Accounts payable                                     (283,055)         (903,195)
          Income taxes payable                                 (198,407)       (1,138,580)
          Securities sold under agreements
            to repurchase                                     2,134,000        33,490,000
          Other liabilities                                  (9,529,797)       (2,819,197)
          Net cash provided by operating activities           5,026,412        20,037,950
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                                            25,000            17,125
    Principal payments received under
      leases                                                          -           464,951
    Sale of leased equipment                                          -           908,771
    Payments received on notes receivable                       131,805         1,371,032
    Sales/paydowns on other investments                         139,026                 -
  Payments for:
    Issuance of new notes receivable                                  -           (61,146)
    Capital expenditures                                       (525,568)       (1,620,503)
          Net cash provided by (used in) investing
            activities                                         (229,737)        1,080,230

                         THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                         (Unaudited)

                                                            For the Three Months Ended
                                                           March 31,         March 31,
                                                             1999              1998
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable                     22,909,000        20,981,000
    Exercise of employee stock options                           14,495            24,465
  Payments for:
    Principal payments on short-term notes
      payable                                               (16,251,000)      (21,078,000)
    Repayment of bonds payable                                 (119,000)       (1,935,000)
    Purchase of treasury stock                                 (254,250)                -
    Cash dividends                                             (321,175)       (1,042,222)
  Net repayments under credit facilities                     (2,144,585)      (21,413,127)
          Net cash provided by (used in)
            financing activities                              3,833,485       (24,462,884)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 8,630,160        (3,344,704)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        17,304,223        35,425,130
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                             $25,934,383       $32,080,426
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter                        $ 1,638,000       $ 1,486,000
    Income taxes paid during the quarter                    $    46,000       $   503,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Granting of restricted stock from
      treasury stock                                        $         -       $   207,000
            The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1999
Note A -- Basis of Presentation
      The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries
(collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.
All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain prior year amounts have been reclassified to conform with current year presentation.
Note B -- Commitments and Contingent Liabilities
      In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had approximately $4,932,000 in commitments outstanding at March 31, 1999.
      WRR Environmental Services Company, Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and control of contaminants in ground water under and adjacent to the plant site in Eau Claire, Wisconsin.
      WRR has disposed of wastes at other waste disposal or recycling sites which are on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of March
31, 1999, WRR had been identified as a potentially responsible party
("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. During 1998 the steering committee notified
WRR that additional remediation and monitoring costs will be required to clean up the first site. WRR estimates that its total remaining assessment for cleanup costs at the first site will be approximately $50,000. The total estimated cost of cleaning up a second site is approximately
$7,000,000, based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that its proportionate share of remediation costs at this second site will approximate $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. A group of major PRPs at the site has cross-complained against WRR and other PRPs, requesting contribution for the cleanup costs. The case is pending in a federal district court. Based upon recent information involving administration, investigation and remediation costs, WRR estimates that its proportionate share of the cleanup costs associated with this site is $400,000 to $1,000,000. WRR's review of the EPA's remediation investigation and feasibility study, and other materials prepared by EPA and the parties in the pending federal court action, indicates that WRR may have valid defenses to the cross complaint.
      While WRR may be jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $811,000 at March 31, 1999 and covers the estimated costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Net Capital Requirements and Customer Reserve Accounts
      As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and Portfolio Brokerage Services, Inc. (PBS) (all of which are direct or indirect subsidiaries of the Company) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of
1934. The net capital rule requires a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of March 31, 1999, is as follows:

                                           BCZ          ZTT         PBS

      Aggregate indebtedness          $ 4,965,000    $  833,000   $ 49,000
      Net capital                     $12,222,000    $1,953,000   $818,000
      Ratio of aggregate
       indebtedness to
       net capital                      0.41 to 1     0.43 to 1  0.06 to 1
      Required net capital            $   435,000    $  250,000   $100,000

      Registered broker-dealers that carry customer accounts are subject to Securities and Exchange Commission Rule 15c3-3. BCZ and ZTT each maintain a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under that rule, which allows the Company to maintain the computed amounts in cash or other qualified securities. As of March 31, 1999 there was approximately $1,753,000 in the customer reserve accounts. PBS executes transactions and promptly transmits all customer cash and securities on a delivery versus payment basis through the customer's custodian bank and is, therefore, not subject to rule 15c3-3.
      BCZ and ZTT clear all securities purchase and sale transactions through a clearing agent on a fully disclosed basis and do not carry customer accounts. BCZ currently makes deposits to a customer reserve account as the result of a transfer agent service that it provides. ZTT is awaiting approval from the SEC and NASD to discontinue its customer reserve account.
Note D -- Investment in Ziegler Mortgage Securities, Inc. II
      The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                  March 31,       March 31,
                                                    1999            1998
      Revenues -
        Interest                                   $738,819      $1,306,906
        Gain on sale/redemption of
         mortgage certificates                       32,975       1,018,156
          Total revenues                           $771,794      $2,325,062
      Expenses -
        Interest                                    672,396       1,209,155
        Amortization of bond
         issuance costs                              45,068       1,030,567
        Management fee (subsidy)                     24,611         (19,179)
        Other                                        29,719         104,519
          Total expenses                            771,794       2,325,062
      Net income                                   $      -      $        -

Note E -- Securities Inventory
      Securities inventory consisted of the following:

                                                March 31,      December 31,
                                                  1999             1998
      Municipal bond issues                    $10,729,473    $110,536,184
      Collateralized mortgage
        obligations                              5,126,026       5,251,202
      Corporate bond issues                        380,209         203,051
      Institutional bond issues                    103,028       2,827,386
      Preferred stock                            2,419,964       3,476,229
      Other securities                           2,874,843       3,135,840
                                               $21,633,543    $125,429,892

Note F -- Securities Sold, Not Yet Purchased
      Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                 March 31,     December 31,
                                                   1999           1998
      U.S. Treasury Notes                       $4,610,220      $4,644,855
Note G -- Payable to Broker-Dealers and Clearing Organizations
      BCZ clears its proprietary and customer transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. The amount payable to the clearing agent of approximately $4,465,000 at March 31, 1999 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $17,055,000 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements for securities inventory.
Note H -- Notes Payable to Banks
      The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $632,000 in short-term borrowings outstanding at March 31, 1999. Such short-term borrowings are generally repaid within 30 days.
Note I -- Earnings per Share
    The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the three month periods ended March 31,

                                                         1999            1998
    Net loss                                         $  (406,224)    $(1,149,247)
    Basic
    Weighted average shares outstanding                2,432,042       2,371,350
    Basic loss per share                                   $(.17)          $(.49)
    Diluted
    Weighted average shares outstanding-
      Basic                                            2,432,042       2,371,350
    Effect of dilutive securities:
      Restricted stock                                    30,897          33,152
      Employee stock purchase plan                        16,203          16,455
      Stock options                                       13,702          13,187
    Weighted average shares outstanding-
      Diluted                                          2,492,844       2,434,144
    Diluted loss per share                                 $(.17)          $(.49)

Note J -- Operating Segments
    The operating segments of the Company are organized according to the products and services they provide and the customers they serve. The following is a summary of information by operating segment:

                Health Care
               and Senior
                 Living
               Investment    Retail          Asset        Taxable       Other
                Banking     Brokerage     Management      Trading     Segments       Totals
For the
three months
ended
March 31, 1999

Total
 revenues       $5,286,212   $ 6,038,584  $ 8,608,322    $  411,977   $  775,691   $21,120,786
Intersegment
 revenues            4,647        56,178            -             -            -        60,825
Income (loss)
 before taxes      998,575       687,967      (94,313)     (211,758)      14,248     1,394,719
Total assets     9,861,400    10,994,227   24,986,610     5,762,183   13,273,140    64,877,560

               Health Care
               and Senior
                 Living
               Investment    Retail          Asset        Taxable       Other
                Banking     Brokerage     Management      Trading     Segments       Totals
For the
three months
ended
March 31, 1998
Total
 revenues       $2,641,986    $5,481,255   $3,664,196   $   986,572   $1,333,662   $14,107,671
Intersegment
 revenues            8,737        10,341       46,916             -       21,211        87,205
Income (loss)
 before taxes     (768,911)      487,184      369,249      (112,061)      28,593         4,054
Total assets    33,676,888    22,429,047    6,899,753    21,494,217   27,545,822   112,045,726

    The following are reconciliations of operating segment information to the Company's consolidated totals:

                                                 For the Three Months Ended
                                                  March 31,       March 31,
                                                    1999            1998
Total Revenues:
  Total revenues for reportable
    segments                                    $20,345,095     $12,774,009
  Revenue for other segments                        775,691       1,333,662
  Revenues from administrative and
    corporate functions                           1,016,999       1,363,507
  Elimination of intersegment revenues             (130,077)       (277,080)
      Total consolidated revenues               $22,007,708     $15,194,098

      Revenues from administrative and corporate functions are primarily related to fee income and interest revenue. Intersegment revenues include primarily miscellaneous transactions for various services and fees, generally of an administrative nature.

                                                 For the Three Months Ended
                                                  March 31,       March 31,
                                                    1999            1998
Income (loss) before taxes:
                                                                   >
  Total income before taxes for
    reportable segments                          $1,380,471     $   (24,539)
  Income before taxes for other
    segments                                         14,248          28,593
  Unallocated amounts:
    Unallocated administrative and
      corporate expenses net of income           (1,929,743)     (1,800,101)
      Total consolidated net income
        (loss) before taxes                      $ (535,024)    $(1,796,047)

       Administrative and corporate activities are activities that support multiple segments and relate to the overall management, administration, and regulatory compliance of the Company and its subsidiaries. Substantially all income is earned from the services and activities provided by the Company. Taxes are not allocated among the operating segments.

                                                 For the Three Months Ended
                                                  March 31,       March 31,
                                                    1999            1998
      Total Assets:
        Total assets for reportable
          segments                             $ 48,761,903    $ 84,499,904
        Assets for other segments                13,273,140      27,545,822
        Corporate and other unallocated
          assets                                 67,848,047      71,338,784
          Total consolidated assets            $129,883,090    $183,384,510

      Assets specifically identifiable to a segment are allocated to that segment. A significant amount of the assets are financial assets pertaining to corporate activities and are not allocated. Total assets includes securities inventory which can vary significantly from period to period.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is principally engaged in financial services activities. These financial services activities are conducted primarily through four operating segments. These operating segments are health care and senior living investment banking, retail brokerage, asset management, and taxable trading. These activities are carried on through the Company's subsidiaries which are B. C. Ziegler and Company ("BCZ"), Ziegler Thrift Trading ("ZTT"), Ziegler Financing Corporation ("ZFC"), Ziegler Asset Management Inc. ("ZAMI"), and PMC International, Inc. and its subsidiaries ("PMC"). GS2 Securities, Inc. ("GS2") was merged into BCZ as of December 31, 1998.
      The other activities of the Company include the financial activities associated with First Church Financing Corporation ("FCFC") and Ziegler Collateralized Securities, Inc. ("ZCSI"). The Company also has a nonfinancial subsidiary, WRR Environmental Services Company, Inc. ("WRR"), whose services include pollution abatement and chemical blending, as well
as the recycling, reclaiming and disposing of chemical wastes.   Other areas
of the Company not considered operating segments are the administrative activities provided by BCZ and the Parent.
                  Results of Operations - Three months ended
                   March 31, 1999 Compared to March 31, 1998
      The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                 Increase/
For the Three Months Ended March 31,            1999     1998   (Decrease)
                                                 (Dollars in thousands)
Revenues:
  Health Care and Senior Living
    Investment Banking                        $ 5,286   $ 2,642   $2,644
  Retail Brokerage                              6,039     5,481      558
  Asset Management                              8,608     3,664    4,944
  Taxable Trading                                 412       987     (575)
  Other Activities and Intercompany             1,663     2,420     (757)
      Total                                   $22,008   $15,194   $6,814
Income (Loss) Before Taxes:
  Health Care and Senior Living
    Investment Banking                        $   999   $  (769)  $1,768
  Retail Brokerage                                688       487      201
  Asset Management                                (94)      369     (463)
  Taxable Trading                                (212)     (112)    (100)
  Other Activities and Intercompany            (1,916)   (1,771)    (145)
      Total                                    $ (535)  $(1,796)  $1,261

Health Care and Senior Living Investment Banking
      Health care and senior living investment banking activities generated revenues of $5,286,000 in 1999 compared to $2,642,000 in 1998, an increase of $2,644,000 or 100%. A continued favorable economic environment that allowed for a higher volume of underwritings provided for an increase in municipal underwriting revenue of $2,247,000 to $3,709,000. A total of 17 underwriting transactions totalling $396 million were completed in 1999 compared to 10 transactions totalling $160 million in 1998. Related fee income and secondary market tax-exempt trading also increased compared to the prior year first quarter.
      Total expenses of the health care and senior living investment banking activities were $4,287,000 in 1999 compared to $3,411,000 in 1998, an increase of $876,000 or 27%. The increase was primarily related to an increase in employee compensation and benefits of $705,000 associated with the higher level of investment banking activity. The health care and senior living investment banking activities had a net income before taxes of $999,000 compared to a loss of $769,000 in 1998.
Retail Brokerage
      Retail brokerage activities generated revenues of $6,039,000 in 1999 compared to $5,481,000 in 1998, an increase of $558,000 or 10%. This increase was primarily the result of a $330,000 increase in the revenue from the underwriting and sale of church and school bonds. These bonds were sold through BCZ full service retail brokerage offices. BCZ also had increased revenue from municipal bonds and equity sales. Both the ZTT discount brokerage activities and BCZ insurance sales activities had slight declines in revenue.
      Total expenses of the retail brokerage activities were $5,351,000 in 1999 compared to $4,994,000 in 1998, an increase of $357,000 or 7%. This increase was due to increased clearing charges of $665,000 at BCZ and ZTT related to the clearing of brokerage transactions by outside clearing agents. Prior to May, 1998, clearing costs were part of BCZ administrative overhead and were not allocated to the BCZ retail sales group. The clearing charges were partially offset by decreases in communication and promotional expenses which were incurred as part of the clearing conversions in 1998. The resulting net income before taxes for retail brokerage activities was $688,000 in 1999 compared to $487,000 in 1998, an increase of $201,000 or 41%.
Asset Management
      Asset management activities generated revenues of $8,608,000 in 1999 compared to $3,664,000 in 1998, an increase of $4,944,000 or 135%. The inclusion of PMC as a subsidiary contributed $5,072,000 of revenues in 1999. PMC was not a part of the Company in the first quarter of 1998.
ZAMI revenue also increased in 1999 by $205,000 or 20% primarily as the result of increased assets under management. These increases were offset by a decrease in revenues related to equity underwriting activity of the former GS2 subsidiary which was merged into BCZ as of December 31, 1998.
      Total expenses of the asset management activities were $8,702,000 in 1999 compared to $3,295,000 in 1998, an increase of $5,407,000. The inclusion of PMC in 1999 caused an increase of $5,270,000 in expenses, of which $2,808,000 related to fees paid to investment managers and others which are included in Commissions and Clearing Fees. Other changes in expenses were not significant. The asset management activities had a net loss before taxes of $94,000 in 1999 compared to net income before taxes of $369,000 in 1998. The primary reasons were losses at PMC and the former GS2. The PMC losses were expected. Management anticipates growth in assets under management and related revenue. The former GS2 had a slower first quarter than in the prior year first quarter in income other than asset-based fees.
Taxable Trading
      Taxable trading activities had gross revenues of $412,000 in 1999 compared to $987,000 in 1998, a decrease of $575,000 or 58%. Market and interest rate conditions as well as a reduced level of operations caused secondary trading activity to decrease in the first quarter of 1999 as compared to 1998 causing the decrease in revenues for preferred stock and taxable bond trading.
      Expenses of taxable trading activities were $624,000 in 1999 compared to $1,099,000 in 1998, a decrease of $475,000 or 43%. A reduction in employee compensation and benefits and interest expense were the primary reasons for the decrease. Reduced staffing and a lower level of inventory caused these reductions. The net loss before taxes was $212,000 in 1999 compared to $112,000 in 1998.
Other Activities and Intercompany
      The activities of other financial services generated revenues of $130,000 in 1999 compared to $555,000 in 1998. The decease was related to the planned reduction or discontinuation of several activities. Reductions in the FCFC loan portfolio and the sale by ZCSI of substantially all leases and notes receivable in June, 1998, are the primary reasons for the decrease in revenues, primarily interest income. Expenses, primarily interest expense, for these activities also decreased as the result of the retirement of bonds outstanding for both FCFC and ZCSI.
      WRR, the only nonfinancial activity of the Company, had a gross margin of $571,000 in 1999 compared to $754,000 in 1998, a decrease of $183,000 or 24%. A lower level of sales in higher margin products despite only a small decline in total sales was the primary reason for the decreased gross margin. Expenses did not change significantly.
      The administrative activities of BCZ and the Parent generated revenues of $1,017,000 in 1999 compared to $882,000 in 1998. This revenue and the increase were primarily related to interest income on collateralized mortgage obligations held by the Parent and purchased in February, 1998. Total expenses were $2,683,000 in 1999 compared to $1,930,000 in 1998. An increase in interest expense of $280,000 to finance the collateralized mortgage obligations noted above and an increase in operating expenses associated with administrative activities were the primary reasons for the increase. Such activities include executive management, internal audit, management information systems, human resources, building services, securities operations, compliance and accounting. The administrative activities of BCZ and the Parent reduced net income before taxes by $1,930,000 in 1999 compared to $1,800,000 in 1998.
Liquidity and Capital Resources
      Capital expenditures for assets for the first three months of 1999 were $526,000. Approximately $287,000 was for technology expenditures and $239,000 was for furniture, equipment, and leasehold improvements. Land, buildings and equipment, net of related depreciation and amortization, was 10% of total Company assets.
      The Company has a continuing need for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first three months of 1999, a total of $22,909,000 of notes were issued and $16,251,000 were repaid. The total balance of short-term notes outstanding was $20,158,000 as of March 31, 1999. This source of additional cash was used primarily to finance lending and investment activity.
      During the second quarter of 1998, substantially all non-cash assets of ZCSI were sold and the proceeds used to retire all outstanding bonds. The bonds had been used to finance the purchase of lease obligations and lease financing notes. No new bonds have been issued in 1998 or 1999, nor does the Company contemplate issuing bonds from this subsidiary in the future.
      FCFC issued bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $5,134,000 of mortgage loans outstanding at March 31, 1999, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 and through prepayments. Total bonds outstanding at March 31, 1999 were $4,996,000. No new bonds were issued in 1999 nor does the Company plan to issue bonds in the future.
      BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $1,300,000 of variable rate securities were held in inventory at March 31, 1999. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.
      BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. There were no amounts outstanding under bank unsecured credit facilities at March 31, 1999. Amounts outstanding under repurchase agreements were $2,777,000 and the amount owed the clearing agent was $4,468,000. In each case securities are the underlying collateral for the amounts due.
      The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. ZCO had no amounts outstanding under bank unsecured credit facilities at March 31, 1999. Amounts outstanding under repurchase agreements totalled $30,397,000 at March 31, 1999, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.
      The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
      In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
Year 2000
      The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software, and electronic devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.
      The Company began the process of addressing Year 2000 compliance in 1996. During 1998, BCZ and ZTT, the Company's primary retail brokerage subsidiaries, completed the conversion from self-clearing to clearing on a fully disclosed basis through clearing agents. This conversion relieved the Company of the burden of making corrections to its internal computer-based clearing systems to achieve Year 2000 compliance. In the case of each of the two subsidiaries, the conversion of securities brokerage processing systems was to a vendor that is a significant provider of this type of service to the securities industry. Each vendor has published plans and progress reports with respect to its readiness for Year 2000 and indicated its belief that it will be prepared for Year 2000. The Company has also converted its information technology processes from a central mainframe computer to a server-based network system. The vendors of the hardware and software associated with this system have indicated compliance with Year 2000 readiness standards. This server-based network system is being extended throughout the company replacing older systems.
      As part of its reviews, the Company completed a company-wide inventory and assessment of electronic equipment and systems of all its financial services subsidiaries including PMC and its subsidiaries acquired in December, 1998. The Company has made substantial progress in the process of updating technology as part of a larger conversion of information technology systems and operational systems and should have all remaining systems Year 2000 compliant by the end of the third quarter. The Company has received responses from virtually all vendors of mission critical systems as to their readiness for Year 2000 and is pursuing responses from vendors who have not yet responded. The Company has successfully participated in industry-wide testing and is in the process of internal testing. The industry-wide testing is substantially completed with no material exceptions. The internal testing of mission critical systems is over 50% complete and is expected to be completed in the third quarter. The internal testing of non-critical internal systems is over 25% complete and is expected to be completed by the end of October, 1999.
      Year 2000 planning and preparation at PMC has been in progress since 1997 and is primarily relying on internal resources. PMC's business operations include both internal information systems, primarily related to performance reporting and portfolio accounting, and external systems, primarily related to their broker-dealer operations and portfolio accounting. Programming corrections for Year 2000 compliance of internal systems is in progress and is scheduled to be completed by June 30, 1999. Testing of the corrections are to be completed by September 30, 1999. The external systems are provided by recognized vendors who have responded favorably with respect to Year 2000 compliance. PMC has developed a preliminary contingency plan which will be finalized during 1999.
      The total cost of the Year 2000 preparedness efforts cannot be estimated with precision. The conversion of BCZ and ZTT to fully disclosed clearing through third party clearing agents and the updating of internal information systems to current technology were part of a strategy to update our internal operations, and were not budgeted or identified as expenses related to Year 2000 compliance. As a result, it is difficult to distinguish between the costs of strategic operational conversions and Year 2000 compliance. Costs incurred for Year 2000 compliance are principally the related payroll costs of internal information systems personnel which are not separately tracked.
      The impact of the Year 2000 issue on the securities industry will likely be significant since virtually every aspect of the sale of securities and processing of transactions requires Year 2000 compliance review. Because of the interdependent nature of securities transactions, the Company may be adversely affected, depending upon whether it and the entities with whom the Company interacts address this issue successfully. The failure to correct a significant Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, the Company does not control third party vendors and as a result, cannot determine to what extent future results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part form the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the conversion to fully-disclosed clearing agents who have favorably responded as to their Year 2000 readiness, and updated technology platforms, the probability of significant interruptions of normal operations is reduced.
      The Company has prepared a contingency plan for Year 2000 issues.
The plan identifies Year 2000 issues with respect to our primary operational activities. Time frames and alternatives have been developed to continue processing transactions under various scenarios. It is impossible to anticipate all possible circumstances; however, the Company has attempted to address all significant operational areas. The contingency plan will be reviewed and may be changed based upon the results of testing yet to be completed.
Forward Looking Statements
      Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The statements are based on current estimates and are dependent upon a variety of factors that could cause actual results to differ from these estimates. Such factors which may impact the results are: a reduction in the demand for investment banking services by nonprofit healthcare and senior living providers; a significant decline in the overall values of equity and fixed income securities, and the level of activity in those markets; the loss of key personnel; unforeseen material Year 2000 operational problems; the loss of significant customer relationships for investment banking or investment advisory services.
Quantitative and Qualitative Disclosure About Market Risk
      Market risk to the Company arises from exposure to changes in interest rates and other relevant market rate or price risk which impact an instrument's financial value. The Company is exposed to market risk from changes in interest rates through its trading and non-trading activities. In the ordinary course of its business, the Company selectively uses hedging strategies which, while not perfect, are designed to reduce market risk. The Company has adopted policies and procedures which prohibit the use of such derivative instruments for trading purposes.
Interest Rate Risk
      The Company enters into interest rate agreements and purchases futures contracts to minimize the effect of potential interest rate changes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, futures contracts, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in other captions.
I.  Forward Agreements
                                          Notational          Fair
                                            Amount            Value
    Forward Debt Services Agreement       $5,005,000         $47,337
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward spread.
    Forward Interest Rate Agreement       $5,005,000        $(49,059)
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward
    spread.   (Hedge to above instrument.)
II.  Trading and Non Trading Portfolio
ASSETS

                                                          Expected Maturity Dates
                                                           (In U.S. Dollars)
Securities Inventory - fixed rate          1999      2000     2001     2002      2003   Thereafter     Total    Fair Value
                                      <c)
Municipal bond issues                          -        -   80,000    5,000      5,000   9,521,623   9,611,623   9,429,473
  Weighted average interest rate               -        -    6.25%    5.25%     10.50%       5.63%
Collateralized Mortgage obligations(1)         -        -        -        -          -   7,669,691   7,669,691   5,126,026
  Weighted average interest rate               -        -        -        -          -       8.82%
Corporate Bond issues                      1,000    7,000        -        -          -     693,000     701,000     380,209
  Weighted average interest rate           9.75%    8.43%                                    8.19%
Institutional Bonds                       30,000    2,000   13,000        -      1,000      67,000     113,000     103,028
  Weighted average interest rate           7.08%    7.75%    9.30%        -      6.50%       8.26%
Preferred Stock                                -        -        -        -          -   2,419,964   2,419,964   2,419,964
  Weighted average dividend rate               -        -        -        -          -       6.52%
Other                                      5,000        -        -        -    282,000   2,549,805   2,836,805   2,874,843
  Weighted average interest rate           6.40%        -        -        -      5.13%       6.91%
Securities Inventory - variable rate
Variable rate demand notes                     -        -        -        -          -   1,300,000   1,300,000   1,300,000
  Weighted average interest rate               -        -        -        -          -       3.05%
Securities purchased under agreement
to resell(2)                           4,500,000        -        -        -          -           -   4,500,000   4,753,125
  Weighted average interest rate           4.23%        -        -        -          -           -
Notes receivable                         721,105  319,917  350,768  384,598    421,692   3,185,261   5,383,341   5,383,341
  Weighted average interest rate           9.20%    9.20%    9.20%    9.20%      9.20%       9.20%
Other investments                              -        -        -        -          -  28,448,819  28,448,819  28,448,819
  Weighted average interest rate               -        -        -        -          -       8.91%
LIABILITIES
Short-term notes payable(2)           20,157,927        -        -        -          -           -  20,157,927  20,157,927
  Weighted average interest rate           5.14%        -        -        -          -           -
Securities sold under agreement to
repurchase(2)                         33,174,000        -        -        -          -           -  33,174,000  33,174,000
  Weighted average interest rate           5.24%        -        -        -          -           -
Securities sold not yet purchased              -        -        -        -  4,500,000           -   4,500,000   4,644,855
  Weighted average interest rate               -        -        -        -      5.38%           -
<PAGE)
LIABILITIES (Cont'd.)

                                                          Expected Maturity Dates
                                                           (In U.S. Dollars)
                                           1999      2000     2001     2002      2003   Thereafter     Total    Fair Value
Notes payable to banks - fixed rate      322,102        -        -        -          -           -     322,102     322,102
  Weighted average interest rate           8.00%        -        -        -          -           -
Notes payable to banks - variable rate   310,000        -        -        -          -           -     310,000     310,000
  Weighted average interest rate           7.75%
Bonds payable - fixed rate(1)                  -        -        -        -          -   5,251,239   5,251,239   5,251,239
  Weighted average interest rate               -        -        -        -          -       8.21%
(1) Assumes no prepayment
(2) The information shown above includes actual interest rates at March 31, 1999 and assumes no changes in interest rates in 1999 or thereafter.

III.  Futures Contracts
Futures Contracts (short)
  Notional Amount         $4,000,000
  Market Value            $4,825,780
  Price Range 119.28125 to 122.625

Equity Risk
     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio with an aggregate value of approximately $1.4 billion in the form of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's accounts under management or advisement have over $3 billion of assets, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. A general decline in the equities market could adversely affect revenues. A reduction in the value of the equity securities in accounts managed or advised by subsidiaries of the Company would result in a reduction in the amount of fees payable to BCZ, ZAMI, and PMC. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.
     In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company.
Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual results.

                                       PART II
Items 1 through 5.
               Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits:
                         Exhibit No.             Description
                             27                  Financial Data Schedule
         (b)   Reports on Form 8-K:  None
                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  THE ZIEGLER COMPANIES, INC.
Dated:  May 17, 1999              By    /s/ Peter D. Ziegler
                                        Peter D. Ziegler
                                        Chairman of the Board, President,
                                        and Chief Executive Officer
Dated:  May 17, 1999              By    /s/ Gary P. Engle
                                        Gary P. Engle
                                        Senior Vice President/CFO
                                        (Chief Accounting Officer)

                                EXHIBIT INDEX
Exhibit
Number                            Description
  27                              Financial Data Schedule
