Form 10-Q
period 1999-06-30
ZIEGLER COMPANIES INC
filed 1999-08-16
CIK 109312

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                         Commission file number 1-10854
                           THE ZIEGLER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)
           Wisconsin                                              39-1148883
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)
                215 North Main Street, West Bend, Wisconsin 53095
             (Address of principal executive offices)     (Zip Code)
       Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1999 was 2,457,291 shares.
                           THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  1999              1998
                                                               (Unaudited)
ASSETS
  Cash                                                         $ 10,640,088      $  7,037,183
  Short-term investments                                          5,172,306        10,267,040
    Total cash and cash equivalents                              15,812,394        17,304,223
  Securities inventory                                           51,835,498       125,429,892
  Securities purchased under agreements to
    resell                                                        4,415,625         4,753,125
  Accounts receivable -- securities sales                           856,172           543,029
  Accounts receivable -- other                                    6,255,258         6,112,737
  Accrued income taxes receivable                                 1,680,614         1,344,380
  Investment in and receivables from
    affiliates                                                    1,654,113         1,629,473
  Notes receivable                                                4,741,585         5,509,630
  Other investments                                              27,232,367        28,587,845
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $21,022,795 and $19,792,490,
    respectively                                                 12,897,328        13,240,874
  Deferred income tax benefit                                     3,113,666         3,212,427
  Goodwill                                                       12,876,614        13,346,998
  Other assets                                                    5,604,425         5,719,308
    Total assets                                               $148,975,659      $226,733,941
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                                     $ 11,717,366      $ 13,501,519
  Securities sold under agreements to
    repurchase                                                   29,796,480        31,040,000
  Payable to broker-dealers and clearing
    organizations                                                34,465,427        98,435,492
  Accounts payable                                                1,934,086         2,156,426
  Securities sold, not yet purchased                              4,438,125         4,644,855
  Notes payable to banks                                          1,129,746         2,776,687
  Bonds payable                                                   4,700,682         5,369,797
  Other liabilities and deferred items                           11,801,508        19,208,188
    Total liabilities                                            99,983,420       177,132,964
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
    7,500,000 shares, issued 3,544,030                            3,544,030         3,544,030
  Additional paid-in capital                                      6,220,888         6,204,728
  Retained earnings                                              56,467,827        56,875,618
  Treasury stock, at cost, 1,086,739
    and 1,073,459 shares, respectively                          (17,075,164)      (16,797,954)
  Unearned compensation                                            (165,342)         (225,445)
    Total stockholders' equity                                   48,992,239        49,600,977
    Total liabilities and stockholders' equity                 $148,975,659      $226,733,941
              The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                                             PART I
                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED INCOME STATEMENTS
                                           (Unaudited)

                                                            For the Three Months Ended
                                                            June 30,          June 30,
                                                              1999              1998
Revenues:
  Investment banking income                                $ 7,707,011       $10,124,008
  Commission income                                          6,196,366         5,545,171
  Investment management and advisory fees                    6,641,034         1,447,185
  Interest and dividends                                     1,779,740         2,272,073
  Gross profit on chemical products                            684,388           888,388
  Other                                                      1,391,866           964,380
    Total revenues                                          24,400,405        21,241,205
Expenses:
  Employee compensation and benefits                        11,285,881        11,478,848
  Brokerage commission and
    clearing fees                                            4,358,968         1,528,876
  Communications                                             1,001,195         1,004,287
  Occupancy and equipment                                    2,304,881         1,442,429
  Promotional                                                1,178,552           994,462
  Professional and regulatory                                  558,329           504,818
  Interest                                                     968,287         1,804,722
  Goodwill amortization                                        235,192            28,931
  Other operating expenses                                   1,416,732         1,718,795
    Total expenses                                          23,308,017        20,506,168
Income before income taxes                                   1,092,388           735,037
Provision for income taxes                                     452,500           269,200
    Net income                                             $   639,888       $   465,837
Net income per share of common stock:
  Basic earnings per share                                       $ .26             $ .20
  Diluted earnings per share                                       .26               .19
Dividends per share                                              $ .13             $ .13
Average number of shares outstanding:
  Basic                                                      2,427,898         2,372,579
  Diluted                                                    2,456,195         2,439,188
              The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED INCOME STATEMENTS
                                           (Unaudited)

                                                             For the Six Months Ended
                                                            June 30,          June 30,
                                                              1999              1998
Revenues:
  Investment banking income                                $14,363,244       $14,694,530
  Commission income                                         12,281,334        11,288,078
  Investment management fees                                13,119,498         2,819,807
  Interest and dividends                                     3,344,301         4,175,907
  Gross profit on chemical products                          1,255,858         1,642,177
  Other                                                      2,043,878         1,814,804
    Total revenues                                          46,408,113        36,435,303
Expenses:
  Employee compensation and
    benefits                                                22,275,485        20,588,323
  Commissions and clearing fees                              8,746,353         2,594,393
  Communications                                             1,865,638         2,023,091
  Occupancy and equipment                                    4,542,738         2,886,642
  Promotional                                                1,998,009         1,843,361
  Professional and regulatory                                1,030,402           900,163
  Interest                                                   2,118,853         3,297,238
  Goodwill amortization                                        470,384            57,863
  Other operating expenses                                   2,802,888         3,305,239
    Total expenses                                          45,850,750        37,496,313
Income (loss) before income taxes                              557,363        (1,061,010)
Provision for (benefit from)
  income taxes                                                 323,700          (377,600)
    Net income (loss)                                      $   233,663       $  (683,410)
Net income (loss) per share of common stock:
    Basic and diluted earnings (loss)
      per share                                                  $ .10             $(.29)
    Diluted earnings (loss) per share                              .10              (.29)
Dividends per share                                              $ .26             $ .26
Average number of shares outstanding:
  Basic                                                      2,429,970         2,371,694
  Diluted                                                    2,459,296         2,439,937
              The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                             For the Six Months Ended
                                                            June 30,            June 30,
                                                              1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $   233,663       $  (683,410)
 Adjustments to reconcile net
  income (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                             1,922,380           840,355
   Unrealized loss on securities inventory                     235,488            97,517
   Compensation expense related to restricted
    stock grants                                                60,103           168,353
   Deferred income taxes                                        98,761          (551,500)
   Loss on bond retirement                                           -            94,268
 Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable --
     securities sales                                         (313,143)        4,444,470
    Accounts receivable -- other                              (304,445)          (92,087)
    Securities inventory                                    73,358,906       (26,032,360)
    Securities purchased under agreements
     to resell                                                 337,500        (4,983,750)
    Other assets                                               178,895            11,295
   Increase (Decrease) in -
    Payable to customers and
     broker-dealers                                        (63,970,065)       33,765,520
    Accounts payable                                          (222,340)       (4,649,135)
    Income taxes payable                                      (336,234)         (329,982)
    Securities sold, not yet purchased                        (206,730)                -
    Securities sold under agreements to
     repurchase                                             (1,243,520)       30,850,000
    Other liabilities                                       (7,429,832)       (1,553,631)
   Net cash provided by operating activities                 2,399,387        31,395,923
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
  Sale of equipment                                             99,200            17,125
  Principal payments received under
   leases                                                            -           760,074
  Sale of leased equipment                                           -           909,608
  Payments received on notes receivable                        793,699         3,508,670
  Sale of leases and notes                                           -         5,832,190
  Sales/paydowns on other investments                        1,355,478                 -
 Payments for:
  Issuance of new notes receivable                                   -          (561,146)
  Capital expenditures                                      (1,159,147)       (3,051,102)
   Net cash provided by investing activities               $ 1,089,230       $ 7,415,419

                          THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                           (Unaudited)
                                                              For the Six Months Ended
                                                            June 30,            June 30,
                                                              1999               1998
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuance of short-term notes
   payable                                                 $47,338,000       $41,336,000
  Exercise of employee stock options                           104,900            82,469
 Payments for:
  Principal payments of short-term notes
   payable                                                 (49,099,000)      (40,052,000))
  Repayments of bonds payable                                 (670,000)       (3,961,000)
  Purchase of treasury stock                                  (365,950)         (182,167)
  Cash dividends paid                                         (641,455)       (1,358,097)
  Retirement of bonds outstanding                                    -        (6,257,698)
 Net repayments under bank credit facilities                (1,646,941)      (33,439,304)
   Net cash used in financing activities                    (4,980,446)      (43,831,797)
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                 (1,491,829)       (5,020,455)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                         17,304,223        35,425,130
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                              $15,812,394       $30,404,675
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
 Interest paid during the period                           $ 2,510,000       $ 2,298,000
 Income taxes paid during
  the period                                               $   345,000       $   646,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
 Granting of restricted stock from
  treasury stock                                           $         -       $   207,000
              The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
Note A -- Basis of Presentation
      The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.
All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be executed for the year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with current year presentation.
Note B -- Commitments and Contingent Liabilities
      In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ did not have any commitments outstanding at June 30, 1999.
      WRR Environmental Services Company, Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and control of contaminants in ground water under and adjacent to the plant site in Eau Claire, Wisconsin.
      WRR has disposed of wastes at other waste disposal or recycling sites which are on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of June 30, 1999, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. During 1998 the steering committee notified WRR that additional remediation and monitoring costs will be required to clean up the first site. WRR estimates that its total remaining assessment for cleanup costs at the first site will be approximately $150,000. The total estimated cost of cleaning up a second site is approximately $7,000,000, based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that its proportionate share of remediation costs at this second site will approximate $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. A group of major PRPs at the site has cross-complained against WRR and other PRPs, requesting contribution for the cleanup costs. The case is pending in a federal district court. Based upon recent information involving administration, investigation and remediation costs, WRR estimates that its proportionate share of the cleanup costs associated with this site is $400,000 to $1,000,000. WRR's review of the EPA's remediation investigation and feasibility study, and other materials prepared by EPA and the parties in the pending federal court action, indicates that WRR may have valid defenses to the cross complaint.
      While WRR may be jointly and severally liable on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. No potential insurance recoveries have been accrued in the financial statements. The reserve for accrued loss contingencies totaled $972,000 at June 30, 1999 and covers the estimated costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
Note C -- Net Capital Requirements and Customer Reserve Accounts
      As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and Portfolio Brokerage Services, Inc. (PBS) (all of which are direct or indirect subsidiaries of the Company) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The net capital rule requires a broker-dealer to have sufficient capital, as defined, available to meet current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 1999, is as follows:

                                             BCZ           ZTT         PBS
      Aggregate indebtedness             $8,678,000    $  728,000    $ 52,000
      Net capital                        $7,704,000    $2,156,000    $814,000
      Ratio of aggregate
       indebtedness to
       net capital                        1.13 to 1     0.34 to 1   0.06 to 1
      Required net capital                 $579,000      $250,000    $100,000

      Registered broker-dealers that carry customer accounts are subject to Securities and Exchange Commission Rule 15c3-3. BCZ and ZTT each maintain a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under that rule, which allows the Company to maintain the computed amounts in cash or other qualified securities. As of June 30, 1999 there was approximately $1,854,000 in the customer reserve accounts. PBS executes transactions and promptly transmits all customer cash and securities on a delivery versus payment basis through the customer's custodian bank and is, therefore, not subject to rule 15c3-3.
      BCZ and ZTT clear all securities purchase and sale transactions through a clearing agent on a fully disclosed basis and do not carry customer accounts. BCZ currently makes deposits to a customer reserve account as the result of a transfer agent service that it provides. ZTT is awaiting approval from the SEC and NASD to discontinue its customer reserve account.
Note D -- Investment in Ziegler Mortgage Securities, Inc. II
      The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                    For the Three Months Ended
                                                     June 30,        June 30,
                                                      1999             1998
      Revenues -
        Interest                                      $669,869        $960,192
        Gain on sale/redemption of
         mortgage certificates                          91,309          25,441
          Total revenues                               761,178         985,633
      Expenses -
        Interest                                       622,739         878,025
        Amortization of bond issuance costs            101,808          40,635
        Management fees                                 14,375          43,270
        Other                                           22,256          23,703
          Total expenses                               761,178         985,633
      Net income                                      $      -        $      -
                                                      For the Six Months Ended
                                                    June 30,            June 30,
                                                      1999                1998
      Revenues -
        Interest                                    $1,408,688        $2,255,947
        Gain on Sale/Redemption of
          Mortgage Certificates                        124,285         1,054,747
          Total Revenues                             1,532,973         3,310,694
      Expenses -
        Interest                                     1,295,136         2,087,179
        Amortization of bond issuance costs            146,876         1,071,202
        Management fees                                 38,987            24,091
        Other                                           51,974           128,222
          Total expenses                             1,532,973         3,310,694
      Net income                                    $        -        $        -
Note E -- Securities Inventory
      Securities inventory consisted of the following:
                                                  June 30,        December 31,
                                                    1999              1998
      Municipal bond issues                      $39,728,779     $110,536,184
      Collateralized mortgage
        obligations                                4,887,227        5,251,202
      Institutional bond issues                      174,578        2,827,386
      Preferred stock                              6,026,504        3,476,229
      Other securities                             1,018,410        3,338,891
                                                 $51,835,498     $125,429,892

Note F -- Securities Sold, Not Yet Purchased
      Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                    June 30,      December 31,
                                                     1999            1998
      U.S. Treasury Notes                          $4,438,125      $4,644,855
Note G -- Payable to Broker-Dealers and Clearing Organizations
      BCZ clears its proprietary and customer transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. The amount payable to the clearing agent of approximately $33,356,000 at June 30, 1999 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $47,473,000 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements for securities inventory.
Note H -- Notes Payable to Banks
      The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $1,130,000 in short-term borrowings outstanding at June 30, 1999. Such short-term borrowings are generally repaid within 30 days.
Note I -- Earnings per Share
      The following reconciles the numerators and denominators of the basic and diluted EPS computations for net income (loss) for the following periods:

                                                     For the Three Months Ended
                                                       June 30,        June 30,
                                                         1999            1998
    Net income                                         $  639,888      $  465,837
    Basic
    Weighted average shares outstanding                 2,427,898       2,372,579
    Basic earnings per share                                $ .26           $ .20
    Diluted
    Weighted average shares outstanding-
      Basic                                             2,427,898       2,372,579
    Effect of dilutive securities:
      Restricted stock                                     22,632          31,597
      Employee stock purchase plan                              -          14,632
      Stock options                                         5,665          20,380
    Weighted average shares outstanding-
      Diluted                                           2,456,195       2,439,188
    Diluted earnings per share                              $ .26           $ .19

                                                       For the Six Months Ended
                                                       June 30,        June 30,
                                                         1999            1998
    Net income (loss)                                  $  233,663      $ (683,410)
    Basic
    Weighted average shares outstanding                 2,429,970       2,371,964
    Basic earnings (loss) per share                         $ .10           $(.29)
    Diluted
    Weighted average shares outstanding-
      Basic                                             2,429,970       2,371,964
    Effect of dilutive securities:
      Restricted stock                                     21,648          30,085
      Employee stock purchase plan                              -          21,508
      Stock options                                         7,678          16,380
    Weighted average shares outstanding-
      Diluted                                           2,459,296       2,439,937
    Diluted earnings (loss) per share                       $ .10           $(.29)

Note J -- Operating Segments
    The operating segments of the Company are organized according to the products and services they provide and the customers they serve.  The following is a summary of information by operating segment:
                 Health Care
                and Senior
                  Living
                Investment      Retail         Asset        Taxable         Other
                 Banking       Brokerage    Management      Trading       Segments       Totals
For the three
months ended
June 30, 1999
Total
 revenues       $ 6,165,790    $ 6,784,443   $ 9,079,882    $  620,666   $   981,064   $23,631,845
Intersegment
 revenues            44,613         54,825       124,619             -             -       224,057
Income (loss)
 before taxes     1,570,572      1,062,310      (158,733)      101,771       223,220     2,799,140
For the three
months ended
June 30, 1998
Total
 revenues       $ 7,598,190    $ 5,376,671    $4,629,017   $   781,784   $ 1,336,029   $19,721,691
Intersegment
 revenues             7,290         34,971        45,523             -         5,100        92,884
Income (loss)
 before taxes     2,412,116        237,258       367,345    (1,198,217)      239,985     2,058,487
For the six
months ended
June 30, 1999
Total
 revenues       $11,452,002    $12,823,027   $17,688,204   $ 1,032,643   $ 1,756,755   $44,752,631
Intersegment
 revenues            49,260        111,003       124,619             -             -       284,882
Income (loss)
 before taxes     2,569,147      1,750,277      (253,046)     (109,987)      237,468     4,193,859
Total assets     32,068,263     18,051,594    21,365,472     7,106,560    12,962,756    91,554,645
For the six
months ended
June 30, 1998
Total
 revenues       $10,240,176    $10,857,926   $ 8,293,213   $ 1,768,356   $ 2,669,691   $33,829,362
Intersegment
 revenues            16,027         45,312        92,439             -        26,311       180,089
Income (loss)
 before taxes     1,643,205        724,442       736,594    (1,310,278)      268,578     2,062,541
Total assets     40,968,340     18,371,651     7,161,278    36,858,759    17,447,262   120,807,290

     The following are reconciliations of operating segment information to the Company's consolidated totals:
                                      For the Three Months Ended    For the Six Months Ended
                                           June 30     June 30,      June 30,     June 30,
                                            1999        1998           1999         1998
Total Revenues:
  Total revenues for
    reportable segments                 $22,650,781  $18,385,662   $42,995,876   $31,159,671
  Revenue for other segments                981,064    1,336,029     1,756,755     2,669,691
  Revenues from administrative
    and corporate functions               1,028,920    1,831,752     2,045,919     3,195,259
  Elimination of intersegment
    revenues                               (260,360)    (312,238)     (390,437)     (589,318)
      Total consolidated revenues       $24,400,405  $21,241,205   $46,408,113   $36,435,303
      Revenues from administrative and corporate functions are primarily related to fee income and interest revenue.  Intersegment revenues include primarily miscellaneous transactions for various services and fees, generally of an administrative nature.
                                      For the Three Months Ended    For the Six Months Ended
                                           June 30     June 30,      June 30,     June 30,
                                            1999        1998           1999         1998
Income before taxes::
  Total income for reportable
    segments                            $ 2,575,920  $ 1,818,502   $ 3,956,391   $ 1,793,963
  Income before taxes for other
    segments                                223,220      239,985       237,468       268,578
  Unallocated amounts:
    Unallocated administrative and
      corporate expenses net of
      income                             (1,706,752)  (1,323,450)   (3,636,496)   (3,123,551)
      Total consolidated net income
        (loss) before taxes             $ 1,092,388  $   735,037   $   557,363   $(1,061,010)
      Administrative and corporate activities are activities that support multiple segments and relate to the overall management, administration, and regulatory compliance of the Company and its subsidiaries.  Substantially all income is earned from the services and activities provided by the
Company.  Taxes are not allocated among the operating segments.
                                                    For the Six Months Ended
                                                    June 30,         June 30,
                                                     1999              1998
      Total Assets:
        Total assets for reportable
          segments                                $ 78,591,889    $103,360,028
        Assets for other segments                   12,962,756      17,447,262
        Corporate and other unallocated
          assets                                    57,421,014      66,549,304
          Total consolidated assets               $148,975,659    $187,356,594
      Assets specifically identifiable to a segment are allocated to that segment.  A significant amount of the assets are financial assets pertaining to corporate activities and are not allocated.  Total assets includes securities inventory which can vary significantly from period to period.
Note K -- Subsequent Event
      The Company has signed a definitive asset purchase agreement to sell substantially all of the assets and liabilities (excluding approximately
$1.866 million in cash) of ZTT, its discount brokerage subsidiary, to a major financial services company for $7.4 million.  The closing of the proposed sale is subject to certain conditions, including regulatory approval.  The sale is expected to close during 1999.  The proceeds will be paid in cash at closing.  The proposed transaction will generate an after-
tax gain of approximately $3.6 million or $1.48 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is principally engaged in financial services activities. These financial services activities are conducted primarily through four operating segments. These operating segments are health care and senior living investment banking, retail brokerage, asset management, and taxable trading. These activities are carried on through the Company's subsidiaries which are B. C. Ziegler and Company ("BCZ"), Ziegler Thrift Trading, Inc. ("ZTT"), Ziegler Financing Corporation ("ZFC"), Ziegler Asset Management Inc. ("ZAMI"), and PMC International, Inc. and its subsidiaries ("PMC"). GS2 Securities, Inc. ("GS2") was merged into BCZ as of December 31, 1998.
      The other activities of the Company include the financial activities associated with First Church Financing Corporation ("FCFC") and Ziegler Collateralized Securities, Inc. ("ZCSI"). The Company also has a nonfinancial subsidiary, WRR Environmental Services Company, Inc. ("WRR"), whose services include pollution abatement and chemical blending, as well
as the recycling, reclaiming and disposing of chemical wastes.     Other areas
of the Company not considered operating segments are the administrative activities provided by BCZ and the Parent.
                   Results of Operations - Three months ended
                     June 30, 1999 Compared to June 30, 1998
      The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the Three Months Ended June 30,               1999     1998    (Decrease)
                                                   (Dollars in thousands)
Revenues:
  Health Care and Senior Living
    Investment Banking                          $ 6,166   $ 7,598   $(1,432)
  Retail Brokerage                                6,784     5,377     1,407
  Asset Management                                9,080     4,629     4,451
  Taxable Trading                                   621       782      (161)
  Other Activities and Eliminations               1,749     2,855    (1,106)
      Total                                     $24,400   $21,241    $3,159
Income (Loss) Before Taxes:
  Health Care and Senior Living
    Investment Banking                          $ 1,571   $ 2,412    $ (841)
  Retail Brokerage                                1,062       237       825
  Asset Management                                 (159)      367      (526)
  Taxable Trading                                   102    (1,198)    1,300
  Other Activities                               (1,484)   (1,083)     (401)
      Total                                     $ 1,092   $   735    $  357

Health Care and Senior Living Investment Banking
      Health care and senior living investment banking activities generated revenues of $6,166,000 in 1999 compared to $7,598,000 in 1998, a decrease of $1,432,000 or 19%. Revenue from underwriting and sales of municipal bonds did not change significantly between years. A total of 19 managed or comanaged transactions were completed in 1999 compared to 23 in 1998 which generated approximately the same level of revenues. Financial advisory and special products fees decreased approximately $1,800,000 in 1999 compared to 1998. A decrease in special products and financial advisory transactions is the reason for the decrease in fees and is primarily due to a turnover in personnel decreasing capacity in that area. The decrease in fees was partially offset by increased fees from FHA mortgage origination activities which approximated $600,000.
      Total expenses of the health care and senior living investment banking activities were $4,595,000 in 1999 compared to $5,186,000 in 1998, a decrease of $591,000 or 11%. The decrease was primarily related to a decrease in commission-based employee compensation and benefits of $380,000 as the result of decreased revenues. A decrease in interest expense primarily related to remarketing activities is the primary reason for the balance of the decline. There was less of a need to carry inventory with respect to our remarketing activities. The health care and senior living investment banking activities had a net income before taxes of $1,571,000 in 1999 compared to $2,412,000 in 1998.
Retail Brokerage
      Retail brokerage activities generated revenues of $6,784,000 in 1999 compared to $5,377,000 in 1998, an increase of $1,407,000 or 26%. The increase is primarily the result of a $600,000 increase in the revenue from the underwriting and sale of church and school bonds. These bonds were primarily sold through BCZ full service retail brokerage offices. The BCZ retail brokerage offices also increased commission revenues through sales of primarily equities, mutual funds and annuities by approximately $530,000. ZTT also increased its discount brokerage revenues by approximately $350,000 as the result of increased transaction activity.
BCZ insurance agency revenues decreased slightly.
      Total expenses of the retail brokerage activities were $5,722,000 in 1999 compared to $5,140,000 in 1998, an increase of $582,000 or 11%. The primary reason for the increase was increased clearing charges of approximately $480,000 related to the clearing of brokerage transactions by outside clearing agents. Prior to May, 1998, clearing costs were part of BCZ administrative overhead and were not allocated to the BCZ retail sales group. The other significant increase in expense was an increase in sales commissions of approximately $200,000 as the result of commission payouts on higher volumes of sales revenue. These increases were partially offset by a decrease in communication expense which was higher in 1998 due to the need to inform and educate customers about the change in the Company's method of clearing brokerage transactions. The resulting net income before taxes for retail brokerage activities was $1,062,000 in 1999 compared to $237,000 in 1998.
Asset Management
      Asset management activities generated revenues of $9,080,000 in 1999 compared to $4,629,000 in 1998, an increase of $4,451,000 or 96%. The inclusion of PMC as a subsidiary contributed $5,067,000 of revenues in 1999. PMC was not a part of the Company until December, 1998. Total ZAMI revenues decreased $240,000 as the result of the transfer of Principal Preservation Portfolio ("PPP") mutual fund management to BCZ effective May 1, 1999. BCZ managed asset activities had increased revenues of $710,000 in 1999 over 1998 primarily as the result of the aforementioned transfer, which was done to better align activities within the Company. The net increase in revenues of approximately $470,000 was the result of an increase in assets under management for these two entities to $1.55 billion at June 30, 1999 compared to $1.35 billion at December 31, 1998. These increases were offset by a decrease in revenue of approximately $1,000,000 primarily related to lower equity investment banking activity of the former GS2 subsidiary which was merged into BCZ as of December 31, 1999.
      Total expenses of the asset management activities were $9,239,000 in 1999 compared to $4,262,000 in 1998, an increase of $4,977,000 or 117%.
The inclusion of PMC as a subsidiary in 1999 caused an increase of $5,086,000 in expenses, of which $2,650,000 related to fees paid by PMC to third party investment managers and others which are included in Commissions and Clearing Fees. The asset management activities had a net loss before taxes of $159,000 in 1999 compared to net income of $367,000 in 1998. The losses were incurred in the former GS2 operation, PMC and the BCZ mutual fund asset management/transfer agent activity. The GS2 loss is due to lower than anticipated corporate finance investment banking revenues to date. PMC was close to breakeven for the quarter ended June 30, 1999 and has improved as assets under management have increased. The BCZ mutual fund asset management/transfer agent activity has experienced greater than anticipated expenses.
Taxable Trading
      Taxable trading activities had gross revenues of $621,000 in 1999 compared to $782,000 in 1998, a decrease of $161,000 or 21%. The decrease in revenues is primarily due to reduced trading activity. A reduced trading operation and market conditions are the primary reasons for the decrease.
      Expenses of taxable trading activities were $519,000 in 1999 compared to $1,980,000 in 1998, a decrease of $1,461,000 or 74%. Reductions in employee compensation and benefits of approximately $730,000 related to the reduced trading operation and approximately $600,000 in interest expense due to the financing of lower levels of inventory are the primary reasons for the decrease. The taxable trading activities had a net income before tax of $102,000 in 1999 compared to a net loss before tax of $1,198,000 in 1998.
Other Activities and Intercompany
      The activities of other financial services generated revenues of $132,000 in 1999 compared to $411,000 in 1998. The decease was related to the planned reduction or discontinuation of several activities. Reductions in the FCFC loan portfolio and the sale by ZCSI of substantially all leases and notes receivable in June, 1998, are the primary reasons for the decrease in revenues, primarily interest income. Expenses, primarily interest expense, for these activities also decreased as the result of the retirement of bonds outstanding for both FCFC and ZCSI.
      WRR, the only nonfinancial activity of the Company, had a gross margin of $850,000 in 1999 compared to $925,000 in 1998, a decrease of $75,000 or 8%. Decreased product sales as compared to prior year is the primary reason for the decrease. The overall decrease in petroleum prices earlier in the year as well as the effects of the Asian economy on WRR's customers has caused sales to decrease. A recovery in oil prices has begun to see a return of sales activity. Net income before taxes for WRR was $215,000 in 1999 compared to $441,000 in 1998.
      The administrative activities of BCZ and the Parent generated revenues of $1,029,000 in 1999 compared to $1,831,000 in 1998. This revenue was primarily related to interest income on collateralized mortgage obligations ("CMOs") held by the Parent and purchased in February, 1998. This revenue has decreased as the result of principal paydowns and occasional sales of the investment. Total expenses were $2,736,000 in 1999 compared to $3,155,000 in 1998. Decreased interest expense associated with the CMO financing and a decrease in administrative expenses are the primary reasons for the decrease. Administrative activities include executive management, internal audit, management information systems, human resources, building services, securities operations, compliance and accounting. The administrative activities of BCZ and the Parent reduced net income before taxes by $1,706,000 in 1999 compared to $1,323,000 in 1998.
                    Results of Operations - Six months ended
                     June 30, 1999 Compared to June 30, 1998
      The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the Six Months Ended June 30,                 1999     1998    (Decrease)
                                                   (Dollars in thousands)
Revenues:
  Health Care and Senior Living
    Investment Banking                          $11,452   $10,240   $ 1,212
  Retail Brokerage                               12,823    10,858     1,965
  Asset Management                               17,688     8,293     9,395
  Taxable Trading                                 1,033     1,768      (735)
  Other Activities and Intercompany               3,412     5,276    (1,864)
      Total                                     $46,408   $36,435    $9,973
Income (Loss) Before Taxes:
  Health Care and Senior Living
    Investment Banking                          $ 2,569   $ 1,643    $  926
 Retail Brokerage                                 1,750       724     1,026
  Asset Management                                 (253)      737      (990)
  Taxable Trading                                  (110)   (1,310)    1,200
  Other Activities and Intercompany              (3,399)   (2,855)     (544)
      Total                                     $   557   $(1,061)   $1,618

Health Care and Senior Living Investment Banking
      Health care and senior living investment banking activities generated revenues of $11,452,000 in 1999 compared to $10,240,000 in 1998, an increase of $1,212,000 or 12%. A strong first quarter provided an increase in underwriting revenue net of direct expenses of approximately $2,300,000 in 1999 compared to 1998. A total of 36 managed or comanaged transactions were completed in 1999 compared to 31 in 1998. Underwriting fees decreased $1,400,000 in 1999 compared to 1998. A decrease in special products and financial advisory transactions is the reason for the decrease and is primarily due to a turnover in personnel. Remarketing fees and income from tax-exempt trading also decreased compared to prior year. These decreases were partially offset by increased fees from mortgage originations which approximated $600,000.
      Total expenses of the health care and senior living investment banking activities were $8,883,000 in 1999 compared to $8,597,000 in 1998, an increase of $286,000 or 3%. An increase in employee compensation and benefits of $300,000 and other expense categories to a lesser extent were offset by decreases in interest expense. The health care and senior living investment banking activities had a net income before taxes of $2,569,000 in 1999 compared to $1,643,000 in 1998.
Retail Brokerage
      Retail brokerage activities generated revenues of $12,823,000 in 1999 compared to $10,858,000 in 1998, an increase of $1,965,000 or 18%. The increase is primarily the result of a $1,885,000 increase in revenue from the underwriting and sale of church and school bonds. These bonds were primarily sold through BCZ full service retail brokerage offices. The BCZ retail brokerage offices also increased revenues from other products by approximately $965,000. Other products sold include primarily equities, mutual funds, and annuities. ZTT also increased its discount brokerage revenues by approximately $340,000 as the result of increased transaction activity in 1999 over 1998. These increases were partially offset by reduced secondary trading revenue associated with our retail trading activities.
      The expenses of retail brokerage activities were $11,073,000 in 1999 compared to $10,134,000 in 1998, an increase of $939,000 or 9%. This increase was primarily due to increased clearing charges of approximately $1,140,000 related to the clearing of brokerage transactions by outside clearing agents. Prior to May, 1998, clearing costs were part of BCZ administrative overhead and were not allocated to the BCZ retail sales group. Compensation and benefits increased approximately $235,000, primarily associated with the higher volumes of activity. Interest expense also increased $150,000 as the result of interest expense allocations to the BCZ retail sales group for inventory held. These increases were partially offset by decreases in promotional and communication expenses totalling approximately $560,000. The decreased promotional and communications activity relates to a high volume of activity in 1998 with respect to communication of the clearing conversions and related issues with our customers that did not recur in 1999. The resulting net income before taxes for retail brokerage activities was $1,750,000 in 1999 compared to $724,000 in 1998.
Asset Management
      Asset management activities generated revenues of $17,688,000 in 1999 compared to $8,293,000 in 1998, an increase of $9,395,000 or 113%. The inclusion of PMC as a subsidiary contributed $10,138,000 or revenues in 1999. Total ZAMI revenues remained approximately the same despite the transfer of PPP mutual fund investment management activity to BCZ. BCZ managed asset activities had increased revenues of $646,000 in 1999 over 1998 primarily as the result of the transfer. The overall increase in revenues at ZAMI and BCZ is the result of an increase in total assets under management. The above increases were offset by reduced revenue at the former GS2 subsidiary of approximately $1,400,000 primarily related to reduced investment banking volumes.
      Total expenses of the asset management activities were $17,941,000 in 1999 compared to $7,557,000 in 1998, an increase of $10,384,000 or 137%.
The inclusion of PMC as a subsidiary in 1999 caused an increase of $10,356,000 in expenses, of which $5,495,000 related to fees paid to third party investment managers and others. The asset management activities of the Company had a net loss before taxes of $253,000 in 1999 compared to net income of $737,000 in 1998. The losses were incurred in the former GS2 operation, PMC and the BCZ mutual fund asset management/transfer agent activity. The factors associated with the second quarter results apply to the six month results.
Taxable Trading
      Taxable trading activities had gross revenues of $1,033,000 in 1999 compared to $1,768,000 in 1998, a decrease of $735,000 or 42%. Trading revenue decreased by approximately $500,000 due to a reduced trading operation and current fixed income market conditions. The balance of the decrease is related to reduced interest income as the result of lower levels of inventory.
      Expenses of taxable trading activities were $1,143,000 in 1999 compared to $3,078,000 in 1998, a decrease of $1,935,000 or 63%. Employee compensation and benefits decreased $1,027,000 as the result of the reduction in this activity in 1999 compared to 1998. Interest expense decreased $686,000 as the result of less financing required on reduced inventory levels. The taxable trading activity had a net loss before taxes of $110,000 in 1999 compared to $1,310,000 in 1998.
Other Activities and Intercompany
      The activities of other financial services generated revenues of $261,000 in 1999 compared to $966,000 in 1998. The decrease in revenues as well as expenses was related to the planned reduction or discontinuation of several activities as discussed earlier.
      WRR had a gross margin of $1,256,000 in 1999 compared to $1,642,000 in 1998, a decrease of $386,000 or 24%. Decreased recycled product sales as the result of the overall decline in petroleum prices is the primary reason for the decrease. WRR responded with cost reductions and has seen improvement in sales activity toward the end of the period. Net income before taxes for WRR was $215,000 in 1999 compared to $441,000 in 1998.
      The administrative activities of BCZ and the Parent generated revenues of $2,046,000 in 1999 compared to $3,195,000 in 1998. This revenue was primarily related to interest income on CMOs held by the Parent and purchased in February, 1998. Principal paydowns on the CMOs have caused this revenue to decrease. Total expenses were $5,682,000 in 1999 compared to $6,319,000 in 1998. Decreased interest expense and a decrease in other administrative expenses are the primary reasons for the decrease. The administrative activities of BCZ and the Parent reduced net income before taxes by $3,636,000 in 1999 compared to $3,123,000 in 1998.
Liquidity and Capital Resources
      Capital expenditures for assets for the first six months of 1999 were $1,159,000. Approximately $744,000 were technology expenditures and $415,000 were expended for furniture, equipment, and leasehold improvements. Land, buildings and equipment, net of related depreciation and amortization, was 9% of total Company assets.
      The Company has a continuing need for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company. These notes vary in maturities up to 270 days. In the first six months of 1999, a total of $47,338,000 of notes were issued and $49,099,000 were repaid. This source of additional cash was used primarily to finance lending and investment activity.
      During the second quarter of 1998, substantially all non-cash assets of ZCSI were sold and the proceeds used to retire all outstanding bonds. The bonds had been used to finance the purchase of lease obligations and lease financing notes. No new bonds have been issued in 1998 or 1999, nor does the Company contemplate issuing bonds from this subsidiary in the future.
      FCFC issued bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $4,682,000 of mortgage loans outstanding at June 30, 1999, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 and through prepayments. Total bonds outstanding at June 30, 1999 were $4,376,000. No new bonds were issued in 1999 nor does the Company plan to issue bonds in the future.
      BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $5,455,000 of variable rate securities were held in inventory at June 30, 1999. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.
      BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. There was $400,000 outstanding under bank unsecured credit facilities at June 30, 1999. Amounts outstanding under repurchase agreements were $822,000 and the amount owed the clearing agent was $33,358,000. In each case securities are the underlying collateral for the amounts due.
      The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. ZCO had $100,000 outstanding under bank unsecured credit facilities at June 30, 1999. Amounts outstanding under repurchase agreements totalled $28,974,000 at June 30, 1999, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.
      The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
      In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
Year 2000
      The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software, and electronic devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.
      The Company began the process of addressing Year 2000 compliance in 1996. During 1998, BCZ and ZTT, the Company's primary retail brokerage subsidiaries, completed the conversion from self-clearing to clearing on a fully disclosed basis through clearing agents. This conversion relieved the Company of the burden of making corrections to its internal computer-based clearing systems to achieve Year 2000 compliance. In the case of each of the two subsidiaries, the conversion of securities brokerage processing systems was to a vendor that is a significant provider of this type of service to the securities industry. Each vendor has published plans and progress reports with respect to its readiness for Year 2000 and indicated its belief that it will be prepared for Year 2000. The Company has also converted its information technology processes from a central mainframe computer to a server-based network system. The vendors of the hardware and software associated with this system have indicated compliance with Year 2000 readiness standards. This server-based network system is being extended throughout the company replacing older systems.
      As part of its reviews, the Company completed a company-wide inventory and assessment of electronic equipment and systems of all its financial services subsidiaries including PMC and its subsidiaries acquired in December, 1998. The Company has made substantial progress in the process of updating technology as part of a larger conversion of information technology systems and operational systems and should have all remaining systems Year 2000 compliant by the end of the third quarter. The Company has received responses from all vendors of mission critical systems as to their readiness for Year 2000. The Company has successfully participated in industry-wide testing. The industry-wide testing was completed with no material exceptions. The internal testing of mission critical systems is substantially complete. The internal testing of non-critical internal systems is over 90% complete and is expected to be completed by the end of October, 1999.
      Year 2000 planning and preparation at PMC has been in progress since 1997 using primarily internal resources. PMC's business operations include both internal information systems, such as performance reporting and portfolio accounting, and external systems, which support its broker-dealer operations and portfolio accounting. Final testing of the internal systems is expected to be completed by September 30, 1999. The external systems are provided by recognized vendors who have responded favorably with respect to inquiries about Year 2000 compliance. PMC has developed a preliminary contingency plan which is in the process of being finalized.
      The total cost of the Year 2000 preparedness efforts are not specifically identified. The conversion of BCZ and ZTT to fully disclosed clearing through third party clearing agents and the updating of internal information systems to current technology were part of a larger strategy to update internal systems, and were not budgeted or identified as expenses related to Year 2000 compliance. As a result, it is difficult to distinguish between the costs of strategic operational conversions and Year 2000 compliance. Costs specifically incurred for Year 2000 compliance are principally the related payroll costs of internal information systems personnel which are not separately tracked.
      The impact of the Year 2000 issue on the securities industry will likely be significant since virtually every aspect of the sale of securities and processing of transactions requires Year 2000 compliance review. Because of the interdependent nature of securities transactions, the Company may be adversely affected, depending upon whether it and the entities with whom the Company interacts address this issue successfully. The failure to correct a significant Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, the Company does not control third party vendors and as a result, cannot determine to what extent future results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part form the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the conversion to fully-disclosed clearing agents who have favorably responded as to their Year 2000 readiness, and updated technology platforms, the probability of significant interruptions of normal operations is mitigated.
      The Company has prepared a contingency plan for Year 2000 issues.
The plan identifies Year 2000 issues with respect to our primary operational activities. Time frames and alternatives have been developed to continue processing transactions under various scenarios. It is impossible to anticipate all possible circumstances; however, the Company has attempted to address all significant operational areas. The contingency plan is in the process of being reviewed and may be changed based upon the results of ongoing testing throughout 1999. Many of our subsidiaries were required to file Year 2000 information with the Securities and Exchange Commission. This information may be found on their website at www.sec.gov.
Forward Looking Statements
      Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The statements are based on current estimates and are dependent upon a variety of factors that could cause actual results to differ from these estimates. Such factors which may impact the results are: a reduction in the demand for investment banking services by nonprofit healthcare and senior living providers; a significant decline in the overall values of equity and fixed income securities, and the level of activity in those markets; the loss of key personnel; unforeseen material Year 2000 operational problems; the loss of significant customer relationships for investment banking or investment advisory services.
Quantitative and Qualitative Disclosure About Market Risk
      Market risk to the Company arises from exposure to changes in interest rates and other relevant market rate or price risk which impact an instrument's financial value. The Company is exposed to market risk from changes in interest rates through its trading and non-trading activities. In the ordinary course of its business, the Company selectively uses hedging strategies which, while not perfect, are designed to reduce market risk. The Company has adopted policies and procedures which prohibit the use of such derivative instruments for trading purposes.
Interest Rate Risk
      The Company enters into interest rate agreements and purchases futures contracts to minimize the effect of potential interest rate changes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, futures contracts, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in other captions.
I.  Forward Agreements at June 30, 1999
                                          Notational          Fair
                                            Amount            Value
    Forward Debt Services Agreement       $5,005,000         $3,499
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward spread.
    Forward Interest Rate Agreement       $5,005,000         $(950)
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward
    spread.   (Hedge to above instrument.)

II.  Trading and Non Trading Portfolio at June 30, 1999
ASSETS
                                                          Expected Maturity Dates
                                                           (In U.S. Dollars)
Securities Inventory - fixed rate            1999      2000      2001     2002       2003   Thereafter     Total     Fair Value
Municipal bond issues                            -    5,000     5,000   20,000     177,000  35,002,623   35,209,623  34,273,779
  Weighted average interest rate                 -    6.15%     6.00%    5.00%       6.30%       6.10%
Collateralized Mortgage obligations(1)           -        -         -        -           -   7,444,102    7,444,102   4,887,228
  Weighted average interest rate                 -        -         -        -           -       6.63%
Corporate Bond issues                            -        -         -        -           -     204,379      204,379     200,997
  Weighted average interest rate                 -        -         -        -           -       8.54%
Institutional Bonds                         30,000   16,000    45,000    4,000       3,000      88,000      186,000     174,578
  Weighted average interest rate             7.20%    7.05%     8.03%    8.00%       8.25%       7.89%
Preferred Stock                                  -        -         -        -           -   6,484,600    6,484,600   6,026,504
  Weighted average dividend rate                 -        -         -        -           -       7.42%
Other                                        5,000        -         -        -     287,000     538,800      830,800     817,412
  Weighted average interest rate             6.40%        -         -        -       5.10%       6.75%
Securities Inventory - variable rate
Variable rate demand notes                       -        -         -        -           -   5,455,000    5,455,000   5,455,000
  Weighted average interest rate                 -        -         -        -           -       3.51%
Securities purchased under agreement
to resell(2)                             4,500,000        -         -        -           -           -    4,500,000   4,415,625
  Weighted average interest rate             4.25%        -         -        -           -           -
Notes receivable                                 -        -         -        -           -   4,741,585    4,741,585   4,741,585
  Weighted average interest rate                 -        -         -        -           -       9.22%
Other investments                                -        -         -        -           -  27,232,367   27,232,367  27,232,367
  Weighted average interest rate                 -        -         -        -           -       8.87%
LIABILITIES
Short-term notes payable(2)             11,717,366        -         -        -           -           -   11,717,366  11,717,366
  Weighted average interest rate             5.14%        -         -        -           -           -
Securities sold under agreement to
repurchase(2)                           29,796,480        -         -        -           -           -   29,796,480  29,796,480
  Weighted average interest rate             5.27%        -         -        -           -           -
Securities sold not yet purchased                -        -         -        -   4,500,000           -    4,500,000   4,438,125
  Weighted average interest rate                 -        -         -        -       5.38%           -
LIABILITIES (Cont'd.)
                                                          Expected Maturity Dates
                                                           (In U.S. Dollars)
                                             1999      2000      2001     2002       2003   Thereafter     Total     Fair Value
Notes payable to banks - fixed rate        319,746        -         -        -           -           -      319,746     319,746
  Weighted average interest rate             8.00%        -         -        -           -           -
Notes payable to banks - variable rate     810,000        -         -        -           -           -      810,000     810,000
  Weighted average interest rate             6.48%
Bonds payable - fixed rate(1)                    -        -         -        -           -   4,700,682    4,700,682   4,700,682
  Weighted average interest rate                 -        -         -        -           -       8.24%
(1) Assumes no prepayment
(2) The information shown above includes actual interest rates at June 30, 1999 and assumes no changes in interest rates in 1999 or thereafter.
III.  Futures Contracts
Futures Contracts (short)
  Notional Amount         $2,000,000
  Market Value            $2,296,874
  Price Range 114.5625 to 115.8750

Equity Risk
     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio with an aggregate value of approximately $1.4 billion in the form of separately managed and mutual fund accounts. Additionally, PMC and BCZ accounts under management or advisement have an approximate value of $2.9 billion and $860 million, respectively, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. A general decline in the equities market could adversely affect revenues. A reduction in the value of the equity securities in accounts managed or advised by subsidiaries of the Company would result in a reduction in the amount of fees payable to BCZ, ZAMI, and PMC. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.
     In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual results.
                                     PART II
Items 1 through 3.  Not applicable
Item 4.  Results of Votes of Security Holders
         Registrant held an annual meeting on Monday, April 19, 1999 for which a proxy statement was sent to shareholders of record at the close of business on March 1, 1999. A brief description of the matters voted upon is as follows:
         1. To elect three directors for a term of three years and a fourth director to complete a two year term in a newly created directorship position.
         2. To vote on a proposal to ratify the retention of Arthur Andersen LLP as auditors for 1999.
             A total of 2,465,581 shares were outstanding and eligible to vote. The following votes were cast and the number of abstentions and broker nonvotes are also listed.
         1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.
                                         Grant          Withhold
              D. A. Carlson, Jr.        2,075,568         28,421
              S. A. Roell               2,073,421         30,568
              B. C. Ziegler III         2,075,546         28,443
              R. J. Glaisner            2,075,973         28,016
              The following directors continued in office:  J. C. Frueh,
              J. R. Green, P. D. Ziegler, F. J. Wenzel and P. R. Kellogg.
         2.  Retention of Arthur Andersen LLP as auditors:
                                       For     Against    Abstain
                                    2,090,605   10,842      2,542
Item 5.   Not applicable.
Item 6.   Exhibits and Reports on Form 8-K
          (a)   Exhibits:
                         Exhibit No.       Description
                            27             Financial Data Schedule
          (b)   Reports on Form 8-K:       None
                                   SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   THE ZIEGLER COMPANIES, INC.
Dated:  August 12, 1999            By     /s/ Peter D. Ziegler
                                          Peter D. Ziegler
                                          Chairman of the Board, President,
                                          and Chief Executive Officer
Dated:  August 12, 1999            By     /s/ Gary P. Engle
                                          Gary P. Engle
                                          Senior Vice President/
                                          Chief Financial Officer
                                  EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule