Form 10-Q
period 1999-09-30
ZIEGLER COMPANIES INC
filed 1999-11-15
CIK 109312

Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999
                                      OR
            [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                           Commission file number 1-10854
                            THE ZIEGLER COMPANIES, INC.
                (Exact name of registrant as specified in its charter)
             Wisconsin                                         39-1148883
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)
                 215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)          (Zip Code)
        Registrant's telephone number, including area code: (262) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ( X )      No  (   )
  The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at October 31, 1999 was 2,435,778 shares.
                                         PART I
                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                   September 30,  December 31,
                                                       1999           1998
ASSETS
  Cash                                             $  8,608,749   $  7,037,183
  Short-term investments                              6,530,241     10,267,040
      Total cash and cash equivalents                15,138,990     17,304,223
  Securities inventory                               39,625,668    125,429,892
  Securities purchased under agreements to resell     4,483,125      4,753,125
  Accounts receivable                                 7,073,304      6,655,766
  Accrued income taxes receivable                     2,470,708      1,344,380
  Investment in and receivables from affiliates       1,678,651      1,629,473
  Notes receivable                                    4,654,390      5,509,630
  Other investments                                  27,055,377     28,587,845
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $21,681,274 and $19,792,490, respectively        12,565,291     13,240,874
  Deferred income tax benefit                         2,783,390      3,212,427
  Goodwill                                           12,641,421     13,346,998
  Other assets                                        5,480,045      5,719,308
      Total assets                                 $135,650,360   $226,733,941
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                         $  8,898,200   $ 13,501,519
  Securities sold under agreements to repurchase     29,470,000     31,040,000
  Payable to broker-dealers and clearing
    organizations                                    24,736,257     98,435,492
  Accounts payable                                    1,820,537      2,156,426
  Securities sold, not yet purchased                  4,438,125      4,644,855
  Notes payable to banks                                657,342      2,776,687
  Bonds payable                                       4,595,124      5,369,797
  Other liabilities and deferred items               12,779,695     19,208,188
      Total liabilities                              87,395,280    177,132,964
  Commitments
  Stockholders' equity
   Common stock, $1.00 par,
    authorized 7,500,000 shares,
    issued 3,544,030 shares                           3,544,030      3,544,030
  Additional paid-in capital                          6,220,888      6,204,728
  Retained earnings                                  55,799,750     56,875,618
  Treasury stock, at cost, 1,093,037
    and 1,073,459 shares, respectively              (17,172,432)   (16,797,954)
  Unearned compensation                                (137,156)      (225,445)
        Total stockholders' equity                   48,255,080     49,600,977
        Total liabilities and stockholders' equity $135,650,360   $226,733,941

   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.
                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                                 (Unaudited)

                                                 For the Three Months Ended
                                                September 30,  September 30,
                                                    1999          1998
Revenues:
  Investment banking                             $ 6,086,776  $ 7,618,614
  Commission income                                6,166,164    5,236,614
  Investment management and
    advisory fees                                  6,554,829    1,447,393
  Interest and dividends                           1,487,509    2,488,725
  Gross profit on chemical products                  908,082    1,018,127
  Other                                              789,386      522,884
    Total revenues                                21,992,746   18,332,357
Expenses:
  Employee compensation and benefits              10,862,668    9,997,473
  Commissions and clearing fees                    4,071,417    1,891,782
  Communications                                     887,677      825,585
  Occupancy and equipment                          2,499,869    1,402,473
  Promotional                                      1,151,052    1,043,485
  Professional and regulatory                        624,484      259,777
  Interest                                           986,393    2,176,016
  Goodwill amortization                              235,193       28,932
  Other operating expenses                         1,173,740    1,432,067
    Total expenses                                22,492,493   19,057,590
Loss before income taxes                            (499,747)    (725,233)
Benefit from income taxes                           (151,118)    (246,400)
    Net loss                                     $  (348,629) $  (478,833)
Net loss per share of common stock:
    Basic and diluted loss per share                   $(.14)       $(.20)
Dividends per share                                    $ .13        $   -
Average number of shares outstanding:
  Basic                                            2,422,306    2,372,343
  Diluted                                          2,447,482    2,417,389

 The accompanying notes to consolidated condensed financial statements are an integral part of these statements
              THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                              (Unaudited)

                                                 For the Nine Months Ended
                                                September 30,  September 30,
                                                     1999          1998
Revenues:
  Investment banking                              $20,450,020   $22,313,145
  Commission income                                18,447,498    16,524,691
  Investment management and advisory fees          19,674,327     4,267,199
  Interest and dividends                            4,831,800     6,664,632
  Gross profit on chemical products                 2,163,940     2,660,304
  Other                                             2,831,868     2,337,688
    Total revenues                                 68,399,453    54,767,659
Expenses:
  Employee compensation and benefits               33,138,153    30,585,796
  Commissions and clearing fees                    12,817,770     4,486,175
  Communications                                    2,753,315     2,848,676
  Occupancy and equipment                           7,042,607     4,289,114
  Promotional                                       3,149,061     3,082,686
  Professional and regulatory                       1,654,886       964,100
  Interest                                          3,105,236     5,473,254
  Goodwill                                            705,577        86,795
  Other operating expenses                          3,975,232     4,737,306
    Total expenses                                 68,341,837    56,553,902
Income (loss) before income taxes                      57,616    (1,786,243)
Provision for (benefit from)
  income taxes                                        172,582      (624,000)
    Net loss                                         (114,966)  $(1,162,243)
Net loss per share of common stock:
    Basic and diluted loss per share                    $(.05)        $(.49)
Dividends per share                                     $ .39         $ .26
Average number of shares outstanding:
  Basic                                             2,427,415     2,372,090
  Diluted                                           2,454,576     2,428,934

 The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30,  September 30,
                                                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (114,966)  $(1,162,243)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                  2,953,727     1,259,092
      Unrealized loss on securities inventory          256,478       464,740
      Gain on sale of other investments                      -       (73,853)
      Compensation expense related to
        restricted stock grants                         88,289       297,578
      Deferred income taxes                            429,037    (1,059,825)
      Loss on bond retirement                                -        94,268
  Changes in assets and liabilities:
    Decrease/(Increase) in -
      Securities inventory                          85,547,746   (10,951,878)
      Accounts receivable                             (576,227)    6,920,380
      Accrued income taxes receivable               (1,126,328)     (329,982)
      Securities purchased under agreements
        to resell                                      270,000   (10,920,049)
      Other assets                                     212,949       510,323
    Increase/(Decrease) in -
      Payable to customers and broker-dealers      (73,699,235)   59,246,880
      Accounts payable                                (335,889)   (4,752,864)
      Securities sold, not yet purchased              (206,730)            -
      Other liabilities                             (6,374,811)     (621,941)
            Net cash provided by operating
              activities                             7,324,040    38,920,626
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of equipment                                   99,670        17,125
    Principal payments received under leases                 -       779,645
    Sale of leased equipment                                 -       924,652
    Payments received on notes receivable              936,072     4,813,508
    Sale of leases and notes                                 -     5,832,190
    Sales/paydowns of other investments              1,532,468    10,016,893
  Payments for:
    Issuance of new notes receivable                         -      (561,146)
    Purchase of other investments                            -   (39,578,505)
    Capital expenditures                            (1,615,918)   (4,409,699)
            Net cash provided by (used in)
              investing activities                     952,292   (22,165,337

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                      1999          1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of short-term notes payable           $55,104,000   $60,463,000
    Exercise of employee stock options                 104,900        85,965
  Payments for:
    Principal payments of short-term notes
      payable                                      (59,761,000)  (60,946,000)
    Repayments of bonds payable                       (776,000)   (5,219,000)
    Purchase of treasury stock                        (463,218)     (410,660)
    Cash dividends paid                               (960,902)   (1,672,485)
    Retirement of bonds outstanding                          -    (6,257,698)
  Net payments under bank credit
    facilities                                      (2,119,345)  (41,016,902)
  Net receipts (payments) on securities
    sold under agreements to repurchase             (1,570,000)   32,464,000
            Net cash used in financing
              activities                           (10,441,565)  (22,509,780)
NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,165,233)   (5,754,491)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            17,304,223    35,425,130
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $15,138,990   $29,670,639
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                $ 3,366,000   $ 5,132,000
    Income taxes paid during the period            $   683,000   $   755,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Granting of restricted stock from
    treasury stock                                 $         -   $   207,000

 The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 1999
  Note A -- Basis of Presentation
         The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.
  All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be executed for the year ending December 31, 1999.
  Certain prior year amounts have been reclassified to conform with current year presentation.
  Note B -- Commitments and Contingent Liabilities
        In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ did not have any such underwriting commitments outstanding at September 30, 1999.
        WRR Environmental Services Company, Inc. (WRR) is subject to a consent order of the Wisconsin Department of Natural Resources for further testing and control of contaminants in ground water under and adjacent to the plant site in Eau Claire, Wisconsin.
        WRR has disposed of wastes at other waste disposal or recycling sites which are on or may be added to the National Priority List, and may be required to share in the cost of the clean-up of these sites. As of September 30, 1999, WRR had been identified as a potentially responsible party ("PRP") in connection with three sites. For the first site, a payment of $138,000 was made in 1997 in response to an assessment by a steering committee of PRPs at the site. During 1998 the steering committee notified WRR that additional remediation and monitoring costs will be required to clean up the first site. WRR estimates that its total remaining assessment for cleanup costs at the first site will be approximately $150,000. The total estimated cost of cleaning up a second site is approximately $7,000,000, based on current management estimates. Based on the identification of other PRPs and the present interim allocation schedule, WRR estimates that its proportionate share of remediation costs at this second site approximates $420,000. WRR was notified by the EPA that WRR is a PRP at a third site to which WRR delivered materials from 1982 to 1985. A group of major PRPs at the site has cross-complained against WRR and other PRPs, requesting contribution for the cleanup costs. The case is pending in a federal district court.
  In the course of litigation, WRR entered into negotiations with the major PRP group to settle WRRs alleged liability. While there can be no assurances, based on the current status of negotiations, WRR anticipates a final settlement of any liability to the PRP group to be finalized in the fourth quarter, in an amount approximating $375,000 which is expected to be partially offset by insurance recoveries.
       While WRR may be jointly and severally liable for all charges on all three sites, management is not aware of circumstances which could lead to non-performance by the other PRPs when viewed as a group. The reserve for accrued loss contingencies totaled $844,000 at September 30, 1999 and, based upon current estimates, is sufficient to cover the estimated costs related to the specific sites identified above and other ongoing environmental matters. It is possible that WRR's estimates of its liability related to the clean-up of these sites may change materially in the future.
  Note C -- Net Capital Requirements and Customer Reserve Accounts
       As registered broker-dealers, BCZ, Ziegler Thrift Trading, Inc. (ZTT) and Portfolio Brokerage Services, Inc. (PBS) (all of which are direct or indirect subsidiaries of the Company) are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The net capital rule requires a broker-dealer to have sufficient capital, as defined, available to meet current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of September 30, 1999, is as follows:

                                               BCZ        ZTT      PBS
       Aggregate indebtedness           $8,403,000   $  628,000   $   72,000
       Net capital                      $5,861,000   $2,021,000   $1,024,000
       Ratio of aggregate
        indebtedness to
        net capital                      1.43 to 1    0.31 to 1    0.07 to 1
       Required net capital             $  560,000   $  250,000   $  100,000

       Registered broker-dealers that carry customer accounts are subject to Securities and Exchange Commission Rule 15c3-3. BCZ and ZTT each maintain a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under that rule, which allows the Company to maintain the computed amounts in cash or other qualified securities. As of September 30, 1999 there was approximately $2,365,000 in the customer reserve accounts. PBS executes transactions and promptly transmits all customer cash and securities on a delivery versus payment basis through the customer's custodian bank and is, therefore, not subject to rule 15c3-3.
       BCZ and ZTT clear all securities purchase and sale transactions through a clearing agent on a fully disclosed basis and do not carry customer accounts. BCZ currently makes deposits to a customer reserve account as the result of a transfer agent service that it provides. ZTT will discontinue its customer reserve account as a result of the recent sale of substantially all of its assets and liabilities
  Note D -- Investment in Ziegler Mortgage Securities, Inc. II
       The Company has a 50% interest in Ziegler Mortgage Securities, Inc.
  II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                 September 30, September 30,
                                                     1999          1998
       Revenues -
         Interest                                 $  649,489    $  939,324
         Gain on sale/redemption of
           mortgage certificates                      15,206        23,431
              Total revenues                         664,695       962,755
       Expenses -
         Interest                                    592,968       860,791
         Amortization of bond issuance costs          24,071        36,423
         Management fees                              37,285        53,004
         Other                                        10,371        12,537
              Total expenses                         664,695       962,755
       Net income                                 $        -    $        -

                                                   For the Nine Months Ended
                                                September 30,  September 30,
                                                      1999         1998
       Revenues -
         Interest                                 $2,058,178   $3,195,271
         Gain on sale/redemption of
           mortgage certificates                     139,491    1,078,178
              Total revenues                      $2,197,669   $4,273,449
       Expenses -
         Interest                                  1,888,104    2,947,970
         Amortization of bond issuance costs         170,947    1,107,625
         Management fees                              76,272       77,095
         Other                                        62,346      140,759
              Total expenses                       2,197,669    4,273,449
       Net income                                 $        -   $        -

    Note E -- Securities Inventory
         Securities inventory consisted of the following:

                                               September 30, December 31,
                                                   1999          1998
       Municipal bond issues                    $28,772,682  $110,536,184
       Collateralized mortgage obligations        4,991,872     5,251,202
       Institutional bond issues                  2,276,143     2,827,386
       Preferred stock                            1,933,007     3,476,229
       Other securities                           1,651,964     3,338,891
                                                $39,625,668  $125,429,892

  Note F -- Securities Sold, Not Yet Purchased
         Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                September 30, December 31,
                                                    1999         1998
         U.S. Treasury Notes                     $4,438,125   $4,644,855
  Note G -- Payable to Broker-Dealers and Clearing Organizations
      BCZ clears its proprietary and customer brokerage transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. The amount payable to the clearing agent of approximately $22,735,000 at September 30, 1999 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $35,294,000 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements for securities inventory.
  Note H -- Notes Payable to Banks
      The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had $657,000 in short-term borrowings outstanding at September 30, 1999. Such short-term borrowings are generally repaid within 30 days.
  Note I -- Earnings per Share
      The following reconciles the numerators and denominators of the basic and diluted EPS computations for net income (loss) for the following periods:

                                                For the Three Months Ended
                                                September 30, September 30,
                                                    1999         1998
       Net loss                                  $ (348,629)   $(478,833)
       Basic
       Weighted average shares outstanding        2,422,306    2,372,343
       Basic loss per share                           $(.14)       $(.20)
       Diluted
       Weighted average shares outstanding-
         Basic                                    2,422,306    2,372,343
       Effect of dilutive securities:
         Restricted stock                            24,965       26,461
         Employee stock purchase plan                     -        9,368
         Stock options                                  211        9,217
       Weighted average shares outstanding-
         Diluted                                  2,447,482    2,417,389
       Diluted loss per share                         $(.14)       $(.20)

                                                For the Nine Months Ended
                                               September 30, September 30,
                                                    1999         1998
       Net loss                                  $ (114,966) $(1,162,243)
       Basic
       Weighted average shares outstanding        2,427,415    2,372,090
       Basic loss per share                           $(.05)       $(.49)
       Diluted
       Weighted average shares outstanding-
         Basic                                    2,427,415    2,372,090
       Effect of dilutive securities:
         Restricted stock                            22,514       24,264
         Employee stock purchase plan                     -       16,465
         Stock options                                4,647       16,115
       Weighted average shares outstanding-
         Diluted                                  2,454,576    2,428,934
       Diluted loss per share                         $(.05)       $(.49)
  Note J -- Operating Segments
       The operating segments of the Company are organized according to the products and services they provide and the customers they serve.  The following is a summary of information by operating segment:

               Health Care
               and Senior
                 Living
               Investment   Retail       Asset      Taxable     Other
                Banking    Brokerage   Management   Trading    Segments     Totals
For the three
months ended
Sept. 30, 1999
Total
 revenues     $ 4,431,442 $ 6,193,003 $ 9,396,493 $   203,041 $ 1,067,310 $ 21,291,289
Intersegment
 revenues          29,493      52,198     117,911           -           -      199,602
Income (loss)
 before taxes     592,409     599,394     263,791    (317,220)    339,651    1,478,025
For the three
months ended
Sept. 30, 1998
Total
 revenues     $ 6,704,568 $ 5,196,069 $ 3,902,462 $   255,731 $ 1,283,024 $ 17,341,854
Intersegment
 revenues           6,670      50,134      37,276           -           -       94,080
Income (loss)
 before taxes   1,911,910      43,440     317,934  (1,871,433)    391,464      793,315
For the nine
months ended
Sept. 30, 1999
Total
 revenues     $15,883,444 $19,016,030 $27,084,697 $ 1,235,684 $ 2,824,065 $ 66,043,920
Intersegment
 revenues          78,753     163,201     242,530           -           -      484,484
Income (loss)
 before taxes   3,161,556   2,349,671      10,745    (427,207)    577,119    5,671,884
Total assets   19,285,617  22,219,950  22,062,500   2,868,589  13,070,637   79,507,293
For the nine
months ended
Sept. 30, 1998
Total
 revenues     $16,944,744 $16,053,995 $12,195,675 $ 2,024,087 $ 3,952,715 $ 51,171,216
Intersegment
 revenues          22,697      95,446     129,715           -      26,311      274,169
Income (loss)
 before taxes   3,555,115     767,882   1,054,528  (3,181,711)    660,042    2,855,856
Total assets   68,550,439  13,857,610   7,886,033  36,624,623  15,449,056  142,367,761

       The following are reconciliations of operating segment information to the Company's consolidated totals:
[CAPTION]

                                    For the Three Months Ended  For the Nine Months Ended
                                     Sept. 30,    Sept. 30,     Sept. 30,   Sept. 30,
                                       1999         1998          1999        1998
Total Revenues:
  Total revenues for
    reportable segments             $20,223,979  $16,058,830  $63,219,855  $47,218,501
  Revenue for other segments          1,067,310    1,283,024    2,824,065    3,952,715
  Revenues from administrative
    and corporate functions             901,059    1,084,583    2,840,017    3,870,610
  Elimination of intersegment
    revenues                           (199,602)     (94,080)    (484,484)    (274,167)
      Total consolidated revenues   $21,992,746  $18,332,357  $68,399,453  $54,767,659

       Revenues from administrative and corporate functions are primarily related to fee income and interest revenue. Intersegment revenues include primarily miscellaneous transactions for various services and fees, generally of an administrative nature.

                                    For the Three Months Ended  For the Nine Months Ended
                                     Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                                       1999         1998          1999         1998
Income before taxes:
  Total income for reportable
    segments                        $ 1,138,374  $   401,851  $ 5,094,765  $ 2,195,814
  Income before taxes for other
    segments                            339,651      391,464      577,119      660,042
  Unallocated amounts:
    Unallocated administrative and
      corporate expenses net of
      income                         (1,977,772)  (1,518,548)  (5,614,268)  (4,642,099)
        Total consolidated net income
        (loss) before taxes         $  (499,747) $  (725,233)  $   57,616  $(1,786,243)

       Administrative and corporate activities are activities that support multiple segments and relate to the overall management, administration, and regulatory compliance of the Company and its subsidiaries. Substantially all income is earned from the services and activities provided by the Company. Taxes are not allocated among the operating segments.

                                                For the Nine Months Ended
                                                Sept. 30,    Sept. 30,
                                                   1999          1998
       Total Assets:
         Total assets for reportable
           segments                            $ 66,436,656  $126,918,705
         Assets for other segments               13,070,637    15,449,056
         Corporate and other unallocated
            assets                               56,143,067    66,136,487
            Total consolidated assets          $135,650,360  $208,504,248

       Assets specifically identifiable to a segment are allocated to that segment. A significant amount of the assets are financial assets pertaining to corporate activities and are not allocated. Total assets includes securities inventory which can vary significantly from period to period.
  Note K -- Subsequent Events
       In August, 1999, the Company signed a definitive asset purchase agreement to sell substantially all of the assets and liabilities (excluding approximately $1.866 million in cash) of ZTT, its discount brokerage subsidiary, to a major financial services company for $7.4 million plus 1999 net income through closing. The transaction closed on October 29, 1999. The proceeds were paid in cash at closing. The proposed transaction will generate an after-tax gain of approximately
  $3.6 million or $1.48 per share.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is principally engaged in financial services activities. These financial services activities are conducted primarily through four operating segments. These operating segments are health care and senior living investment banking, retail brokerage, asset management, and taxable trading. These activities are carried on through the Company's subsidiaries which are B. C. Ziegler and Company ("BCZ"), Ziegler Thrift Trading, Inc. ("ZTT"), Ziegler Financing Corporation ("ZFC"), Ziegler Asset Management Inc. ("ZAMI"), and PMC International, Inc. and its subsidiaries ("PMC"). GS2 Securities, Inc. ("GS2") was merged into BCZ as of December 31, 1998.
       The Company also has a nonfinancial subsidiary, WRR Environmental Services Company, Inc. ("WRR"), whose services include pollution abatement and chemical blending, as well as the recycling, reclaiming and disposing of chemical wastes. Other areas of the Company not considered operating segments are the administrative activities provided by BCZ and the Parent.
                  Results of Operations - Three months ended
              September 30, 1999 Compared to September 30, 1998
       The following table summarizes the changes in revenue and net income
  (loss) before taxes of the Company:

                                                                       Increase/
  For the Three Months Ended September 30,          1999     1998    (Decrease)
                                                      (Dollars in thousands)
  Revenues:
    Health Care and Senior Living
      Investment Banking                           $ 4,431   $ 6,705   $(2,274)
    Retail Brokerage                                 6,193     5,196       997
    Asset Management                                 9,396     3,902     5,494
    Taxable Trading                                    203       256       (53)
    Other Activities and Eliminations                1,770     2,273      (503)
       Total                                       $21,993   $18,332   $ 3,661
  Income (Loss) Before Taxes:
    Health Care and Senior Living
      Investment Banking                           $   592   $ 1,912   $(1,320)
    Retail Brokerage                                   599        43       556
    Asset Management                                   264       318       (54)
    Taxable Trading                                   (317)   (1,871)    1,554
    Other Activities                                (1,638)   (1,127)     (511)
       Total                                       $  (500)  $  (725)  $   225

  Health Care and Senior Living Investment Banking
         Health care and senior living investment banking activities generated revenues of $4,431,000 in 1999 compared to $6,705,000 in 1998, a decrease of $2,274,000 or 34%.  Total healthcare and senior living investment banking revenue decreased $1,824,000 in 1999. A total of 13 managed or comanaged transactions were completed in 1999 compared to 17 in 1998. The decrease in transactions and an overall decrease in underwriting discounts were the primary reasons for the decrease in revenues. The balance of the decrease in revenues was due to decreases in trading profits and interest income. Financial advisory, special products, and remarketing fees did not change significantly between years. The decreases were partially offset by increased fees from FHA mortgage servicing activities.
       Total expenses of the health care and senior living investment banking activities were $3,839,000 in 1999 compared to $4,793,000 in 1998, a decrease of $954,000 or 20%. The decrease was primarily related to a decrease in commission-based employee compensation and benefits of $845,000 as the result of decreased revenues. A decrease in interest expense primarily related to remarketing activities was the primary reason for the balance of the decline. The health care and senior living investment banking activities had a net income before taxes of $592,000 in 1999 compared to $1,912,000 in 1998.
   Retail Brokerage
       Retail brokerage activities generated revenues of $6,193,000 in 1999 compared to $5,196,000 in 1998, an increase of $997,000 or 19%. The
  BCZ retail sales group had increased revenues of $792,000, mostly attributed to increased commissions from the sales of mutual funds.
  ZTT also increased its discount brokerage revenues by approximately
  $200,000 as the result of increased transaction activity. BCZ insurance agency revenues did not change significantly.
       Total expenses of the retail brokerage activities were $5,594,000 in 1999 compared to $5,153,000 in 1998, an increase of $441,000 or 9%. A primary reason for the increase was an increase in commission-based compensation expense of $231,000 due to the higher volumes of revenue. Interest expense also increased $133,000 as the result of interest expense allocations to the BCZ retail sales group for inventory held. The resulting net income before taxes for retail brokerage activities was $599,000 in
  1999 compared to $43,000 in 1998.
   Asset Management
       Asset management activities generated revenues of $9,396,000 in 1999 compared to $3,902,000 in 1998, an increase of $5,494,000 or 141%. The inclusion of PMC as a subsidiary contributed $4,932,000 of revenues in
  1999. PMC was acquired by the Company in December, 1998. Total ZAMI revenues decreased $494,000 as the result of the transfer of Principal Preservation Portfolio ("PPP") mutual fund management to BCZ effective May 1, 1999. BCZ managed asset activities had increased revenues of $953,000 in 1999 over 1998 primarily as the result of the aforementioned transfer, which was done to better align activities within the Company. The net increase in revenues of approximately $459,000 was the result of an increase in average assets under management for these two entities.
       Total expenses of the asset management activities were $9,132,000 in 1999 compared to $3,584,000 in 1998, an increase of $5,548,000 or 155%.
  The inclusion of PMC as a subsidiary in 1999 caused an increase of $4,988,000 in expenses, of which $2,476,000 related to fees paid by PMC to third party investment managers and others which are included in
  Commissions and Clearing Fees, $1,251,000 related to employee costs included in Employee Compensation and Benefits, and $630,000 related to occupancy and equipment costs. The asset management activities had a net income before taxes of $264,000 in 1999 compared to net income of $318,000
  in 1998, a decrease of $54,000 or 17%.  PMC was   close to breakeven for
  the quarter.
  Taxable Trading
       Taxable trading activities had gross revenues of $203,000 in 1999 compared to $256,000 in 1998, a decrease of $53,000 or 21%. The decrease in revenues was primarily due to reduced trading activity. A reduced trading operation and market conditions were the primary reasons for the decrease.
       Expenses of taxable trading activities were $520,000 in 1999 compared to $2,127,000 in 1998, a decrease of $1,607,000 or 76%. Reductions in employee compensation and benefits of approximately $623,000 related to the reduced trading operation and approximately $807,000 in interest expense due to the financing of lower levels of inventory were the primary reasons for the decrease. The taxable trading activities had a net loss before tax of $317,000 in 1999 compared to a net loss before tax of $1,871,000 in 1998.
  Other Activities and Intercompany
       The activities of other financial services generated revenues of $114,000 in 1999 compared to $238,000 in 1998. The decease was related to the planned reduction or discontinuation of several activities. Reductions in the FCFC loan portfolio and the sale by ZCSI of substantially all leases and notes receivable in June, 1998, were the primary reasons for the decrease in revenues, primarily interest income. Expenses, primarily interest expense, for these activities also decreased as the result of the retirement of bonds outstanding for both FCFC and ZCSI.
       WRR, the only nonfinancial activity of the Company, had a gross margin of $953,000 in 1999 compared to $1,045,000 in 1998, a decrease of $92,000 or 9%. Decreased product sales as compared to prior year was the primary reason for the decrease. The overall decrease in petroleum prices earlier in the year as well as the effects of the Asian economy on WRR's customers had caused sales to decrease. A recovery in oil prices has begun to see an increase in sales. Net income before taxes for WRR was $327,000 in 1999 compared to $358,000 in 1998.
       The administrative activities of BCZ and the Parent generated revenues of $907,000 in 1999 compared to $1,263,000 in 1998. This revenue was primarily related to interest income on collateralized mortgage obligations ("CMOs") held by the Parent and purchased in February, 1998. This revenue has decreased as the result of principal paydowns and occasional sales of the investment. Total expenses were $2,885,000 in 1999 compared to $2,781,000 in 1998. Decreased interest expense associated with the CMO financing and allocation of interest to the operating segments were the primary reasons for the decrease. This decrease was offset by an increase in administrative costs related to the cost of replacing equipment and professional fees. Administrative activities include executive management, internal audit, management information systems, human resources, building services, securities operations, compliance and accounting. The administrative activities of BCZ and the Parent reduced net income before taxes by $1,978,000 in 1999 compared to $1,519,000 in 1998.
                    Results of Operations - Nine months ended
                September 30, 1999 Compared to September 30, 1998
       The following table summarizes the changes in revenue and net income
  (loss) before taxes of the Company:

                                                                      Increase/
  For the Nine Months Ended September 30,          1999     1998   (Decrease)
                                                    (Dollars in thousands)
  Revenues:
    Health Care and Senior Living
      Investment Banking                         $15,883   $16,945   $(1,062)
    Retail Brokerage                              19,016    16,054     2,962
    Asset Management                              27,085    12,196    14,889
    Taxable Trading                                1,236     2,024      (788)
    Other Activities and Intercompany              5,179     7,549    (2,370)
         Total                                     $68,399   $54,768   $13,631
  Income (Loss) Before Taxes:
    Health Care and Senior Living
      Investment Banking                         $ 3,162   $ 3,555   $  (393)
    Retail Brokerage                               2,350       768     1,582
    Asset Management                                  11     1,055    (1,044)
    Taxable Trading                                 (427)   (3,182)    2,755
    Other Activities and Intercompany             (5,038)   (3,982)   (1,056)
         Total                                     $    58   $(1,786)  $ 1,844

  Health Care and Senior Living Investment Banking
       Health care and senior living investment banking activities generated revenues of $15,883,000 in 1999 compared to $16,945,000 in 1998, a decrease of $1,062,000 or 6%. Total investment banking revenues increased $459,000 in 1999 as compared to 1998. A total of 49 managed or comanaged transactions were completed in 1999 compared to 51 in 1998. Although the total face amount of bonds issued did not change significantly from 1998, a slight increase in the average underwriting discount was the reason for the increase. Underwriting fees decreased $1,426,000 in 1999 compared to 1998. A decrease in special products and financial advisory transactions was the reason for the decrease and is primarily due to a turnover in personnel. Remarketing fees, income from tax-exempt trading, and interest income also decreased compared to prior year. These decreases were partially offset by increased fees from mortgage origination and servicing which approximated $760,000.
       Total expenses of the health care and senior living investment banking activities were $12,721,000 in 1999 compared to $13,390,000 in 1998, a decrease of $669,000 or 5%. A decrease in employee compensation and benefits of $478,000 related to decreased revenues was the primary reason for the decrease. General increases in most categories of expenses were offset by a decrease in interest expense as the general level of inventory decreased. The health care and senior living investment banking activities had a net income before taxes of $3,162,000 in 1999 compared to $3,555,000 in 1998.
  Retail Brokerage
       Retail brokerage activities generated revenues of $19,016,000 in 1999 compared to $16,054,000 in 1998, an increase of $2,962,000 or 18%. An increase of $610,000 in revenue from the underwriting and sale of church and school bonds contributed to this revenue growth. These bonds were primarily sold through BCZ full service retail brokerage offices. The BCZ retail brokerage offices also increased revenues from other products by approximately $1,530,000. Other products sold include primarily equities, mutual funds, and annuities. ZTT also increased its discount brokerage revenues by approximately $542,000 as the result of increased transaction activity in 1999 over 1998.
       The expenses of retail brokerage activities were $16,666,000 in 1999 compared to $15,286,000 in 1998, an increase of $1,380,000 or 9%. This increase was primarily due to increased clearing charges of approximately $1,107,000 related to the clearing of brokerage transactions by outside clearing agents. Prior to May, 1998, clearing costs were part of BCZ administrative overhead and were not allocated to the BCZ retail sales group. Compensation and benefits increased approximately $458,000, primarily associated with the higher volumes of activity. Interest expense also increased $282,000 as the result of interest expense allocations to the BCZ retail sales group for inventory held. These increases were partially offset by decreases in promotional and communication expenses totalling approximately $472,000. The decreased promotional and communications activity relates to a high volume of activity in 1998 with respect to communication of the clearing conversions and related issues with our customers that did not recur in 1999. The resulting net income before taxes for retail brokerage activities was $2,350,000 in 1999 compared to $768,000 in 1998.
  Asset Management
       Asset management activities generated revenues of $27,085,000 in 1999 compared to $12,196,000 in 1998, an increase of $14,889,000 or 122%. The inclusion of PMC as a subsidiary contributed $15,071,000 of revenues in 1999. Total ZAMI revenues decreased $491,000 primarily as the result of the transfer of PPP mutual fund investment management activity to BCZ. BCZ managed asset activities had increased revenues of $1,590,000 in 1999 over 1998 primarily as the result of the transfer. The overall increase in revenues at ZAMI and BCZ was the result of an increase in total assets under management. The above increases were offset by reduced revenue at the former GS2 subsidiary of approximately $1,290,000 primarily related to reduced corporate investment banking volumes.
       Total expenses of the asset management activities were $27,074,000 in 1999 compared to $11,141,000 in 1998, an increase of $15,933,000 or 143%.
  The inclusion of PMC as a subsidiary in 1999 caused an increase of $15,344,000 in expenses, of which $7,970,000 related to fees paid to third party investment managers and others, $3,710,000 related to employee costs included in Employee Compensation and Benefits, and $2,000,000 related to occupancy and equipment costs. The asset management activities of the Company had a net income before taxes of $11,000 in 1999 compared to net income of $1,055,000 in 1998. PMC, acquired in December, 1998, had a net loss of $374,000 for the nine month period. The balance of the decrease is due to the shortfall of corporate investment banking income noted above. Taxable Trading
       Taxable trading activities had gross revenues of $1,236,000 in 1999 compared to $2,024,000 in 1998, a decrease of $788,000 or 39%. Trading revenue decreased by approximately $159,000 due to a reduced trading operation and current fixed income market conditions. Interest income decreased $944,000 related to reduced interest income as the result of lower levels of inventory.
       Expenses of taxable trading activities were $1,663,000 in 1999 compared to $5,206,000 in 1998, a decrease of $3,543,000 or 68%. Employee compensation and benefits decreased $1,660,000 as the result of the reduction in this activity in 1999 compared to 1998. Interest expense decreased $944,000 as the result of less financing required on reduced inventory levels. The taxable trading activity had a net loss before taxes of $427,000 in 1999 compared to a loss of $3,182,000 in 1998.
  Other Activities and Intercompany
       The activities of other financial services generated revenues of $376,000 in 1999 compared to $1,204,000 in 1998. The decrease in revenues as well as expenses was related to the planned reduction or discontinuation of several activities as discussed in the third quarter results.
       WRR had a gross margin of $2,448,000 in 1999 compared to $2,749,000 in 1998, a decrease of $301,000 or 11%. Decreased recycled product sales as the result of an earlier decline in petroleum prices was the primary reason for the decrease. WRR responded with cost reductions and has seen improvement in sales since that time. Net income before taxes for
  WRR was $542,000 in 1999 compared to $799,000 in 1998.
       The administrative activities of BCZ and the Parent generated revenues of $2,953,000 in 1999 compared to $4,458,000 in 1998.  This revenue was primarily related to interest income on CMOs held by the Parent and purchased in February, 1998. Principal paydowns on the CMOs have caused this revenue to decrease. Total expenses were $8,567,000 in 1999 compared to $9,100,000 in 1998. Decreased interest expense and allocation of interest to the operating segments were the primary reasons for the decrease. The administrative activities of BCZ and the Parent reduced net income before taxes by $5,614,000 in 1999 compared to $4,642,000 in 1998. Liquidity and Capital Resources
       Capital expenditures for assets for the first six months of 1999 were $1,616,000. Approximately $1,060,000 were technology expenditures and $556,000 were expended for furniture, equipment, and leasehold improvements. Land, buildings and equipment, net of related depreciation and amortization, was 9% of total Company assets.
       The Company has a continuing need for cash to finance its activities. A significant source of cash has been and continues to be the issuance of short-term notes of the Company to third parties. These notes vary in maturities up to 270 days. In the first nine months of 1999, a total of $55,104,000 of notes were issued and $59,761,000 were repaid. This source of additional cash was used primarily to finance lending and investment activity.
       During the second quarter of 1998, substantially all non-cash assets of ZCSI were sold and the proceeds used to retire all outstanding bonds. The bonds had been used to finance the purchase of lease obligations and lease financing notes. No new bonds have been issued in 1998 or 1999, nor does the Company contemplate issuing bonds from this subsidiary in the future.
       FCFC issued bonds to the public as a source of cash prior to 1997. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $4,481,000 of mortgage loans outstanding at September 30, 1999, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 and through prepayments. Total bonds outstanding at September 30, 1999 were $4,270,000. No new bonds were issued in 1999 nor does the Company plan to issue bonds in the future.
       BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $5,300,000 of variable rate securities were held in inventory at September 30, 1999. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.
       BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. There were no amounts outstanding under bank unsecured credit facilities at September 30, 1999. Amounts outstanding under repurchase agreements were $813,000 and the amount owed the clearing agent was $22,735,000. In each case securities are the underlying collateral for the amounts due.
       The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. The Parent had no amounts outstanding under bank unsecured credit facilities at September 30, 1999. Amounts outstanding under repurchase agreements totalled $28,657,000 at September 30, 1999, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.
       The Company's cash and cash equivalent position allows a certain flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements.
       In the opinion of management, the Company's capital resources and available lines of credit are adequate for present and anticipated future operations.
  Year 2000
       The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software, and electronic devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.
       The Company began the process of addressing Year 2000 compliance in 1996. During 1998, BCZ and ZTT, the Company's primary retail brokerage subsidiaries, completed the conversion from self-clearing to clearing on a fully disclosed basis through clearing agents. This conversion relieved the Company of the burden of making corrections to its internal computer-based clearing systems to achieve Year 2000 compliance. In the case of each of the two subsidiaries, the conversion of securities brokerage processing systems was to a vendor that is a significant provider of this type of service to the securities industry. Each vendor has published plans and progress reports with respect to its readiness for Year 2000 and indicated its belief that it will be prepared for Year 2000. The Company has also converted its information technology processes from a central mainframe computer to a server-based network system. The vendors of the hardware and software associated with this system have indicated compliance with Year 2000 readiness standards. This server-based network system is being extended throughout the company replacing older systems.
       As part of its reviews, the Company completed a company-wide inventory and assessment of electronic equipment and systems of all its financial services subsidiaries including PMC and its subsidiaries acquired in December, 1998. The Company had made substantial progress in the process of updating technology as part of a larger conversion of information technology and operational systems. Those and remaining systems are believed to be ready to Year 2000 compliance. The Company has received responses from all vendors of mission critical systems as to their readiness for Year 2000. The Company has successfully participated in industry-wide testing. The industry-wide testing was completed with no material exceptions. The internal testing of mission critical and non-critical internal systems is complete.
       Year 2000 planning and preparation at PMC has been in progress since 1997 using primarily internal resources. PMC's business operations include both internal information systems, such as performance reporting and portfolio accounting, and external systems, which support its broker-dealer operations and portfolio accounting. Final testing of the internal systems has been completed. The external systems are provided by recognized vendors who have responded favorably with respect to inquiries about Year 2000 compliance. PMC has finalized its contingency plans.
       The total costs of the Year 2000 preparedness efforts as distinguished from the costs of other conversion efforts are difficult to identify. The conversion of BCZ and ZTT to fully disclosed clearing through third party clearing agents and the updating of internal information systems to current technology were part of a larger strategy to update internal systems, and were not budgeted or identified as expenses specifically related to Year 2000 compliance. As a result, it is difficult to distinguish between the costs of strategic operational conversions and Year 2000 compliance. When considering the cost of all conversion efforts taken together, the Company incurred approximately $3 million on computer hardware and software costs and an additional $1 million for consultants to assist in the conversion efforts. Costs incurred for Year 2000 compliance by internal information systems personnel were principally payroll costs and were not separately tracked.
       The impact of the Year 2000 issue on the securities industry could be significant since virtually every aspect of the sale of securities and processing of transactions requires Year 2000 compliance review. Because of the interdependent nature of securities transactions, the Company may be adversely affected, depending upon whether it and the entities with whom the Company interacts address this issue successfully. The failure to correct a significant Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, the Company does not control third party vendors and as a result, cannot determine to what extent future results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part form the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the conversion to fully-disclosed clearing agents who have favorably responded as to their Year 2000 readiness, and updated technology platforms, the probability of significant interruptions of normal operations is mitigated.
       The Company has prepared a contingency plan for Year 2000 issues.
  The plan identifies Year 2000 issues with respect to our primary operational activities. Time frames and alternatives have been developed to continue processing transactions under various scenarios. It is impossible to anticipate all possible circumstances; however, the Company has attempted to address all significant operational areas. Many of our subsidiaries were required to file Year 2000 information with the Securities and Exchange Commission. This information may be found on their website at www.sec.gov.
  Forward Looking Statements
       Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The statements are based on current estimates and are dependent upon a variety of factors that could cause actual results to differ from these estimates. Such factors which may impact the results are: a reduction in the demand for investment banking services by nonprofit healthcare and senior living providers; a significant decline in the overall values of equity and fixed income securities, and the level of activity in those markets; the loss of key personnel; unforeseen material Year 2000 operational problems; the loss of significant customer relationships for investment banking or investment advisory services.
  Quantitative and Qualitative Disclosure About Market Risk
       Market risk to the Company arises from exposure to changes in interest rates and other relevant market rate or price risk which impact an instrument's financial value. The Company is exposed to market risk from changes in interest rates through its trading and non-trading activities. In the ordinary course of its business, the Company selectively uses hedging strategies which, while not perfect, are designed to reduce market risk. The Company has adopted policies and procedures which prohibit the use of such derivative instruments for trading purposes.
  Interest Rate Risk
        The Company enters into interest rate agreements and purchases futures contracts to minimize the effect of potential interest rate changes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, futures contracts, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in other captions.
   I.  Forward Agreements at September 30, 1999
                                                               Fair
                                            Notational         Value
                                              Amount          (Deficit)
      Forward Debt Services Agreement       $5,005,000        $(146,000)
      Index: The estimated actual yields on the bonds issued to refund the Series 1998B Bonds (the "Bonds"). The Bonds will be priced at the tax-exempt market rate.
      Forward Interest Rate Agreement       $5,005,000        $135,000
      Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward
              spread.   (Hedge to above instrument.
 II.  Trading and Non Trading Portfolio at September 30, 1999

ASSETS
                                                        Expected Maturity Dates
                                                           (In U.S. Dollars)
Securities Inventory - fixed rate       1999       2000     2001   2002      2003    Thereafter    Total     Fair Value
Municipal bond issues                     65,000  30,000  23,000 409,000    126,000  23,563,623  24,216,623  23,460,179
Weighted average interest rate             5.29%   6.40%   4.99%   5.37%      6.87%       5.92%
Collateralized Mortgage obligations(1)         -       -       -       -          -   7,521,805   7,521,805   4,991,873
  Weighted average interest rate               -       -       -       -          -       6.17%
Corporate Bond issues                      8,000       -       -       -          -     139,000     147,000     143,878
  Weighted average interest rate            8.4%       -       -       -          -       6.73%
Institutional Bonds                       41,000   2,000  17,000   4,000     65,000   2,258,000   2,387,000   2,276,143
  Weighted average interest rate           6.82%   7.00%   9.03%   6.25%      6.36%       7.39%
Preferred Stock                                -       -       -       -          -   2,098,065   2,098,065   1,936,435
  Weighted average dividend rate               -       -       -       -          -       6.58%
Other                                          -       -  196,000      -    282,000   1,055,407   1,533,407   1,517,160
  Weighted average interest rate               -       -    5.55%      -      5.09%       6.84%
Securities Inventory - variable rate
Variable rate demand notes                     -       -        -      -          -    5,300,000  5,300,000   5,300,000
  Weighted average interest rate               -       -        -      -          -        3.53%
Securities purchased under agreement
to resell(2)                                  -        -        -      -  4,500,000            -  4,500,000   4,415,625
  Weighted average interest rate              -        -        -      -      5.38%            -
Notes receivable                              -        -        -       -        -     4,654,390  4,654,390   4,654,390
  Weighted average interest rate              -        -        -       -        -         9.22%
Other investments                             -        -        -       -        -    27,055,377 27,055,377  27,055,377
  Weighted average interest rate              -        -        -       -        -         8.87%
LIABILITIES
Short-term notes payable(2)           8,898,200       -         -       -        -            -   8,898,200   8,898,200
  Weighted average interest rate          5.59%       -         -       -        -            -
Securities sold under agreement to
repurchase(2)                        29,470,000       -        -        -        -            -  29,470,000  29,470,000
  Weighted average interest rate          5.60%       -        -        -        -            -

LIABILITIES (Cont'd.)
                                                         Expected Maturity Dates
                                                           (In U.S. Dollars)
                                        1999       2000     2001   2002      2003    Thereafter    Total     Fair Value
Securities sold not yet purchased             -        -       -       -          -   4,500,000   4,500,000   4,438,125
  Weighted average interest rate              -        -       -       -          -       5.38%
Notes payable to banks - fixed rate           -  657,342       -       -          -           -     657,342     657,342
  Weighted average interest rate              -    8.26%       -       -          -           -
Notes payable to banks - variable rate        -        -       -       -          -           -           -           -
  Weighted average interest rate              -        -       -       -          -           -
Bonds payable - fixed rate(1)                 -        -       -       -          -   4,595,124   4,595,124   4,595,124
  Weighted average interest rate              -        -       -       -          -       8.23%
(1) Assumes no prepayment
(2) The information shown above includes actual interest rates at September 30, 1999 and assumes no changes in interest rates in 1999 or thereafter.
III.  Futures Contracts
Futures Contracts (short) - None

  Equity Risk
      In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio with an aggregate value of approximately $1.4 billion in the form of separately managed and mutual fund accounts. Additionally, PMC and BCZ accounts under management or advisement have an approximate value of $3.8 billion and $786 million, respectively, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. A general decline in the equities market could adversely affect revenues. A reduction in the value of the equity securities in accounts managed or advised by subsidiaries of the Company would result in a reduction in the amount of fees payable to BCZ, ZAMI, and PMC. While this exposure is present, quantification remains impractical due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.
        In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual results.

                            PART II
  Items 1 through 5.  Not applicable
  Item 6.   Exhibits and Reports on Form 8-K
            (a) Exhibits:
                      Exhibit No.   Description
                         27         Financial Data Schedule
           (b) Reports on Form 8-K:
               Registrant filed a Current Report on Form 8-K dated August 12, 1999, indicating that The Ziegler Companies, Inc. and Ziegler Thrift Trading, Inc. entered into an Asset Purchase Agreement with Strong Investments, Inc. and Strong Capital Management, Inc. Under that Agreement, substantially all of the assets and liabilities (excluding approximately $1.866 million in cash) of Ziegler Thrift Trading, Inc. will be sold for $7.4 million plus 1999 income through closing. The purchase price is subject to adjustment.
                                   SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                     THE ZIEGLER COMPANIES, INC.
  Dated:  November 15, 1999          By /s/ Peter D. Ziegler
                                     Peter D. Ziegler
                                     Chairman of the Board, President,
                                     and Chief Executive Officer
  Dated:  November 15, 1999          By /s/ Gary P. Engle
                                     Gary P. Engle
                                     Senior Vice President/
                                     Chief Financial Officer

                         EXHIBIT INDEX
  Exhibit
  Number                     Description

    27                       Financial Data Schedule