Form 10-K
period 1999-12-31
ZIEGLER COMPANIES INC
filed 2000-03-30
CIK 109312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ----------- to -----------

                         Commission file number: 0-6237

                          THE ZIEGLER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                               39-1148883
               ---------                               ----------
     State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization                Identification No.)

               215 North Main Street, West Bend, Wisconsin 53095
               -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (262) 334-5521

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes --X--   No -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  AGGREGATE MARKET VALUE OF VOTING STOCK HELD
                      BY NON-AFFILIATES OF THE REGISTRANT:

      As of March 16, 2000, 2,428,680 shares of Common Stock were outstanding and the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price $20.00) on that date excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $31,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      Part of Form 10-K into Which Portions of
     Document                                 Document Are Incorporated
     --------                         ----------------------------------------
Portions of Annual Report to
     Shareholders for the calendar
     year ended December 31, 1999                     Part II
Portions of Proxy Statement for 2000
     Annual Meeting of Shareholders                   Part III

                                     PART I

ITEM 1.   BUSINESS.

General

          The Ziegler Companies, Inc. (the "Company") is a holding company which owns nine operating subsidiary companies. A list of the Company's subsidiaries is filed as Exhibit 21.1 to this Form 10-K. All of the companies are engaged in financially oriented businesses. The Company's principal executive offices are located at 215 North Main Street, West Bend, Wisconsin 53095 and its telephone number is (262) 334-5521. In 1999, the Company sold substantially all the assets and liabilities of Ziegler Thrift Trading, Inc. (a discount brokerage firm) and sold the capital stock of WRR Environmental Services Co., Inc. and its subsidiary (engaged in the business of recycling, reclaiming, and disposing of industrial chemicals and solvents, blending chemicals, and providing pollution abatement services). Otherwise, there was no material change in the scope of the business during 1999.

          The Company's financial services activities are conducted primarily through three operating segments. These operating segments are investment banking/capital markets, investment services/consulting and other.

          The investment banking/capital markets operating segment consists of the Company's health care and senior living finance groups, church and school finance group, and equity and fixed-income institutional sales and trading groups. This segment provides services primarily to institutional customers. These services include the underwriting and marketing of tax-exempt and taxable debt securities for the health care industry and non-profit senior living facilities. Services to these markets also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, and Federal Housing Administration ("FHA") loan origination in conjunction with investment banking activities. This segment also includes sales and trading in both the primary and secondary markets for our underwritten bonds as well as other taxable and tax-exempt debt securities and preferred stocks. The church and school finance group provides underwriting services to churches and private schools. This operating segment also provides limited preferred stock and equity market-making and research activities. These activities are conducted through B.C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA loan activities.

          The investment services/consulting operating segment consists of the Company's full-service brokerage group; investment management, consulting, and performance reporting groups; and the insurance sales group. The full-service brokerage group provides a broad range of financial products and brokerage services primarily to retail customers through BCZ. Equity and fixed income investment management, administration, performance reporting and consulting services are provided through BCZ and Ziegler Asset Management, Inc. ("ZAMI"), each of which is a registered investment adviser. PMC International, Inc. ("PMC"), not an investment manager itself, provides administrative products and services to facilitate the selection and/or monitoring of unaffiliated investment managers or mutual funds. PMC's customers are primarily financial planners and advisers. This operating segment also provides traditional insurance products. The full-service brokerage group is the primary retail distribution channel for church and private school bonds and other taxable and tax-exempt underwritten products. Sales credits associated with underwritten offerings are reported in this operating segment when sold through the Company's retail distribution channels. The investment services/consulting segment provides services to both retail and institutional clients.

          Other operating activities are primarily the investment and debt management activities of the Company and the corporate administrative activities included in BCZ. Corporate administrative costs are allocated using various methodologies which consider the size of the operation and the extent of administrative services provided. Also included in this segment are First Church Financing Corporation ("FCFC"), Ziegler Collateralized Securities, Inc. ("ZCSI"), the church mortgage servicing element of Ziegler Financing Corporation ("ZFC"), and Ziegler Capital Corporation ("ZCC"), all of which have reduced or eliminated operations since 1997.

          The operations and gain from the sale of Ziegler Thrift Trading, Inc. ("ZTT") are excluded from the operating segments. Although not a separate segment and, therefore, not a discontinued operation under generally accepted accounting principles, financial results are separately identified in the operating segment information for comparability purposes. WRR Environmental Services, Inc., which was the hazardous waste management subsidiary of the Company, was sold on December 30, 1999, and is considered a discontinued operation and not a part of the operating segment financial information presented.

          The Company's operating results are sensitive to various factors. During the last half of 1999, the general level of interest rates increased. The increased rates had an impact on the Company's underwriting activities. The refinancing of bonds became uneconomical for issuers and caused the cancellation of those bond issues. This was true in the municipal as well as the church and school bond underwriting markets.

          The rise in interest rates combined with the increases in the equity markets has caused investors to turn from fixed income investment vehicles to equity investment vehicles. This flow of funds has caused a higher level of liquidations in tax-exempt bond mutual funds, which has reduced the ability of these mutual funds to purchase new issue municipal securities. Retail investors have also shown a diminished interest in fixed income securities given the increases in the equity markets and the uncertainty as to the future level of interest rates.

          The Company has been the recipient of increased assets under management in the equity mutual funds that it manages, primarily the PSE Tech 100 Index Portfolio, as a result of the factors noted above. Revenue from management fees increase correspondingly. This increase in the value of assets under management would be slowed or reversed to some extent by a correction in the equity or fixed income markets.

          The rise in interest rates also increases the cost of financing inventory. Since much of the Company's inventory is in the form of fixed rate debt instruments, the cost of financing may increase without a corresponding increase in interest income. Further, the inventory being held will lose value as the result of general interest rate increases and may have to be sold at or below cost. The Company marks its inventory to market to reflect these circumstances.

Results of Operations - 1999 Compared to 1998

          The following table summarizes the changes in revenue and net income (loss) before taxes of each segment of the Company:

                                         Year Ended December 31,    Increase/
(Dollars in Thousands)                     1999           1998     (Decrease)
                                           ----           ----      ---------
Revenues:
Investment Banking/Capital Markets       $30,380        $32,883      $(2,503)
Investment Services/Consulting            51,402         28,238       23,164
Other                                      4,073          6,064       (1,991)
                                         -------        -------      -------

                                         $85,855        $67,185      $18,670
ZTT                                       10,827          5,075        5,752
                                         -------        -------      -------
     Total                               $96,682        $72,260      $24,422
                                         -------        -------      -------
                                         -------        -------      -------
Income (Loss) Before Taxes:
Investment Banking/Capital Markets       $ 1,816        $(1,727)     $ 3,543
Investment Services/Consulting            (6,480)        (5,223)      (1,257)
Other                                      1,101          1,247         (146)
                                         -------        -------      -------
                                         $(3,563)       $(5,703)     $ 2,140
ZTT                                        6,692            553        6,139
                                         -------        -------      -------
     Total                               $ 3,129        $(5,150)     $ 8,279
                                         -------        -------      -------
                                         -------        -------      -------

Investment Banking/Capital Markets

          This segment's revenues decreased $2,503,000 or 8% due to a decrease in underwriting and related revenue and interest income partially offset by increases in trading profits and other income. Municipal underwriting and fee revenues decreased approximately $2,350,000 and corporate underwriting and fee revenues decreased approximately $650,000. The Company completed 59 municipal underwriting transactions selling $1.6 billion of debt securities as senior or sole manager in 1999 compared to 66 underwriting transactions totaling $1.6 billion of debt securities in 1998. Competition has caused a narrowing of margins in the municipal underwriting market, a trend which has continued throughout the 1990s. Interest income decreased $1,500,000 primarily as the result of a significant reduction in the taxable bond trading operation and a reduction in related securities inventory. Trading income increased $1,400,000. In 1998, this segment incurred losses of $1,250,000 on taxable trading inventory. Other income increased approximately $600,000 as the result of increased mortgage origination activity. Other items of revenue, including church and school underwriting revenues, did not change significantly between years. The church and school underwriting group underwrote 22 transactions totaling $76 million in 1999 compared to 22 transactions totaling $80 million in 1998.

          Total expenses of this segment decreased $6,046,000 to $28,564,000 in 1999. Employee compensation and benefits decreased by $3,850,000 as a result of the significant reduction in the taxable bond trading operation at the end of 1998. Interest expense also decreased $2,175,000 primarily related to the reduction in the taxable trading operation and related inventory carrying costs. Other categories of expenses did not change significantly.

          Total income before taxes for this segment increased $3,543,000 from a loss in 1998 of $1,727,000 to income in 1999 of $1,816,000. The savings associated with the reduction in trading operations was partially offset by the decrease in underwriting and related fee income.

Investment Services/Consulting

          This segment had increased revenues of $23,164,000 primarily as the result of the addition of PMC as a subsidiary in December 1998. This segment's revenues increased by $18,900,000 as the result of PMC's inclusion for a full year. Most of the increased revenues related to PMC are derived from investment management and advisory fees. Investment management and advisory fees of other segment operations increased approximately $1,200,000 as the result of increased assets under management. ZAMI and BCZ assets under management increased to $1.8 billion at the end of 1999 compared to $1.3 billion at the end of 1998. Of these totals, the assets under management related to Principal Preservation Portfolios increased to $1.05 billion in 1999 compared to $602 million in 1998, most significantly in the equity portfolios. PMC provided administrative and performance reporting services on behalf of accounts holding a total of $4.9 billion of assets at the end of 1999, compared to $2.4 billion at the end of 1998. Revenue from full service brokerage operations increased $4,644,000 primarily on higher sales volumes.

          The expenses of this segment increased $24,628,000 to $57,882,000 in 1999. The primary reason for the increase was the addition of PMC to this segment as discussed above. Expenses increased $19,405,000 related to PMC operations in 1999. The most significant PMC increases were in fees paid to investment managers of $9,400,000 and employee compensation and benefits of $4,517,000. This operating segment also had an increase of $2,363,000 in goodwill amortization primarily as the result of the write-off of GS2 goodwill. Compensation and benefits also increased in this segment, exclusive of PMC increases, by $1,715,000 due to increased commissions and asset management fees as respective sales of financial products and assets under management have increased as discussed above.

          The total loss for this segment before any tax benefits increased $1,257,000 to a loss of $6,480,000. The loss of $6,480,000 in 1999 includes approximately $5,415,000 of allocated corporate administrative costs compared to $5,200,000 of such costs in 1998. Before allocation of corporate administrative costs, the loss in this segment for 1999 was $1,065,000. The write-off of goodwill of $2,255,000 associated with the former GS2 investment advisory operations was the primary reason for the loss before administrative cost allocations. Before the write-off of goodwill, the former GS2 investment
advisory operations were approximately breakeven for 1999.   PMC was also not
profitable in 1999 although it was cash flow positive. PMC lost $566,000 during 1999, which included goodwill amortization on its purchase of $707,000. Full service brokerage, asset management and insurance sales operations were profitable prior to administrative cost allocations.

Other

          This segment's revenues decreased $1,991,000 in 1999 to $4,073,000. The revenue of this segment is primarily related to interest income. The largest component of interest income is related to the collateralized mortgage obligations ("CMOs") owned by the Company. The CMO principal balances have declined between years as the result of scheduled payments and prepayments of principal. These principal payments have also caused interest income to decline. Interest income related to the other entities in this operating segment has also declined as the operations and related investments or notes have decreased, through amortization or sale, as planned.

          This segment's expenses declined $1,845,000 primarily due to declines in interest expense on the repurchase agreements associated with the CMOs, in interest expense associated with outstanding bonds, and elimination of operational expenses of ZCC, a company that was discontinued in 1998.

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

Employees

          As of March 1, 2000, approximately 454 persons were employed full time and 81 persons were employed part time by the Company and its subsidiaries.

Executive Officers of the Company

          Information regarding the executive officers of the Company during 1999, which is not part of the Company's Proxy Statement for the 2000 Annual Meeting is as follows:

Name                   Age      Position
----                   ---      --------

P. D. Ziegler           50      Chairman (President and Chief Executive
                                Officer until February 2000)

J.J. Mulherin           48      President and Chief Executive Officer (since
                                February 2000)

G.P. Engle              48      Senior Vice President-Chief Financial
                                Officer

D. A. Carlson, Jr.      53      Senior Managing Director, B.C. Ziegler and
                                Company

R. J. Glaisner          58      Senior Managing Director, B.C. Ziegler and
                                Company

G. G. Maclay, Jr.       52      President and Chief Executive Officer of
                                ZAMI

S. C. O'Meara           50      Senior Vice President, Secretary and General
                                Counsel

J. C. Vredenbregt       46      Vice President-Controller, Treasurer

          The term of office of each officer is one year or until his successor is elected and qualified. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.

          Mr. Peter D. Ziegler was elected President of the Company and BCZ on April 21, 1986, and became Chief Executive Officer of both companies on January 1, 1990, and Chairman in April 1997. He resigned his President and Chief Executive Officer position in February 2000. He is presently a director of West Bend Mutual Insurance Company, West Bend, Wisconsin and Trustmark Insurance Company, Lake Forest, Illinois. Mr. Ziegler is a first cousin of Mr. B. C. Ziegler III, a director of the Company.

          Mr. John J. Mulherin became President and CEO in February 2000. Prior to February 2000, Mr. Mulherin was chief administrative officer at Villanova Capital from June 1999 to February 2000, the asset management group of Nationwide Insurance. Prior to Nationwide, Mr. Mulherin served as president of National Financial Correspondent Services Company, Boston, a clearing subsidiary of Fidelity Investments, and previous to that served as chief operating officer of Fidelity Investments Institutional Services Company, a mutual fund distribution and services organization.

          Mr. Richard J. Glaisner served as a Senior Managing Director, Ziegler Investment Group of B.C. Ziegler and Company. During 1999, he was a
director of Principal Preservation Portfolios, Inc. and the Company.   Mr.
Glaisner resigned in January 2000.

          Mr. Donald A. Carlson, Jr. is a Senior Managing Director of the Health Care and Senior Living Investment Banking Group of B.C. Ziegler and Company, a subsidiary of the Company. Mr. Carlson is a director of the Company.

          Mr. Geoffrey G. Maclay, Jr. began employment with the Company on January 22, 1996. He served as President and Chief Executive Officer of ZAMI. Mr. Maclay was previously employed as a specialist in lending, marketing, planning and investments at Firstar Investment Services from 1978 through 1995, and was self-employed in the financial/strategic consulting business from February 1995 to January 1996. Mr. Maclay resigned in January 2000.

          Mr. Gary Engle began employment with the Company on April 20, 1999 and serves as Senior Vice President and Chief Financial Officer of the Company. Mr. Engle was previously employed as Chief Financial Officer of Firstar Investment Research and Management Company from 1996 to 1999 and was employed by Robert W. Baird & Co., Incorporated from 1978 to 1996.

          Mr. S. Charles O'Meara began employment with the Company and BCZ as Senior Vice President and General Counsel on January 15, 1993 and also serves as Secretary of the Company.

          Mr. Jeffrey C. Vredenbregt began employment May 18, 1987 and serves as Vice President, Treasurer and Controller.

Statement Regarding Forward Looking Disclosure

          Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of financial and legal risks which necessarily accompany various segments of the Company's business, interest rates, retention of key employees, profitable operations of the institutional trading desks, Year 2000 issues and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct.

ITEM 2.   PROPERTIES.
          ----------

          BCZ owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as the home office for the Company and all subsidiaries, except PMC (and its subsidiaries). This three-story building has approximately 77,000 square feet of space. BCZ also owns two other commercial buildings located in close proximity to its principal office building.

          BCZ Health Care and Senior Living Investment Banking Group occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 55 Brendon Way, Suite 500, Indianapolis, Indiana 46077; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 200 California Street, Suite 400, San Francisco, California 94111-4341; and 8100 Professional Place, Suite 312, Landover, Maryland 20785.

          BCZ and ZAMI lease commercial office space at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4209.

          PMC occupies leased premises at 555 17th Street, 14th Floor, Denver, Colorado 80202.

          All branch offices of BCZ are located in leased premises with varying lease terms from one to five years.

          BCZ owns approximately 40 acres of unimproved land in West Bend, Wisconsin, which is held for future use as the potential site of the Company's home office.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          The Company is involved in litigation from time to time as incidental to its business. These legal matters are often in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of the eventual liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of the Company's management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the Company but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          No matters were submitted during the fourth quarter of the fiscal year 1999 to a vote of security holders.

                                   PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          -------

          Page references to the Company's 1999 Annual Report in this Part II refer to the hard copy print report, and not to pages on the SEC's electronic file system, EDGAR.

          The Company's Common Stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's Common Stock on the American Stock Exchange for each quarter during the Company's 1999 and 1998 fiscal years and information about the cash dividends paid on the Company's Common Stock for each quarter during 1999 and 1998 may be found on page 36 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference. On March 16, 2000, the average of the bid and ask price of the Company's Common Stock was $20.00. As of March 16, 2000, the Company had approximately 460 record holders of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

          Information about the Company's operating revenue, net income
(loss), earnings (loss) per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1995 through 1999 may be found on page 34 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

          Information about the Company's analysis of financial conditions and results of operations for the fiscal years 1999, 1998 and 1997 may be found on pages 26 through 33 of the Company's 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
          ---------------------------------------------------------

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

Interest Rate Risk

          The Company enters into interest rate agreements and purchases futures contracts to minimize the effect of potential interest rate changes. The Company's accounting policies for these agreements are described in Note 1 of the Company's Notes to Consolidated Financial Statements and is incorporated herein. For additional information on the Company's financial instruments, see also Notes 21 and 22 to the Consolidated Financial Statements.

          The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Fair value is derived in accordance with the accounting policies described in Note 21 to the Notes to the Consolidated Financial Statements. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in all other captions.

                                                        Notional         Fair
                                                         Amount         Value
                                                    ---------------------------
FORWARD DEBT SERVICE AGREEMENT                         5,005,000       (4,823)
------------------------------
Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread

FORWARD INTEREST RATE AGREEMENT                        5,005,000       30,599
-------------------------------
Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread

(Hedge to instrument listed above in Table I)

For additional information, See Note 22 to the Consolidated Financial
Statements.

                                                                  Expected Maturity Dates
                                                                      (In US dollars)
                                                ----------------------------------------------------------
                                                2000      2001      2002      2003      2004    Thereafter     Total    Fair Value
                                                ----      ----      ----      ----      ----    ----------     -----    ----------
ASSETS
------
SECURITIES INVENTORY - FIXED RATE
----------------------------------
   Municipal bond issues                      114,000    50,000    95,000   322,000   322,000  72,035,623  72,938,623 69,951,148
      Weighted average interest rate            5.59%     5.40%     5.22%     7.68%     5.51%       6.86%

   Collateralized Mortgage obligations (1)<F1>      0         0         0         0         0   7,683,691   7,683,691  4,245,756
      Weighted average interest rate                                                                6.63%

   Corporate Bond Issues
      Weighted average interest rate                0         0         0   500,000         0      81,000     581,000    552,893
                                                                              6.00%                 7.06%
   Institutional Bonds
      Weighted average interest rate            5,000     7,000         0         0    13,000   2,524,000   2,549,000  2,417,674
                                                6.75%     7.46%                         7.88%       7.98%
   Preferred Stock                                  0         0         0         0         0   3,328,352   3,328,352  3,328,352
      Weighted average interest rate                                                                5.09%

   Other                                       18,000         0         0         0    15,000     566,641     599,641    595,354
      Weighted average interest rate            0.00%                                   0.00%      10.17%

SECURITIES INVENTORY - VARIABLE RATE
-------------------------------------
   Municipal Variable rate demand notes             0         0         0         0         0   1,700,000   1,700,000  1,700,000
      Weighted average interest rate                                                                5.49%

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL(2)<F2>
----------------------------------------------
   Weighted average interest rate           4,365,000                                                       4,365,000  4,365,000
                                                5.25%

NOTES RECEIVABLE
-----------------
   Weighted average interest rate                                                               4,548,038   4,548,038  4,548,038
                                                                                                    9.23%

OTHER INVESTMENTS
------------------
   Weighted average interest rate                                                              26,931,474  26,931,474 26,931,474
                                                                                                    8.87%

LIABILITIES
-----------
SHORT-TERM NOTES PAYABLE (2)<F2>
-------------------------
   Weighted average interest rate           6,159,784                                                       6,159,784  6,159,784
                                                5.97%

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE(2)<F2>
----------------------------------------------
   Weighted average interest rate          28,959,000                                                      28,959,000 28,959,000
                                                6.24%

SECURITIES SOLD NOT YET PURCHASED
----------------------------------
   Weighted average interest rate                                         4,500,000                         4,500,000  4,363,594
                                                                              5.38%

BONDS PAYABLE - FIXED RATE(1)<F1>
---------------------------
   Weighted average interest rate                                                               4,223,000   4,223,000  4,223,000
                                                                                                    8.29%

FUTURES CONTRACTS (SHORT)
-------------------------
   Contract Amount                               None
   Market Value                                  None
   Price Range:

(1)<F1>  Assumes no prepayment
(2)<F2>  The information shown above includes actual interest rates at December 31, 1999 and assumes no changes in interest rates in
        2000 or thereafter.

Equity Risk

          In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio of $1.8 billion of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's retail accounts have nearly $5.7 billion of assets, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. Exposure exists to changes in equity values due to the fact that fee income is primarily based on equity balances. While this exposure is present, quantification remains difficult due to the number of the other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          The Company's Consolidated Financial Statements containing consolidated balance sheets for the years 1999 and 1998 may be found on page 6 of the Company's 1999 Annual Report to Shareholders; consolidated statements of operations for the years 1999, 1998 and 1997 may be found on page 7 of the Company's 1999 Annual Report to Shareholders, consolidated statements of cash flows for the years 1999, 1998 and 1997 may be found on pages 9 and 10 of the Company's 1999 Annual Report to Shareholders; consolidated statements of stockholders' equity for 1999, 1998 and 1997 may be found on page 8 of the Company's 1999 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 11 through 25 of the Company's 1999 Annual Report to Shareholders. Such Consolidated Financial Statements and report of Arthur Andersen LLP are incorporated herein by reference.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          ----------------------------------------------------------------------
          DISCLOSURE.
          ----------

          There have been no reportable events during the fiscal years 1999 or 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

          Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, 5 and 6 of the Company's March 20, 2000 Proxy Statement incorporated herein by reference.

          Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found on pages 6, 7 and 8 of the Company's March 20, 2000 Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          Information concerning principal securities holders and securities holdings of management may be found on pages 3 and 4 of the Company's March 20, 2000 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          There have been no transactions since the beginning of fiscal year 1999, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

          Information in response to this Item is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors."

                                    PART IV

ITEM 14(A). EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
            ----------------------------------------------------------------

     1.  Financial Statements

     The following financial statements are incorporated herein by reference in
Part II at Item 8 above.

            (i)   Consolidated balance sheets - December 31, 1999 and 1998.

            (ii) Consolidated statements of operations - years ended December 31, 1999, 1998 and 1997.

            (iii) Consolidated statements of cash flows - years ended December
                  31, 1999, 1998 and 1997.

            (iv) Consolidated statements of stockholders' equity - years ended December 31, 1999, 1998 and 1997.

            (v)   Notes to Consolidated Financial Statements.

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

     The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:

                  Report of Independent Public Accountants on
                             Supplemental Schedule.

    Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454)

ITEM 14(B). REPORTS ON FORM 8-K
            -------------------

          The Company filed a Current Report on Form 8-K, dated December 30, 1999 on January 14, 2000 to report in Item 2 the disposition of WRR in December 1999 and in Item 7 the related financial statements and exhibits. The Current Report included the following financial statements: pro forma consolidated balance sheet at September 30, 1999; pro forma consolidated statement of operations for the year ended December 31, 1998; pro forma consolidated statement of operations for the nine months ended September 30, 1999; and notes to pro forma consolidated financial statements.

          In November 1999, the Company filed a Current Report on Form 8-K to report the sale of substantially all the assets and liabilities of ZTT. The current report included financial statements (similar to those listed above) showing the effects of the sale.

                                                     THE ZIEGLER COMPANIES, INC.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                    COL.A             COL.B            COL. C           COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                             ----------------------------------------
DESCRIPTION
                                                  Balance at         Charged         Charged to                         Balance at
                                                 December 31,          to         Other Accounts-     Deductions-      December 31,
                                                     1998            Expense        (Note 1)<F3>     (Note 2)<F4>          1999
                                                     ----            -------        ------------     ------------          ----

Reserve for loan losses (Note 3)<F5>              $2,548,259       $  300,446        $(179,000)       $(64,109)         $2,605,596
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------

                                                  Balance at                                                            Balance at
                                                 December  31,                                                         December 31,
                                                     1997                                                                  1998
                                                     ----                                                                  ----
Reserve for loan losses (Note 3)<F5>              $2,838,507       $  120,600        $(340,000)       $(70,848)         $2,548,259
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------

                                                  Balance at                                                            Balance at
                                                 December 31,                                                          December 31,
                                                     1996                                                                  1997
                                                     ----                                                                  ----
Reserve for loan losses (Note 3)<F5>              $  338,072       $2,700,492        $(199,942)       $   (115)         $2,838,507
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------

1)<F3>  The additions represent adjustments to prior charge-offs.
2)<F4> These deductions represent charge-offs for the purpose for which the reserve was established.
3)<F5> The reserve is offset against the corresponding assets in the balance sheet.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE ZIEGLER COMPANIES, INC.

    March 28, 2000                By:/s/ Peter D. Ziegler
                                     ------------------------------------------
                                     Peter D. Ziegler
                                     Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 30, 2000               /s/ Donald A. Carlson
                                  ---------------------------------------------
                                     Donald A. Carlson, Director

     March 28, 2000               /s/ Gary P. Engle
                                  ---------------------------------------------
                                     Gary P. Engle
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

     March 28, 2000               /s/ John C. Frueh
                                  ---------------------------------------------
                                     John C. Frueh, Director

     March 28, 2000               /s/ John R. Green
                                  ---------------------------------------------
                                     John R. Green, Director

     March 28, 2000               /s/ Peter R. Kellogg
                                  ---------------------------------------------
                                     Peter R. Kellogg, Director

     March 28, 2000               /s/ John J. Mulherin
                                  ---------------------------------------------
                                     John J. Mulherin, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

     March 28, 2000               /s/ Stephen A. Roell
                                  ---------------------------------------------
                                     Stephen A. Roell, Director

     March 28, 2000               /s/ Jeffrey C. Vredenbregt
                                  ---------------------------------------------
                                     Jeffrey C. Vredenbregt
                                     Vice President, Treasurer and Controller
                                     (Principal Accounting Officer)

     March 28, 2000               /s/ Frederick J. Wenzel
                                  ---------------------------------------------
                                     Frederick J. Wenzel, Director

     March 28, 2000               /s/ Bernard C. Ziegler III
                                  ---------------------------------------------
                                     Bernard C. Ziegler III, Director

     March 28, 2000               /s/ Peter D. Ziegler
                                  ---------------------------------------------
                                     Peter D. Ziegler
                                     Chairman

                            THE ZIEGLER COMPANIES, INC.

                        Exhibit Index to Report on Form 10-K
                    for the fiscal year ended December 31, 1999

Exhibit                                                                  Filed
No.         Description                                               Herewith
-------     -----------                                               --------
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

3.4         Amendment to Bylaws, effective March 2000                        X

4.1 Indentures and Guaranty Agreement incorporated herein by reference under item 10 below.

10          Material Contracts

10.10 1993 Employees' Stock Incentive Plan incorporated by reference from the March 8, 1993 Proxy Statement.

10.11 1998 Stock Incentive Plan incorporated by reference from the March 31, 1998 Proxy Statement.

10.12       Statement Re Computation of Per Share Earnings.
            (incorporated from Annual Report).

13.1        1999 Annual Report to Shareholders.                              X

21.1        List of Subsidiaries of the Company.                             X

23.1        Consent of Independent Public Accountants.                       X

27          Financial Data Schedule                                          X