Form 10-Q
period 2000-03-31
ZIEGLER COMPANIES INC
filed 2000-05-15
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q
                         _______________________

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                    OR
         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _______

                      Commission file number 1-10854

                       THE ZIEGLER COMPANIES, INC.
           (Exact name of registrant as specified in its charter)

                Wisconsin                           39-1148883
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

             215 North Main Street, West Bend, Wisconsin 53095
        (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (262) 334-5521
                        ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at April 30, 2000 was 2,412,865 shares.

                                     PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                      March 31,  December 31,
                                                        2000         1999
(Dollars in thousands)                               (Unaudited)
ASSETS
  Cash                                                $  3,394     $  5,378
  Short-term investments                                11,297       11,865

    Total cash and cash equivalents                     14,691       17,243

  Securities inventory                                  26,961       82,791
  Securities purchased under agreements to
   resell                                                4,421        4,365
  Accounts receivable                                    5,109        6,069
  Accrued income taxes receivable                        3,773        2,454
  Investment in and receivables from affiliates          1,538        1,538
  Notes receivable                                       4,444        4,548
  Other investments                                     26,547       26,931
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $12,679 and $12,100, respectively                     8,410        8,609
  Deferred income tax benefit                            2,799        3,158
  Goodwill                                               9,959       10,141
  Other assets                                           2,795        2,775

    Total assets                                      $111,447     $170,622

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                            $  6,835     $  6,160
  Securities sold under agreements to repurchase        28,517       28,959
  Payable to broker-dealers and clearing
   organizations                                        10,862       60,742
  Accounts payable                                       2,175        2,288
  Securities sold, not yet purchased                     4,365        4,364
  Bonds payable                                          4,102        4,223
  Other liabilities and deferred items                   7,485       14,590

    Total liabilities                                   64,341      121,326

Commitments

Stockholders' equity
  Common stock, $1 par, authorized
   7,500,000 shares, issued 3,544,030                    3,544        3,544
  Additional paid-in capital                             6,221        6,221
  Retained earnings                                     55,277       57,110
  Treasury stock, at cost, 1,132,650
   and 1,113,052 shares, respectively                  (17,846)     (17,469)
  Unearned compensation                                    (90)        (110)

    Total stockholders' equity                          47,106       49,296

    Total liabilities and stockholders' equity        $111,447     $170,622

   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED INCOME STATEMENTS
                                (Unaudited)

                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      2000          1999
(Dollars in thousands except per share data)
Revenues:
  Investment banking income                         $ 2,521        $ 6,656
  Commission income                                   6,133          6,085
  Investment management and advisory fees             7,278          6,479
  Interest and dividends                              1,773          1,559
  Other                                               2,148            583

    Total revenues                                   19,853         21,362

Expenses:
  Employee compensation and benefits                 11,391         10,990
  Investment manager fees                             2,929          2,807
  Commissions and clearing fees                       1,348          1,580
  Communications                                        848            859
  Occupancy and equipment                             2,382          2,229
  Promotional                                           939            819
  Professional and regulatory                           566            472
  Interest                                            1,196          1,130
  Goodwill                                              183            235
  Other operating expenses                              595            779

    Total expenses                                   22,377         21,900

Loss from continuing operations before
  income taxes                                       (2,524)          (538)

Benefit from income taxes                            (1,007)          (131)

     Loss from continuing operations                 (1,517)          (407)


Discontinued operations:
  Income from operations of discontinued
    environmental services subsidiary
    (less applicable income taxes of $2)                  -              1

Net Loss                                            $(1,517)       $  (406)


Per share data:
  Continuing operations                              $(0.63)        $(0.17)
  Discontinued operations                                 -              -
Basic and Diluted loss per share                     $(0.63)        $(0.17)


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                     THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            For the Three Months Ended
                                                              March 31,     March 31,
                                                                2000          1999
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(1,517)      $  (406)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                               822           757
      Unrealized (gain) loss on securities
        inventory                                                 305           (58)
      Compensation expense related to restricted
        stock grants                                               19            33
      Deferred income taxes                                       359          (169)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                                     960           852
          Accrued income taxes receivable                      (1,320)         (197)
          Securities inventory, net                            55,527       103,820
          Securities purchased under agreements
            to resell                                             (51)          180
          Other assets                                           (102)           61
        Discontinued operations - noncash charges
          and working capital charges                               -           375
        Increase (decrease) in:
          Payable to customers and broker-dealers             (49,880)      (92,628)
          Accounts payable                                       (112)         (389)
          Securities sold under agreements
            to repurchase                                        (442)        2,134
          Other liabilities                                    (7,058)       (9,365)

          Net cash provided by (used in) operating
            activities                                         (2,490)        5,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Payments received on notes receivable                         124           132
    Sales/paydowns on other investments                           385           139
  Payments for:
    Capital expenditures                                         (385)         (308)

          Net cash provided by (used in) investing
            activities                                            124           (37

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                      (Unaudited)
                                                           For the Three Months Ended
                                                             March 31,     March 31,
                                                               2000          1999

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable                      $ 5,010       $22,909
    Exercise of employee stock options                              -            14
  Payments for:
    Principal payments on short-term notes
      payable                                                  (4,383)      (16,251)
    Repayment of bonds payable                                   (121)         (119)
    Purchase of treasury stock                                   (376)         (254)
    Cash dividends                                               (316)         (321)
  Net repayments under credit facilities                            -        (2,013)

          Net cash provided by (used in)
            financing activities                                 (186)        3,965

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (2,552)        8,928

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          17,243        16,273

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                               $14,691       $25,201


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter                          $   995       $ 1,623
    Income taxes paid (received) during the quarter           $   (46)      $    44

         The accompanying notes to consolidated condensed financial statements are an integral part of these statements

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Dollars in thousands except per share data)
                              March 31, 2000

Note A -- Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
Certain prior year amounts have been reclassified to conform with current year presentation.

Note B -- Commitments and Contingent Liabilities
     In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt and equity issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ did not have any outstanding commitments at March 31, 2000.

Note C -- Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ and Portfolio Brokerage Services, Inc. (PBS), a subsidiary of PMC International, Inc., are subject to the requirements of Rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The net capital rule requires a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to
1) as those terms are defined. Approximate net capital data as of March 31, 2000, is as follows:
                                              BCZ            PBS
     Aggregate indebtedness                  $5,143         $214
     Net capital                             $3,216         $625
     Ratio of aggregate indebtedness
       to net capital                      1.60 to 1     .34 to 1
     Required net capital                      $343         $100

     Registered broker-dealers that carry customer accounts are subject to Securities and Exchange Commission Rule 15c3-3. BCZ maintains a separate bank account for the exclusive benefit of customers. The amount maintained in this account is determined by periodic computations required under that rule, which allows the Company to maintain the computed amounts in cash or other qualified securities. As of March 31, 2000 there was approximately $1,026 in the customer reserve accounts. PBS executes transactions and promptly transmits all customer cash and securities on a delivery versus payment basis through the customer's custodian bank and is, therefore, not subject to rule 15c3-3.

     BCZ clears all securities purchase and sale transactions through a clearing agent on a fully disclosed basis and does not carry customer accounts. BCZ currently makes deposits to a customer reserve account as the result of a transfer agent service that it provided. This account will be closed once all regulatory approvals are received.

Note D -- Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                             For the Three Months Ended
                                               March 31,     March 31,
                                                 2000         1999
     Revenues -
       Interest                                  $635         $739
       Gain on sale/redemption of
         mortgage certificates                      6           33

         Total revenues                          $641         $772

     Expenses -
       Interest                                   574          672
       Amortization of bond issuance costs         14           45
       Management fee                              38           25
       Other                                       15           30

         Total expenses                           641          772

     Net income                                  $  -         $  -

Note E -- Securities Inventory
    Securities inventory consisted of the following:

                                              March 31,   December 31,
                                                2000         1999

    Municipal bond issues                     $19,088      $71,651
    Collateralized mortgage obligations         4,302        4,246
    Corporate bond issues                          56          553
    Institutional bond issues                   2,842        2,418
    Preferred stock                               390        3,328
    Other securities                              283          595

                                              $26,961      $82,791

Note F -- Securities Sold, Not Yet Purchased
     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                March 31,  December 31,
                                                  2000        1999

    U.S. Treasury Notes                          $4,365      $4,364

Note G -- Payable to Broker-Dealers and Clearing Organizations
    BCZ clears its proprietary and customer transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. The amount payable to the clearing agent of approximately $10,853 at March 31, 2000 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $22,760 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements for securities inventory.

Note H -- Notes Payable to Banks
    The Company has various unsecured and secured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases or purchases of other large blocks of securities. The Company had no short-term borrowings outstanding at March 31, 2000. Such short-term borrowings are generally repaid within 30 days.

Note I -- Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the three month periods ended March 31:

                                                     2000       1999
     (Shares in thousands)
     Net loss                                      $(1,517)    $  (406)

     Basic
     Weighted average shares outstanding             2,401       2,432

     Basic loss per share                            $(.63)      $(.17)

     Diluted
     Weighted average shares outstanding-
       Basic                                         2,401      2,432
     Effect of dilutive securities:
       Restricted stock                                  -          -
       Employee stock purchase plan                      -          -
       Stock options                                     -          -

     Weighted average shares outstanding-
       Diluted                                       2,401      2,432

     Diluted loss per share                          $(.63)     $(.17)

     The diluted share base for the three month periods ended March 31, 2000 and 1999 excludes incremental shares related to restricted stock and options of 32 and 60 shares, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the three month periods ended March 31, 2000 and 1999.

Note J -- Operating Segments
     The Company is organized and provides financial services through three operating segments. These operating segments are Investment Banking/ Capital Markets, Investment Services and Other. Operating segment results include all direct revenues and expenses of the operating units in each operating segment. Allocations of indirect corporate administrative expenses are based on specific methodologies which consider the size of the operation and the extent of administrative services provided. Prior year results are restated to incorporate the allocation methodologies.

     Investment Banking/Capital Markets consists of the Company's healthcare and senior living finance groups, church and school finance group, and fixed-income institutional sales and trading groups. Sales credits associated with underwritten offerings are reported in the Investment Services group when sold through retail distribution channels and in the Investment Banking/Capital Markets group when sold through institutional distribution channels.

     Investment Services consists of three operating components. The asset management operation manages investor assets in separate accounts, institutional accounts, and mutual funds. The wealth management operation provides financial products and retail brokerage services primarily to retail investors. The managed money operation provides services as an intermediary in matching investors with appropriate money managers and provides performance reporting services.

     Other is principally the Company's corporate investment and debt management activities and the unallocated corporate administrative expenses.

     Operating segment financial information is as follows:

                                            Three Months Ended March 31,
                                                 2000         1999
     Revenues
        Investment Banking/Capital Markets     $ 2,621      $ 6,513
        Investment Services                     14,433       12,354
        Other                                    2,799        1,053
                                                19,853       19,920
        Ziegler Thrift Trading, Inc.                 -        1,442

                                               $19,853      $21,362

     Net Income (Loss) Before Taxes:
       Investment Banking/Capital Markets      $(3,509)     $  (220)
       Investment Services                        (442)        (586)
       Other Activities                          1,427            8
                                                (2,524)        (798)
       Ziegler Thrift Trading, Inc.                  -          260

                                               $(2,524)     $  (538)

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is engaged in financial services activities. These financial services activities are conducted through three operating segments. These operating segments are Investment Banking/Capital Markets, Investment Services and Other.

     The Investment Banking/Capital Markets operating segment underwrites fixed income securities primarily for senior living and healthcare facilities, FHA housing, religious institutions, and private schools and provides fixed income institutional sales and trading and advisory services. Investment Services operating segment consists of three primary operating components: asset management, wealth management, and managed money operations. The asset management operation manages investor assets in separate accounts, institutional accounts, and mutual funds. The wealth management operation provides financial products and services primarily to retail investors. The managed money operation provides services as an intermediary in matching investors with money managers and provides performance reporting and other administrative services. Other operating activities are primarily the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in B.C. Ziegler and Company ("BCZ"). Corporate administrative costs are allocated using various allocation methodologies which consider the size of the operation and the extent of administrative services provided.

     Ziegler Thrift Trading, Inc. ("ZTT") was sold in October, 1999. Although not a separate segment and, therefore, not a discontinued operation under generally accepted accounting principles, financial results are separately identified in the operating segment information for comparability purposes. WRR Environmental Services, Inc., which was the hazardous waste management operation of the Company, was sold in December, 1999, and is considered a discontinued operation and not a part of the operating segment financial information presented.

     The Company's operating results are sensitive to various factors. During the last half of 1999 and into 2000, the general level of interest rates increased. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for issuers. This circumstance caused fewer underwritings in the first quarter of 2000 than in 1999.

     The first quarter rise in interest rates combined with the favorable returns in the overall equity markets has caused investors to turn from fixed income investment vehicles to equity investment vehicles. This flow of funds caused a higher level of liquidations in tax-exempt bond mutual funds, which in turn reduced the ability of these mutual funds to purchase new issue municipal securities.

     The Company has increased assets under management in the equity mutual funds that it manages, primarily the PSE Tech 100 Index Portfolio, as a result of the factors noted above. This increase continued into the first quarter of 2000. Revenue from management fees increased correspondingly. This increase in the value of assets under management would be slowed or reversed by a correction in the equity or fixed income markets.

     The rise in interest rates also increases the cost of financing inventory. Since much of the Company's inventory is in the form of fixed rate debt instruments, the cost of financing increases without a corresponding increase in interest income. Further, the inventory being held may lose value as the result of general interest rate increases and may have to be sold at or below cost. The Company marks its inventory to market to reflect these circumstances.


                 Results of Operations - Three months ended
                 March 31, 2000 Compared to March 31, 1999
                           (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:
                                                                  Increase/
For the Three Months Ended March 31,            2000      1999   (Decrease)
     Revenues
       Investment Banking/Capital Markets     $ 2,621   $ 6,513   $(3,892)

       Investment Services
         Asset Management                       2,321     1,576       745
         Wealth Management                      6,390     5,442       948
         Managed Money                          5,722     5,336       386
           Total Investment Services           14,433    12,354     2,079

       Other Activities                         2,799     1,053     1,746
                                               19,853    19,920       (67)
       ZTT                                          -     1,442    (1,442)

                                              $19,853   $21,362   $(1,509)

     Net Income (Loss) Before Taxes
       Investment Banking/Capital Markets     $(3,509)  $  (220)  $(3,289)

       Investment Services
         Asset Management                         344       200       144
         Wealth Management                       (235)     (563)      328
         Managed Money                           (551)     (223)     (328)
           Total Investment Services             (442)     (586)      144

       Other Activities                         1,427         8     1,419
                                               (2,524)     (798)   (1,726)
       ZTT                                          -       260      (260)

                                              $(2,524)  $  (538)  $(1,986)

Investment Banking/Capital Markets
     Total revenues for this segment decreased $3,892 from $6,513 in 1999 to $2,621 in 2000. A significantly reduced level of underwriting activity due to the economic circumstances as discussed above is the primary reason for the decrease. A total of 2 managed municipal underwriting transactions totaling $39 million were completed in 2000 compared to 15 managed transactions totaling $379 million for the same period in 1999. Church and school underwriting activity decreased. A total of 2 transactions for $15 million were completed in 2000 compared to 5 transactions for $16 million in 1999. The resulting revenues from underwriting decreased $3,741 between the quarters. Trading profits also decreased $588 as the result of the disposition and marking to market of fixed rate inventory (bonds and preferred stock) in a rising interest rate environment which offset gains from other trading transactions.

     Total expenses of this segment, including allocated costs, decreased $603 from $6,732 in 1999 to $6,129 in 2000. A decrease of $985 in compensation expense between quarters was offset by small increases in other expense categories. The compensation expense decrease is primarily related to decreased incentive compensation as the result of decreased underwriting volumes.

     The decreased underwriting activity is the primary reason for the resulting loss before taxes of $3,509 for this segment in 2000 compared to a loss of $220 in 1999. The first quarter of the year generally has a lower level of underwriting activity, but the situation was more pronounced in 2000 due to economic factors. The preferred stock trading and institutional equity sales activities in this segment were discontinued in the first quarter of 2000. These activities incurred losses of $617 in 2000 and $373 in 1999. These activities were not considered to be a part of the Company's core business strategy.

Investment Services
     This segment is composed of three operating components whose purpose is to serve investors. These operating segments are asset management, wealth management, and managed money operations. The combined results for this segment resulted in revenues and net losses of $14,433 and $442 in 2000 compared to $12,354 and $586 in 1999, respectively.

Asset Management-
     Total revenues of this operating component were $2,321 in 2000 compared to $1,576 in 1999, an increase of $745 or 47%. Investment management fees increased $582 as the result of increases in assets under management. Assets under management were $2.1 billion dollars at March 31, 2000 compared to $1.4 billion at March 31, 1999. Increases were primarily in the equity mutual fund portfolios, specifically the technology and S&P index funds. The substantial net sales of these mutual funds also increased distributor commissions received by $248 between quarters. These increases were partially offset by a decrease in fee income as the result of the outsourcing of transfer agent activities in November, 1999.

     Total expenses of the asset management operations increased $601 to $1,977 in 2000 from $1,376 in 1999. The increase is primarily related to increased employee compensation and benefits of $418. These compensation increases are primarily related to commissions paid for distributor sales of mutual funds. Increases in other categories of expense were not individually significant.

     The net income before taxes of the asset management operation was $344 in 2000 compared to $200 in 1999 an increase of $144. The success of this operation is sensitive to sales activity and market conditions. The recent volatility in the equity markets has not caused a significant decline in total assets nor have there been any significant redemptions net of sales.

Wealth Management-
     Total revenues for this operating component were $6,390 in 2000 compared to $5,442 in 1999, an increase of $948. Commission income increased $710 primarily as the result of full service retail brokerage sales activities related to mutual funds and equity sales. The balance of the increase is related to secondary market bond sales to retail investors and insurance agency sales.

     Total expenses increased $621 to $6,626 in 2000 from $6,005 in 1999. Compensation and benefits increased $832 due to increases in commissions paid to brokers on higher sales volumes. The increase was partially offset by a decrease in brokerage commissions of $204. The decreased brokerage commissions are due to a reduction in independent contractor sales activities. The total loss, which includes administrative cost allocations, was $235 in 2000 compared to $563 in 1999. Administrative cost allocations approximated $1,100 in each year. Before such allocations and considering only specifically related expenses, the wealth management operation had net income before taxes of $828 in 2000 compared to $543 in 1999.

Managed Money-
     Total revenues of this operating component were $5,722 in 2000 compared to $5,336 in 1999 an increase of $386. Increases in advisory fees and commissions were $262 and $377, respectively, and were offset by reductions for trading losses and decreases in interest income and in other income. Administrative and performance reporting services are being provided for a total of $5.6 billion of assets at March 31, 2000 compared to $3.3 billion of assets at March 31, 1999. Despite the increase in assets, the mix of services provided and the related fees as well as pricing pressure associated with those services causes the disproportionate increase in fees relative to assets.

     Total expenses of the managed money operation were $6,273 in 2000 compared to $5,560 in 1999, an increase of $713. Commissions and clearing fees increased $302 as the result of broker commissions paid and clearing fees incurred on new account transaction volume. Employee compensation and benefits increased $174 as the result of increased staffing requirements and costs associated with staff turnover. Investment manager fees increased $122 in proportion to related revenues. The resulting net loss in 2000 was $551 compared to $223 in 1999. A higher level of asset turnover has impaired the ability to gather assets to be serviced.
Further, the competition for services in the industry has created additional pressure on margins.

Other
     Total revenues for this segment were $2,799 in 2000 compared to $1,053 in 1999, an increase of $1,746. The primary reason for the increase was an award by an NASD arbitration panel of $1,700 for the Company's claims of unfair competition related to BCZ's Denver, Colorado retail brokerage office by another securities firm. The only other significant source of revenues is interest income related to investments in collateralized mortgage obligations ("CMOs") held by the Parent. Interest income approximated $1 million dollars in both quarters from the CMO investments.

     Total expenses after allocations to the other operating segments were $1,372 in 2000 compared to $1,046 in 1999. The largest component of expenses is interest expense on the financing of the CMOs of $685 in 2000 and $763 in 1999. Other expenses are the unallocated administrative expenses. The increase in expenses relates to unallocated personnel expenses associated with personnel changes.

     Total net income after taxes was $1,427 in 2000 compared to $8 in 1999. These amounts reflect the results after allocations to other segments. The allocations are intended to reflect the administrative functions provided to the other operating segments. The current year income is primarily due to the arbitration award offset by unallocated personnel expenses.

Liquidity and Capital Resources
(Dollars in thousands)

     Capital expenditures for assets for the first three months of 2000 were $385. Land, buildings and equipment, net of related depreciation and amortization, constitutes 8% of total Company assets.

     The Company has a continuing requirement for cash to finance its investment and underwriting activities. A source of cash has been and continues to be the issuance of short-term notes of the Company by the Parent. These notes vary in maturities up to 270 days. In the first three months of 2000, a total of $5,010 of notes were issued and $4,383 were repaid. The total balance of short-term notes outstanding was $6,835 as of March 31, 2000.

     FCFC serves as a limited purpose finance company for financing mortgages to churches, and issued bonds to the public as a source of cash prior to 1996. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $4,331 of mortgage loans outstanding at March 31, 2000, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 as well as through prepayments. Total bonds outstanding at March 31, 2000 were $4,102. As principal payments are received on the mortgage loans, whether scheduled or prepaid, bonds are called and retired. No new bonds have been issued since 1995 nor does the Company plan to issue bonds from this subsidiary in the future.

     BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $3,365 of variable rate securities were held in inventory at March
31, 2000. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

     BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. There were no amounts outstanding under bank unsecured credit facilities at March 31, 2000. Amounts outstanding under repurchase agreements were $715 and the amount owed the clearing agent was $10,853. In each case securities are the underlying collateral for the amounts due.

     The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. The Parent had no amounts outstanding under bank unsecured credit facilities at March 31, 2000. Amounts outstanding under repurchase agreements totaled $27,802 at March 31, 2000, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.

     During 1999, the Company received approximately $10,647 in net proceeds after taxes from the sales of WRR and substantially all of the assets and liabilities of ZTT. The Company is evaluating its alternatives for the use of the proceeds. Some proceeds have been used to reduce short-term borrowings of the Company. This reduction may be temporary and allows the Company greater discretion for future operations.

     The Company's cash and cash equivalent position allows a certain degree of flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements. In the option of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations.

Year 2000
     The Year 2000 issue was expected to affect the ability of computer systems to correctly process dates after December 31, 1999. The Company did not experience any significant disruptions and does not believe it will be affected by such problems in the future.

Forward Looking Statements
     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The statements are based on current estimates and are dependent upon a variety of factors that could cause actual results to differ from these estimates. Such factors which may impact the results are described in our Form 10-K for the year ended December 31, 1999.


Quantitative and Qualitative Disclosure About Market Risk
     Market risk to the Company arises from exposure to changes in interest rates and other relevant market rate or price risk which impact an instrument's financial value. The Company is exposed to market risk from changes in interest rates through its trading and non-trading activities. In the ordinary course of its business, the Company selectively uses hedging strategies which are designed to reduce market risk. The Company has adopted policies and procedures which prohibit the use of such derivative instruments for trading purposes.

Interest Rate Risk
     The Company enters into interest rate agreements and purchases futures contracts on a limited basis to minimize the effect of potential interest rate changes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, futures contracts, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", "Securities sold under agreements to repurchase", and "Futures contracts", and non-trading accounts are shown in other captions.

 I.  Forward Agreements
                                            Notational          Fair
                                              Amount            Value
    (Dollars in thousands)
    Forward Debt Services Agreement           $5,005            $(116)
    Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread.

    Forward Interest Rate Agreement           $5,005              $39
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward
      spread.   (Hedge to above instrument.

II.  Trading and Non Trading Portfolio

                                                        Expected Maturity Dates
                                           2000     2001     2002    2003      2004    Thereafter  Total  Fair Value
                                                (U.S. Dollars in thousands)
ASSETS

Securities Inventory - fixed rate
Municipal bond issues                       10        5        -      25        149     16,859     17,048    15,723
  Weighted average interest rate          6.50%    7.00%            7.94%      5.85%      6.58%

Collateralized Mortgage obligations(1)       -        -        -       -          -      5,878      5,878     4,302
  Weighted average interest rate                                                          8.78%

Corporate Bond issues                        8        -        -       -          -         52         60        56
  Weighted average interest rate          9.55%                                           7.08%

Institutional Bonds                         31        2        -       -          -       2,927     2,960     2,842
  Weighted average interest rate          7.08%    9.85%                                   8.18%

Preferred Stock                              -        -        -       -          -         809       809       414
  Weighted average dividend rate                                                           2.80%

Other                                        -        -        -       -        100         165       265       259
  Weighted average interest rate                                               7.02%       6.93%

Securities Inventory - variable rate
Variable rate demand notes                   -        -        -       -          -       3,365     3,365     3,365
  Weighted average interest rate                                                           3.90%

Securities purchased under agreement
to resell(2)                             4,421        -        -       -          -           -     4,421     4,421
  Weighted average interest rate          5.25%

Notes receivable                             -        -        -       -          -       4,444     4,444     4,444
  Weighted average interest rate                                                           9.23%

Other investments                            -        -        -       -          -      26,547    26,547    26,547
  Weighted average interest rate                                                           8.87%

                                                              Expected Maturity Dates
                                           2000     2001     2002    2003      2004     Thereafter  Total   Fair Value
                                                            (U.S. Dollars in thousands)
LIABILITIES


Short-term notes payable(2)               6,835        -        -       -          -          -     6,835     6,835
  Weighted average interest rate           6.21%

Securities sold under agreement to
repurchase(2)                            28,517        -        -       -          -          -    28,517    28,517
  Weighted average interest rate           6.14%

Securities sold not yet purchased             -        -        -   4,500          -          -     4,500     4,365
  Weighted average interest rate                                     5.38%

Bonds payable - fixed rate(1)                 -        -        -       -          -      4,102     4,102     4,102
  Weighted average interest rate                                                           8.29%

Futures Contracts (short)
  Notional Amount                          None
  Market Value                             None
  Price Range:

(1) Assumes no prepayments
(2) The information shown above includes actual interest rates at December 31, 1999 and assumes no changes in interest rates in 2000 or thereafter.

Equity Risk
    In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset Management, Inc. manages a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's accounts under management or advisement together have over $5 billion of assets, a portion of which is invested in managed products from which BCZ and PMC receive periodic fees. A general decline in the equities market could adversely affect revenues. A reduction in the value of the equity securities in accounts managed or advised by subsidiaries of the Company would result in a reduction in the amount of fees payable to BCZ, ZAMI, and PMC. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders

     Registrant held an annual meeting on Tuesday, April 18, 2000 for which a proxy statement was sent to shareholders of record at the close of business on March 16, 2000. A brief description of the matters voted upon is as follows:

     1.  To elect four directors for a term of three years; and

     2. To vote on a proposal to ratify the retention of Arthur Andersen LLP as auditors for 2000; and

     3. To transact any other business which may properly come before the meeting, or any adjournments thereof.

     A total of 2,145,773 shares were voted.  The following votes were cast:

     1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                           Grant         Withhold
        J. C. Frueh                      2,096,535        49,238
        J. R. Green                      2,116,571        29,202
        J. J. Mulherin                   2,119,873        25,900
        G. J. Gagner                     2,116,414        29,359

        The following directors continued in office: P. D. Ziegler, F. J. Wenzel, P. R. Kellogg, S. A. Roell, B. C. Ziegler III, and D. A. Carlson.

    2.  retention of Arthur Anderson LLP as auditors:

                                      For       Against     Abstain
                                  2,143,052       775        1,946

    3.  To act on other business:

                                      Grant         Withhold
                                     2,145,773        None

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.         Description

                 10.1            Clearing Agreement

                 27              Financial Data Schedule


         (b)  Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K dated January 24, 2000, indicating that The Ziegler Companies, Inc. appointed John J. Mulherin to the positions of president and chief executive officer of The Ziegler Companies, Inc. effective mid-February 2000.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ZIEGLER COMPANIES, INC.

Dated:  May 15, 2000                      By /s/ John J. Mulherin
                                             John J. Mulherin
                                             President and CEO

Dated:  May 15, 2000                     By  /s/ Gary P. Engle
                                             Gary P. Engle
                                             Senior Vice President/CFO

                                      EXHIBIT INDEX

Exhibit
Number                     Description

  10.1                     Clearing Agreement

  27                       Financial Data Schedule

                                                                 Exhibit 10.1

                      FULLY DISCLOSED CLEARING AGREEMENT
                                    OF
                            PERSHING DIVISION
              DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION

THIS AGREEMENT is made and entered into as of the 28th day of January 1998, by and between the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"), a Delaware Corporation, and B.C. Ziegler & Company ("Broker"), a Wisconsin Corporation.

1.0     APPROVAL

            This Agreement shall be subject to approval by the New York Stock Exchange, Inc. ("NYSE") and by any other self-regulatory organization vested with the authority to review or approve it. Pershing shall submit this Agreement to the NYSE and Broker shall submit the Agreement to any other organization from which Broker is required to obtain approval. In the event of disapproval, the parties shall bargain in good faith to achieve the requisite approval.

2.0     AGREEMENT

            From the opening of business on or about the May 1, 1998, until the termination of this Agreement as provided for in Paragraph 21 hereof, Pershing shall carry the cash and margin accounts of the customers of Broker introduced by Broker to Pershing, and accepted by Pershing, and shall clear transactions on a fully disclosed basis for such accounts, in the manner and to the extent set forth in this Agreement.

3.0     ALLOCATION OF RESPONSIBILITY

3.1 Responsibilities of the Parties. Pursuant to NYSE Rule 382, responsibility for compliance with all applicable laws, rules, and regulations of the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, Inc. ("NASD"), the NYSE, and any other regulatory or self-regulatory agency or organization shall be allocated between Pershing and Broker as set forth in this Agreement. To the extent that a particular function is allocated to one party under this Agreement, the other party shall supply that party with information in its possession pertinent to the proper performance and supervision of that function.

3.2 Relationship with Customers. Except as provided in Paragraph 26.11 of this Agreement, all customers receiving services pursuant to this Agreement shall remain customers of Broker. Pershing shall provide services under this Agreement to Broker only to the extent explicitly required by specific provisions contained in this Agreement and shall not be responsible for any duties or obligations not specifically allocated to Pershing pursuant to this Agreement. Broker shall enter into appropriate contractual arrangements with customers on its own behalf, and such agreements shall make Broker, and not Pershing, responsible to customers for the provision of services. Broker shall not be deemed to be an agent of Pershing for any purpose, except to the limited extent expressly set forth in paragraph 9.1.8of this Agreement, nor shall Pershing be deemed to have a fiduciary relationship with any of Broker's customers. Broker acknowledges that Pershing does not control the business or operations of Broker.

4.0     REPRESENTATIONS AND WARRANTIES

4.1     Broker.  Broker represents and warrants that:

4.1.1 Corporation Duly Organized. Broker is a corporation duly organized, validly existing, and in good standing under the laws of the state of its incorporation.

4.1.2 Registration. Broker is duly registered and in good standing as a broker dealer with the SEC and is a member firm in good standing of the NASD.

4.1.3 Authority to Enter Agreement. Broker has all requisite authority, whether arising under applicable federal or state law or the rules and regulations of any regulatory or self-regulatory organization to which Broker is subject, to enter into this Agreement and to retain the services of Pershing in accordance with the terms of this Agreement.

4.1.4 Substantial Compliance with Rules and Regulations. Broker and each of its employees is in substantial compliance with, and during the term of this Agreement shall remain in substantial compliance with, the registration, qualification, capital, financial reporting, customer protection, and other requirements of every self-regulatory organization of which Broker is a member, of the SEC, and of every state to the extent that Broker or any of its employees is subject to the jurisdiction of that state.

4.1.5 No Pending Action, Suit, Investigation or Inquiry. Broker has disclosed to Pershing every material action, suit, investigation, inquiry or proceeding against or affecting Broker or its respective property or assets, by or before any court or other tribunal, any arbitrator, any governmental authority, or any self-regulatory organization of which any of them is a member. Broker shall notify Pershing promptly, but in any event within three business days, of the initiation of any such action, suit, investigation, inquiry, or proceeding that may have a material impact on the capital of Broker.

4.2     Pershing.  Pershing represents and warrants that:

4.2.1   Corporation Duly Organized.  Donaldson, Lufkin & Jenrette
Securities Corporation ("DLJ") is a corporation duly organized, validly existing, and in good standing under the laws of the state of Delaware.

4.2.2 Registration. DLJ is duly registered and in good standing as a broker dealer with the SEC and is a member firm in good standing of the NYSE and the NASD.

4.2.3 Authority to Enter Agreement. DLJ has all requisite authority, whether arising under applicable federal or state law, or the rules and regulations of any regulatory or self-regulatory organization to which DLJ is subject, to enter into this Agreement and provide services in accordance with the terms of this Agreement.

4.2.4 Compliance with Registration. Pershing and each of its employees is in substantial compliance with, and during the term of this Agreement shall remain in substantial compliance with the registration, qualification, capital, financial reporting, customer protection, and other requirements of every self-regulatory organization of which Pershing is a member, of the SEC, and every state.

4.2.5 No Pending Action, Suit, Investigation or Inquiry. Pershing has disclosed to Broker every material action, suit, investigation, inquiry or proceeding against or affecting Pershing or its respective property assets, by or before any court or other tribunal, any arbitrator, any governmental authority, or any self-regulatory organization of which any of them is a member. Pershing shall notify Broker promptly, but in any event within three business days, of the initiation of any such action, suit, investigation, inquiry, or proceeding that may have a material impact on the capital of Pershing.

5.0     ESTABLISHING AND ACCEPTING NEW ACCOUNTS

5.1 Acceptance of New Accounts. Broker shall be responsible for opening and approving new accounts.

5.2 Maintenance of Account Information. Pershing may rely without inquiry on the validity of all customer information furnished to it by Broker.

5.3 Pershing Operations Manual. Broker acknowledges receipt and familiarity with the Pershing "Customer Reference Guide" and agrees to familiarize itself with any modifications or supplements to such guide that may be issued from time to time.

6.0     SUPERVISION OF ORDERS AND ACCOUNTS

6.1 Responsibility for Compliance. Broker shall be solely responsible for compliance with Suitability, "Know Your Customer' rules and other requirements of federal and state law and regulatory and self-regulatory rules and regulations governing transactions and accounts. Possession by Pershing of surveillance records, exception reports, or other similar data shall not obligate Pershing to establish procedures for dealing with such material or to review or be aware of their contents. Pershing shall not be required to make any investigation into the facts surrounding any transaction that it may execute or clear for Broker or any customer of Broker.

6.2 Compliance Procedures. Broker agrees to diligently supervise compliance with all applicable laws, results, and regulations of the SEC, NASD, NYSE, and any other regulatory or self-regulatory agency or organization having jurisdiction over Broker through the use of a compliance manual or other written procedures. Broker shall review transactions and accounts to assure compliance with prohibitions against manipulative practices and insider trading and other requirements of federal and state law and applicable regulatory and self-regulatory rules and regulations to which Broker or its customer are subject. Without limiting the above, Broker shall be responsible for compliance with the supervisory requirements in Section 15(b)(4) of the Securities Exchange Act of 1934, as amended, NASD Rule 27, NYSE Rules 342, 431 and 351, and similar rules adopted by any other regulatory or self-regulatory agency or organization, to the extent applicable.

6.3 Knowledge of Customer's Financial Resources and Investment Objectives. Broker shall comply with Rule 405(1) of the NYSE or comparable requirements of similar rules of any other self-regulatory organization to which Broker is subject. Broker shall obtain all essential facts relating to each customer, each cash and margin account, each order, and each person holding a power of attorney over any account, in order to assess the suitability of transactions when required by applicable rules, the authenticity of orders, signatures, endorsements, certificates, or other documentation, and the frequency of trading. Broker warrants that, to the best of its knowledge, it will not open or maintain accounts for persons who are minors or who are otherwise legally incompetent and that it will comply with NYSE Rule 407 and other laws, rules, or regulations that govern the manner and circumstances in which accounts may be opened or transactions authorized.

6.4 Furnishing of Investment Advice. Broker shall be solely responsible for any recommendation or advice it may offer to its customers.

6.5 Discretionary Accounts. Broker shall be solely responsible for obtaining customer approval for and supervising discretionary accounts.

6.6 Option Accounts. Before engaging in option trading for any customer, Broker shall deliver to the customer a current disclosure statement of the Options Clearing Corporation and any effective supplements. Broker shall obtain the required signatures on all option agreements, shall obtain proper approval of the opening of all option accounts and shall otherwise comply with all applicable laws, rules and regulations relating to options accounts and option trading. Broker shall deliver to Pershing a copy of a signed option agreement for each customer approved by it for options trading in a form acceptable to Pershing.

6.7 Accounts of Employees of Member Organizations, Self-Regulatory Organizations, and Financial Institutions. Broker shall give required notices and obtain required approvals of employers in each case in which a customer is an employee of a broker-dealer, a self-regulatory organization, or a financial institution.

7.0     EXTENSION OF CREDIT

7.1 Presumption of Cash Account. Pershing may, but is not required to, permit customers of Broker to purchase securities on margin, but all transactions for a customer will be deemed to be cash transactions, and payment for those transactions will be required in the manner applicable to cash transactions, unless, on or prior to settlement, Broker has furnished Pershing with a properly executed and binding customer margin agreement and consent to loan of securities in a form acceptable to Pershing.

7.2 Margin Requirements. All margin accounts introduced by Broker shall be subject to Pershing's margin requirements as in effect from time to time. Pershing reserves the right (but shall not be obligated) to refuse to accept any transaction in a margin account or group of accounts without the actual receipt of the necessary margin and to impose a higher margin requirement for a particular account when, in Pershing's discretion, the past history or nature of the account or other factors or the securities held in it warrant such action. In all instances, Broker shall be responsible for determining the amount of credit suitable for every account and may require higher margin than imposed by Pershing for any particular account, group of accounts, or all accounts introduced by Broker to Pershing.

7.3     Margin Maintenance and Compliance with Regulation T and SEC Rule
15c3-3(m).

7.3.1 Initial Margin. Broker shall be responsible for the initial margin requirement for any transaction until such initial margin has been received by Pershing in acceptable form.

7.3.2 Margin Calls. After the initial margin for a transaction has been received, subsequent margin calls may be made by Pershing at its discretion. Pershing shall calculate the maintenance requirement and notify Broker of any amounts due. Broker shall be responsible for issuing the margin call to its customer and obtaining the amount due directly from Broker's customer. If Broker fails to take the appropriate action, Pershing reserves the right to collect the amount due directly from Broker's customer. Broker agrees to cooperate with Pershing in complying with and obtaining margin in response to such calls. If any customer fails to meet a maintenance call, Broker shall be liable to Pershing for any loss or damage it may incur unless the Broker establishes that the loss or damage was directly attributable to Pershing's failure to give proper and timely notification to Broker or customer.

7.3.3   Actions Upon Failure to Meet Margin Calls or Deliver Securities.
In the event that satisfactory margin is not provided within the time specified by Pershing, or securities sold are not delivered as required, Pershing may take such actions as Pershing deems appropriate, including but not limited to the sale or purchase of securities in connection with the account. Broker shall cooperate with Pershing by entering appropriate orders to buy-in or sell-out securities in any such instance. Compliance with a request to withhold action shall not be deemed a waiver by Pershing of any of its rights under this Agreement, including but not limited to the right to close out a contract or position if in Pershing's judgment changing conditions render such action advisable, with or without prior notification to customer or Broker.

7.4 Charging of Interest and Disclosures Pursuant to Rule 10b-16. Interest charged with respect to debit balances in customers' accounts shall be determined in accordance with the fully disclosed pricing schedule attached to this Agreement. Broker shall send each margin customer a written disclosure statement, in a form acceptable to Pershing, at the time of the opening of a margin account as required by SEC Rule 10b-16.

7.5 Unsecured Debits or Unsecured Short Positions. Pershing shall charge against the account of Broker an amount equal to the value of any unsecured debit or short position (on a "mark to market" basis) in a customer account if that position has not been promptly resolved by payment or delivery. Any remaining debit shall be charged against Broker's Deposit Account and be considered a claim against Broker pursuant to Paragraph 19 of this Agreement.

8.0     MAINTENANCE OF BOOKS AND RECORDS

8.1 Stock Records. Pershing shall maintain stock records and other prescribed books and records of all transactions executed or cleared through it in accordance with generally accepted practices in the securities industry.

8.2 Regulatory Reports and Records. Broker shall prepare, submit, and maintain copies of all reports, records, and regulatory filings required of Broker by any entity that regulates it, including, but not limited to, copies of all account agreements and similar documentation obtained pursuant to paragraph 5.0 of this Agreement and any reports and records required to be made or kept under the Currency and Foreign Transactions Reporting Act of 1970, the Money Laundering Act of 1986, and any rules and regulations promulgated pursuant thereto. To the extent that Pershing is required to prepare or submit any reports or records by any entity that regulates it, Broker shall cooperate in providing Pershing with any information needed in order to prepare such reports or records.

8.3 Audiotaping of Telephone Conversations. Broker understands that for quality control, dispute resolution or other business purposes, Pershing records some or all telephone conversations between Broker and Pershing. Broker hereby consents to such recording and will inform its employees, representatives and agents of this practice. It is further understood that all such conversations are deemed to be solely for business purposes.

9.0     RECEIPT AND DELIVERY OF FUNDS AND SECURITIES

9.1     Receipt and Delivery of Funds and Securities.

9.1.1 Cashiering Functions. Pershing shall perform normal and reasonable cashiering functions for customer accounts introduced by Broker. These functions shall include receipt and delivery of securities purchased, sold, borrowed, and loaned; receipt and payment of funds owed by or to customers; and provision of custody for securities and funds. Broker shall provide Pershing with the basic data and documents that are necessary or appropriate to permit Pershing to perform its obligations under this Paragraph, including but not limited to copies of records documenting receipt of customers' funds and securities received directly by Broker. Such data and documents must be compatible with the requirements of Pershing's data processing systems.

9.1.2 Purchases. Broker shall be responsible for purchases made for customers until actual and complete payment has been received by Pershing. When payment is tendered to Pershing in the form of a check, Broker shall remain responsible until the check has been paid and the proceeds actually received and finally credited to Pershing (without any subsequent chargeback) by its bank. Pershing shall use due diligence in depositing any checks that it receives directly from customers of Broker.

9.1.3 Sales. Broker shall be responsible for sales until Pershing has received, in acceptable form, the securities involved in a transaction. If Pershing does not receive delivery of securities in an acceptable form, Pershing may buy-in all or part of the securities for the accounts of the customer of Broker or Broker.

9.1.4 When Issued and Delayed Delivery Transactions. In the case of the purchase or sale of securities on a "when issued" basis, and in the case of a purchase or sale where distribution or delivery is otherwise delayed (except pursuant to a margin agreement), Broker shall remain responsible, as set forth in this Agreement, until necessary and satisfactory payment of funds or delivery of securities, as required by the margin rules, has been received by Pershing.

9.1.5 Funds and Securities Received by Broker. Broker shall promptly deposit with Pershing funds or securities received by Broker from its customers, together with such information as may be relevant or necessary to enable Pershing to record such remittances and receipts in the respective customer accounts.

9.1.6 Failure to Settle or Pay. In the event of a failure to timely deposit required funds or securities, Pershing may take appropriate remedial action. Without waiving or otherwise limiting its right to take other remedial action, Pershing may at its option charge interest at rates as agreed in Schedule A to this Agreement. Broker may pass such charges on to its customers but Broker remains responsible therefor until actually paid.

9.1.7 Settlement and Delivery. Broker shall obtain each customer's agreement in the form provided by Pershing to accept partial deliveries and to abide by other clearance arrangements as may be directed by any exchange or association. With respect to any settlements which involve the drafting of securities, draft charges, including interest expense, will be borne by Broker.

9.1.8 Check Writing Authority. Pershing may, but is not required to, authorize certain of Broker's employees to sign checks to Broker's customers for amounts due to, and requested by them, with respect to their accounts. Broker shall designate in writing the names of any employees it wishes to receive the authorization described in this subparagraph. All checks must be signed by two employees who have received authorization from Pershing. No check or checks totaling more than $250,000 shall be provided to any customer by Broker on the same business day. All expenses incurred in connection with the issuance of checks under the authority described in this subparagraph shall be charged to Broker. Broker remains responsible for the disbursement and delivery of such checks to its customers. Any lien on the customer's property granted by the customer to Broker or Pershing shall extend to any funds which may be segregated in a separate account in connection with the exercise of the authority described in this subparagraph.

9.2 Transfer of Securities and Accounts. Upon receiving written or oral instructions from Broker, or written instructions from a customer, Pershing shall make reasonable efforts to effectuate such transfers of securities or accounts as may be requested. Whenever practicable, Pershing shall first notify the Broker before acting on a customer's written request.

9.3 Restricted and Control Stock Requirements. Broker shall be responsible for determining whether any securities held in Broker's or its customer accounts are restricted or control securities as defined by applicable laws, rules, or regulations. Broker is responsible for assuring that orders executed for such securities comply with such laws, rules, and regulations.

9.4 Payment of Dividends and Handling of Exchange or Tender Offers, Rights, Warrants and Redemptions. Whenever Pershing has been instructed to retain custody of the securities in any account, Pershing may hold the securities in the customer's name, the name of Pershing or its nominee, or in te names of nominees of any depository used by Pershing. Pershing shall perform the services required in connection with holding the securities in custody in each account, including (1) collection and payment of dividends and interest; (2) transmittal and handling (through Broker) of tenders or exchanges pursuant to tender offers and exchange offers; (3) transmittal of proxy materials and other shareholder communications if Pershing is appropriately compensated; and (4) handling of exercises or expirations of rights, options, warrants and redemptions.

9.5 COD-Orders. Broker shall not introduce any retail or individual accounts requiring settlement on a "delivery versus payment" or "receive versus payment" basis without the prior written approval of Pershing. If such approval has been given, Broker shall arrange for timely settlement of all such transactions. Broker shall be responsible for complying with the requirements of NYSE Rule 387 with respect to those transactions, except that Pershing shall be responsible for delivering confirmations pursuant to NYSE Rule 387.

10.0    SAFEGUARDING OF FUNDS AND SECURITIES

        Except as otherwise provided in this Agreement, Pershing shall be responsible for the safekeeping of all money and securities received by it pursuant to this Agreement. However, Pershing will not be responsible for any funds or securities delivered by a customer to Broker until such funds or securities are actually received by Pershing or deposited in bank accounts maintained by Pershing.

11.0    CONFIRMATIONS AND STATEMENTS

11.1 Preparation and Transmission of Confirmations and Statements. Pershing shall prepare confirmations and summary periodic statements and shall, to the extent required, transmit them to customers and Broker in a timely fashion except to the extent Broker has agreed to transmit confirmations to customers. Confirmations and statements shall be prepared on forms disclosing that the account is carried on a fully disclosed basis for the Broker in accordance with applicable rules, regulations and interpretations. Broker will have the ultimate regulatory responsibility for compliance with the prospectus delivery requirements of the Securities Act of 1933, as amended, regardless of its retention of a prospectus fulfillment service to perform delivery of same.

11.2 Examination and Notification of Errors. Broker shall examine promptly all confirmations, statements, and other reports provided for Broker by Pershing. Broker must promptly notify Pershing of any error claimed by Broker in any account. If Broker fails to notify Pershing promptly of any error, the existence of which was, or should reasonably have been discoverable by review of confirmations, statements, and reports provided to Broker by Pershing, Broker shall be deemed to have waived its right to make any claim against Pershing with respect to damages resulting from or as a result of the failure to promptly examine the confirmations, statements and reports.

12.0    ACCEPTANCE AND EXECUTION OF TRANSACTIONS

12.1 Responsibility to Accept or Reject Trades. Pershing shall execute transactions in customers' accounts and release or deposit money or securities to or for accounts only upon Broker's instructions. Pershing reserves the right to accept written or oral transaction orders from Broker's customers in circumstances where it determines that the customers are unable to execute those transactions through Broker. Notwithstanding any instructions to the contrary, Pershing may, after giving reasonable notice, (i) refuse to confirm a transaction or cancel a confirmation, (ii) reject a delivery or receipt of securities or money, (iii) refuse to clear a trade executed by Broker, or (iv) refuse to execute a trade for the account of a customer or Broker. Pershing agrees to correct errors and re-issue confirmations to customer when correcting errors.

12.2 Responsibility for Errors in Execution. Broker shall be responsible for transmission to Pershing of all customer orders and for any errors in the Broker's recording or transmission of such orders. Pershing shall be responsible for any errors it might make in the further transmission and execution of such orders after their receipt, in proper and complete form, from Broker.

13.0    OTHER OBLIGATIONS AND RESPONSIBILITIES OF BROKER

13.1 Other Clearing Agreements. During the term of this Agreement, Broker shall not enter into any other similar agreement or obtain the services contemplated by this Agreement from any other party or supply the services contemplated by the Agreement without the prior written notice to Pershing.

13.2.1 Disciplinary Action, Suspension, or Restriction. If Broker becomes subject to disciplinary action, suspension, or restriction by a federal or state agency, stock exchange, or regulatory or self-regulatory organization having jurisdiction over Broker or Broker's securities or commodities business, Broker shall notify Pershing immediately, orally and in writing, and provide Pershing a copy of any decision relating to such action, suspension, or restriction. Broker shall reimburse Pershing for the fees and expenses associated with any legal advice Pershing may seek with respect to the effect of such action, suspension, or restriction on the rights and obligations of Pershing under this Agreement to the extent that such fees and expenses are approved in advance by Broker. Pershing may take any action it reasonably deems to be necessary (i) to assure that it will continue to comply with all applicable legal, regulatory, and self-regulatory requirements, notwithstanding such action, suspension, or restriction, and (ii) to comply with any requests, directives, or demands made upon Pershing by any such federal or state agency, stock exchange, or regulatory or self-regulatory organization.

13.2.2 Disciplinary Action, Suspension, or Restriction. If Pershing becomes subject to disciplinary action, suspension, or restriction by a federal or state agency, stock exchange or regulatory organization having jurisdiction over Pershing or Pershing's securities or commodities business, Pershing shall notify Broker immediately, orally and in writing, and provide Broker a copy of any decision relating to such action, suspension, or restriction. Pershing shall reimburse Broker for the fees and expenses associated with any legal advice Broker may seek with respect to the effect of such action, suspension, or restriction on the rights and obligations of Broker under this Agreement to the extent that such fees and expenses are approved in advance by Pershing. Broker may take any action it reasonably deems to be necessary (i) to assure that it will continue to comply with all applicable legal, regulatory, and self-regulatory requirements, notwithstanding such action, suspension or restriction, and
(ii) to comply with any requests, directives, or demands made upon Broker by any such federal or state agency, stock exchange, or regulatory or self-regulatory organization.

13.3 Provision of Financial Information. Broker shall furnish Pershing copies of FOCUS Reports, financial statements for the current fiscal year, the executed Forms X-17a-5 (Parts I and IIA) filed with the SEC, any amendments to Broker's Form BD, and any other regulatory or financial reports Pershing may from time to time require. Broker shall provide such reports to Pershing at the time Broker files such reports with its primary examining authority. Broker shall also notify Pershing in advance of withdrawals of more than 20% of its net capital.

13.4 Fidelity Bond. Broker shall maintain throughout the term of this Agreement fidelity insurance coverage in at least the minimum amount required under NASD rules.

Pershing may require that Broker obtain additional fidelity insurance coverage if it reasonably determines that such coverage is necessary to assure Broker's performance of its obligations under this Agreement.

13.5 Executing Brokers. If Broker wishes to act as an "Executing Broker" as such term is understood in that certain letter dated January 25, 1994 from the Division of Market Regulation of the Securities and Exchange Commission, as the same may be amended, modified or supplemented from time to time (the "No-Action Letter") then all terms herein shall have the same meaning as ascribed thereto either in the Agreement or in the No-Action Letter as the sense thereof shall require. Broker may, from time to time, execute trades (either directly or through Pershing) for Prime Brokerage Accounts in compliance with the requirements of the No-Action Letter. (The No-Action Letter requires, inter alia, that a contract be executed between Pershing and Prime Broker, and between Broker and Prime Brokerage Customer prior to the transaction of any business hereunder). Broker shall promptly notify Pershing, but in no event later than 5:00 p.m. New York time of trade date in a mutually acceptable fashion, of such trades in sufficient detail for Pershing to be able to report and transfer any trade executed by Broker on behalf of a Prime Brokerage Account to the relevant Prime Broker. Broker understands and agrees that if Prime Broker shall disaffirm or "dk" any trade executed by Broker on behalf of a Prime Brokerage Account, Broker shall open an account for such Prime Brokerage Account in its range of accounts and shall transfer or deliver the trade to such account at the risk and expense of Broker to the same extent as for any account introduced by Broker pursuant to the Agreement. Broker understands and agrees that all Prime Brokerage Accounts shall be conducted in accordance with the requirements of the No-Action Letter and any relevant agreement between Broker and a Prime Brokerage Customer, or between Pershing and relevant Prime Broker. Broker further agrees to supply Pershing with such documents, papers and things, which from time to time are reasonably required by Pershing to carry out the intention of this Paragraph. Broker agrees that it shall know its customer, obtain appropriate documentation, including new account form, conduct its own credit check and determine the availability of shares for any short sales. Broker shall maintain facilities to clear any disaffirmed trades.

14.0    OTHER OBLIGATIONS AND RESPONSIBILITIES OF PERSHING

14.1 Use of Third Party Services. Pershing may, at its reasonable option, and consistent with common industry practice, retain one or more independent date processing or other service bureaus to perform functions (including but not necessarily limited to pricing services or proxy mailing services) superfluous assigned to Pershing under this Agreement. If any such service bureau fails to perform an assigned function accurately, in accordance with specifications, or within the customary time periods, Pershing shall cause the service bureau to correct any error in its next regularly scheduled processing operation and to deliver any overdue work as soon as reasonably practicable. Except as stated in this subparagraph, Pershing shall not be responsible for any losses, damages, liability, or expenses claimed by Broker or its customers arising from any such failure beyond the amount of such losses, damages or expense which Pershing is able to recover pursuant to the terms of its agreement with such service bureau.

14.2 Backup Withholding. Broker hereby agrees to take necessary measures to comply with the backup withholding requirements of Section 3406 and the nonresident alien withholding requirements of Section 1441 of the Internal Revenue Code of 1986, as amended, with respect to its customer accounts. Broker agrees to furnish to Pershing in writing or by electronic transmission any tax information in its possession relating to each customer account transferred to Pershing and to each future customer (including the customer's taxpayer identification number and any certifications provided by the customer on IRS Forms W-9, W-8, or 1001 or any authorized substitute) and agrees that Pershing may rely on such information. Pershing agrees to notify Broker of any account not in compliance with such back-up withholding requirements. Broker hereby authorizes Pershing to employ any procedures permitted under applicable law or regulation to achieve compliance with withholding obligations under the federal income tax law, including procedures pertaining to backup withholding on orders to purchase or sell securities which are received from customers by telephone or electronic transmission.
15.0    SERVICES FOR WHICH PERSHING IS NOT RESPONSIBLE

        Unless otherwise expressly agreed in writing, Pershing shall not provide nor be responsible for providing any of the following services:

15.1 Accounting, bookkeeping, record-keeping, cashiering, or other services involving commodity transactions, or any other transactions not involving securities; or any matter not contemplated by the Agreement.

15.2 Preparation of Broker's payroll records, financial statements, or any analysis thereof;

15.3 Preparation or issuance of checks in payment of Broker's expenses; other than expenses incurred by Pershing on behalf of Broker pursuant to this Agreement;

15.4    Payment of commissions to Broker's sales personnel.

16.0    LIABILITY OF PERSHING

16.1 Pershing Indemnification. In addition to any other obligations it may possess under other provisions of this Agreement, Pershing shall indemnify, defend, and hold harmless Broker from and against all claims, demands, proceedings, suits, actions, liabilities, expenses, attorney's fees, and costs in connection therewith arising out of any negligent, dishonest, fraudulent, or criminal act or omission on the part of any of its officers, directors, or employees with respect to the services provided by Pershing under this Agreement including fees and costs incurred in enforcing its right to indemnification. Notwithstanding the foregoing, Pershing shall have no liability to any of Broker's customers for any loss suffered by any customer. Pershing's liability will be only to Broker and then only to the extent expressly set forth in this Agreement.

16.2 Defense of Third Party Claims. If, within 10 days after receiving written notice of any claim, demand, suit, proceeding, or action with respect to which Broker may have any colorable claims to indemnification under this Agreement, Pershing shall fail to institute the defense of Broker in connection with such claim, demand, suit, proceeding, or action, or if thereafter Pershing shall fail diligently to pursue such defense, Broker shall have the right to defend such action or settle such action. The reasonable costs and expenses, including attorney's fees, associated with such defense or settlement shall be borne by Pershing. The exercise of the right to participate in or assume the responsibility for any such defense shall not limit in any way Broker's right to indemnification under this Paragraph.

16.3 Damages. Neither Pershing nor Broker shall be liable for punitive damages which the other party may incur or experience, whether such damages are incurred or experienced as a result of entering into, performing or relying on this Agreement or otherwise, even if such party has been advised of the possibility of such damages.

16.4 Pershing Right to Compete. Nothing in this Agreement shall be deemed to restrict in any way the right of Pershing or any affiliate of Pershing to compete with Broker in any or all aspects of Broker's business.

17.0    LIABILITY OF BROKER

17.1 Broker Indemnification. In addition to any other obligations it may possess under other provisions of this Agreement, Broker shall indemnify, defend, and hold harmless Pershing, and any controlling person of Pershing, from and against all claims, demands, proceedings, suits, and actions and all liabilities, expenses, attorney's fees (including fees and costs incurred in enforcing it's right to indemnification), and costs in connection therewith arising out of one or more of Broker's or any of its employee's negligent, dishonest, fraudulent or criminal act or omission or any of the following:

17.1.1 Failure to Make Payment or Deliver Securities. Failure of Broker or a customer of Broker to make any payment or deliver any securities when due. A check received by Pershing from a customer shall not constitute payment until it has been paid and the proceeds are actually received and finally credited to Pershing (without any subsequent chargeback) by its bank.

17.1.2 Margin Calls. Failure of a customer to meet any initial margin call or any maintenance call, except that Pershing shall be responsible for the portion of any such loss or damage that Broker establishes was directly attributable to Pershing's failure to give notification to the Broker as required in paragraph 7.2 of this Agreement.

17.1.3 Broker's Failure to Perform. Failure of Broker to perform any duty, obligation, or responsibility with respect to customer accounts as set forth in this Agreement. Broker's indemnification obligation under this subparagraph shall not be affected by the participation of Pershing or any person controlling it or controlled by it within the meaning of the Securities Exchange Act of 1934, as amended, in any transaction giving rise to such an obligation, unless such participation constitutes recklessness, fraud, or criminal conduct.

17.1.4 Improper Conduct by Agents. Any negligent, dishonest, fraudulent, or criminal act or omission on the part of any of Broker's officers, directors, employees or agents.

17.1.5 Failure of a Customer to Perform Obligations. Any failure by any of Broker's customers to perform any commitment or obligation with respect to a transaction carried by Pershing under this Agreement, whether or not such failure was under the control of Broker.

17.1.6 Customer Claims and Disputes. Any claim or dispute between Broker and a customer with respect to services provided under this Agreement, including but not limited to any claim or dispute concerning the validity of a customer order in the form the order was transmitted to Pershing by Broker and any claim arising in connection with Pershing's guarantee of any signature of any customer of Broker.

17.1.7 Warranties. Any adverse claim with respect to any security delivered to or cleared by Pershing, including a claim of a defect in title with respect to securities that are alleged to have been forged, counterfeited, raised or otherwise altered, or if they are alleged to have been lost or stolen. The parties agree that Pershing shall be deemed to be an intermediary between Broker and customer and shall be deemed to make no warranties other than as provided in Section 8-306(3) of the Uniform Commercial Code.

17.1.8 Default of Third Party Broker. Any default by a third party broker with whom the Broker deals on a principal or agency basis in a transaction either not executed by Pershing or not cleared by Pershing even if permitted by Pershing as provided herein.

17.1.9 Check Signing. Any negligence, fraud, malfeasance, or error of any employee of Broker with respect to the use of the checksigning authority granted under paragraph 9.1.8 of this Agreement.

17.1.10 Prior Self-Clearing Arrangements. Any guarantee, indemnification, or hold harmless agreement in connection with Broker's business or customers that Pershing may provide to the National Securities Clearing Corporation, the Depository Trust Company, or any other clearing, depository, or self-regulatory organization with respect to transactions self-cleared by Broker prior to transfer of such functions to Pershing.

17.1.11 Breach of Warranty by Broker. Any breach by Broker of any representation or warranty made by it under this Agreement.

17.1.12 Deposit of Checks to Customer Accounts. Any failure to exercise due diligence in reviewing checks received from customers to insure that same are in proper form, or in the issuance of instructions to Pershing regarding the accounts into which checks are to be deposited.

17.1.13 Assets Not Held in Brokerage Account. Any claim asserted against Pershing alleging the inaccuracy of any information appearing on Broker's customer brokerage account statements with respect to assets not held in the brokerage account, regardless of whether such information was provided by Broker, customer or a third-party.

17.2 Defense of Third Party Claims. If, within 10 days after receiving written notice of any claim, demand, suit, proceeding, or action with respect to which Pershing may have any colorable claim to indemnification under ths Agreement, Broker shall fail to institute the defense of Pershing in connection with such claim, demand, suit, proceeding, or action, or if thereafter Broker shall fail diligently to pursue such defense, Pershing shall have the right to defend such action or settle such action. The reasonable costs and expenses, including attorney's fees, associated with such a defense or settlement shall be borne by Broker. The exercise of the right to participate in or assume the responsibility for any such defense shall not limit in any way Pershing's rights to indemnification under this Paragraph.

18.0    FEES AND SETTLEMENTS FOR SECURITIES TRANSACTIONS

18.1 Commissions. Pershing shall charge each of Broker's customers the commission, markup and any other charge or expense that Broker instructs it to charge for each transaction. If instructions are not received with respect to a transaction in the time period required by Pershing to implement those instructions, Pershing shall charge the customer the commission, markup, or other charge or expense prescribed in the basic commission schedule delivered to Pershing by Broker. This basic schedule may be amended from time to time by Broker by written instructions delivered to Pershing. Pershing shall only be required to implement such amendments to the basic schedule to the extent such amendments are within the usual capabilities of Pershing's data processing and operations systems and only within such reasonable time limitations as Pershing may deem necessary to avoid disruption of its normal operating capabilities.

18.2 Responsibility for Pricing. Broker shall establish the commissions, mark-ups and other charges or expenses to be charged to customers in accordance with all applicable laws, rules, and regulations of the SEC, NASD, NYSE, and other regulatory and self-regulatory agencies and organization. Pershing shall exercise no control or influence over the establishment of such commissions, mark-ups or other charges or expenses. This provision shall not affect Pershing's right to charge Broker or Broker's customers reasonable fees for the services provided under this Agreement, including SEC transaction fees, fees for inactive accounts, and other appropriate fees. Broker may instruct Pershing to charge such fees to its customers but remains liable for the payment thereof. Broker shall notify its customers of fees charged to them.

18.3 Settlement. Commissions charged Broker's customers shall be collected by Pershing and credited to Broker, after deducting Pershing's compensation referred to in Subparagraph 18.4 below and any other amount owed to Pershing pursuant to this Agreement. Such commissions shall be remitted to Broker upon request.

18.4 Fees for Clearing Services. As compensation for services provided pursuant to this Agreement, Pershing shall deduct from the commissions, mark-up, mark-down or fees charged Broker's customers the amounts set forth in the fully disclosed pricing schedule attached hereto as Schedule A. The compensation schedule may be changed by from time to time as may be agreed by both parties. Broker shall promptly notify Pershing of any change in the nature or mix of the business engaged in by Broker.

19.0    DEPOSIT ACCOUNT

19.1 Establishment of Deposit Account. To further assure Broker's performance of its obligations under this Agreement, including but not limited to its indemnification obligations under Paragraph 17, Broker shall, on or before the execution of this Agreement, establish an Account at Pershing to be designated as the Broker's Deposit Account (the "Deposit Account"). The Deposit Account shall at all times contains cash, securities, or a combination of both, having a market value of at least the amount set forth in Schedule A. The securities placed in the Deposit Account shall consist only of direct obligations issued by or guaranteed as to principal and interest by the United States Government. In the event of a substantial change in the nature and extent of Broker's business operations, Pershing may require immediately that an additional amount be deposited in the Deposit Account. If such a deposit is not made in the amount specified whether or not Broker agrees that the amount is justified under this subparagraph, Pershing shall have the right to terminate this Agreement forthwith.

19.2 Pershing Right to Offset Commissions and Deposit Account. If (i) Pershing shall have any claim against Broker or a customer of Broker which has not been resolved within five business days after Pershing presents such claim to Broker, or (ii) if Pershing shall suffer any loss or incur any expense for which it is entitled to be indemnified pursuant to this Agreement, and Broker shall fail to make such indemnification within five business days after being requested to do so, Pershing may deduct the amount of such claim, loss, or expense from the commissions to be credited to Broker on the next monthly or other periodic settlement date pursuant to Paragraph 18.3. If the amount of these commissions is less than the amount of such claim, loss, or expense, Pershing may withdraw from the Deposit Account cash or securities (or both) having a market value equal to the amount of such deficiency. Broker shall be obligated to make an immediate deposit in the Deposit Account of cash or securities sufficient to bring the Account back to a value of at least the amount required by Schedule A. Pershing agrees that in the event it is given notice by Broker, that Broker intends to arbitrate the claim presented by Pershing, then Pershing agrees not to reduce commission credits or make withdrawals from the deposit Account until the matter is settled in arbitration in favor of Pershing.

19.3 Termination of Deposit Account. Upon the termination of this Agreement, or as soon thereafter as practical, Pershing shall pay and deliver to Broker the funds and securities in the Deposit Account, less any amounts which it is entitled under the preceding paragraph; provided, however, that Pershing may retain in the Deposit Account such amount for such period as it deems appropriate for its protection from any claim or proceeding of any type, then pending or threatened, until the final determination of such claim or proceeding is made. If a threatened claim or proceeding is not resolved or if a legal action or proceeding is not instituted within a reasonable time after the termination of this Agreement, any amount retained with respect to such claim, proceeding, or action shall be paid or delivered to Broker.

20.0    COMMUNICATION WITH CUSTOMERS

20.1 Notice to Customers. Pershing shall, upon the opening of an Account pursuant to paragraph 5 of this Agreement, mail to each customer a copy of the Notice to Customers required by NYSE Rule 382(c).

20.2 Customer Inquiries and Complaints. Broker and Pershing each agree to forward to the other any written complaint received from a customer regarding a function the other has agreed to perform pursuant to this Agreement.

20.3 Restriction on Advertising. Neither Pershing nor Broker shall utilize the name of the other in any way without the other's prior written consent nor shall either party employ the other's name in such a manner as to create the impression that the relationship between them is anything other than that of clearing broker and introducing broker. Broker shall not hold itself out as an agent of Pershing or as a subsidiary or company controlled or indirectly by or affiliated with Pershing.

21.0    TERMINATION OF AGREEMENT

        This Agreement shall continue until terminated as hereinafter provided:

21.1 Termination Upon 90-Day Notice. This Agreement may be terminated by either party without cause upon ninety days prior written notice delivered in person or by registered or certified mail. If either party terminates the Agreement pursuant to this subparagraph, Pershing shall have the right to impose reasonable limitations upon Broker's activities during the period between the giving of notice and the transfer of Broker's accounts.

21.2 Change in Compensation Schedule. If, pursuant to paragraph 18.4 of this Agreement, Pershing shall make any unilateral change in the compensation schedule described in that subparagraph, and that change causes the increase in Pershing's compensation to exceed 10 percent during any calendar year, Broker may, upon 15 days prior written notice to Pershing, terminate this Agreement on the effective date of such unilateral change.

21.3 Default. If either party defaults in the performance of its obligations under this Agreement, or otherwise violates the provisions of this Agreement, the nondefaulting party may terminate this Agreement by delivering written notice to the defaulting party (i) specifying the nature of the default and (ii) notifying the defaulting party that unless the default is cured within a period of ten days from receipt of the notice, this Agreement will be terminated without further proceedings by the nondefaulting party.

21.4 Disability. This Agreement may be terminated by Pershing or Broker immediately in the event that the other party is enjoined, disabled, suspended, prohibited or otherwise becomes unable to engage in the securities business or any part of it by operation of law or as a result of any administrative or judicial proceeding or action by the SEC, any state securities law administrator, or any regulatory or self-regulatory organization having jurisdiction over such party.

21.5 Conversion of Accounts. In the event that this Agreement is terminated for any reason, Broker shall arrange for the conversion of Broker's and its customer accounts to another clearing broker or to Broker if it becomes self-clearing. Broker shall give Pershing notice (the "Conversion Notice") of (i) the name of the broker that will assume responsibility for clearing services for Customers and Broker, (ii) the date on which such broker will commence providing such services, (iii) Broker's undertaking, in form and substance satisfactory to Pershing, that Broker's agreement with such broker provides that such broker will accept on conversion all Broker and customers accounts then maintained by Pershing, and (iv) the name of an individual or individuals within new clearing broker's organization whom Pershing may contact to coordinate the conversion. Pershing agrees to make such contacts and to cooperate and take whatever action is necessary to transfer accounts and account balances to Broker's new clearing Broker. The Conversion Notice shall accompany Broker's notice of termination given pursuant to this paragraph. If Broker fails to give Conversion Notice to Pershing, Pershing may give Broker's customers such notice as Pershing deems appropriate of the termination of this Agreement and may make such arrangements as Pershing deems appropriate for transfer or delivery of customer and Broker accounts. The expense of providing such notice and making such arrangements shall be charged to Broker.

21.6 Survival. Termination of this Agreement in any manner shall not release Broker or Pershing from any liability or responsibility to the other with respect to transactions effected prior to the effective date of such termination, whether or not claims relating to such transactions shall have been made before or after such termination.

21.7 Termination Fee. If Broker terminates this Agreement pursuant to subparagraph 21.1 or 21.2 above, or Pershing or successor terminates this Agreement pursuant to subparagraph 21.3 or 21.4 above within the period from the date specified in paragraph 2.0 to the date specified in Schedule A, Broker shall pay to Pershing a termination fee equal to the amounts shown on the table in Schedule A, for the first three (3) years or in the fourth or later years reasonable expenses incurred by Pershing (A) in establishing systems, procedures, and capacity for servicing Broker and its customers, and (B) in discontinuing the clearing arrangement, not to exceed $10,000. Broker shall pay Pershing the amount of such fee within ten days after receipt of Pershing's statement setting forth in reasonable detail the expenses incurred by Pershing.

22.0    CONFIDENTIAL NATURE OF DOCUMENTS AND OTHER INFORMATION

        Neither Pershing nor Broker shall disclose the terms of this Agreement or information obtained as a result thereof to any outside party except to regulatory or self-regulatory organizations with appropriate jurisdiction, pursuant to judicial process or to authorized employees of the other on a need-to-know basis. Any other publication or disclosure of the terms of this Agreement may be made only with the prior written consent of the other party. Broker and Pershing shall each maintain the confidentiality of documents and information received from the other party pursuant to this Agreement. Pershing and Broker each agree that any information regarding the identity of the other's customers shall be kept confidential and not used by the other except as required in connection with obligations under this agreement.

        Broker acknowledges that the services Pershing provides hereunder involve Broker access to proprietary technology, trading and other systems, and that techniques, algorithms and processes contained in such systems constitute trade secrets and shall be safeguarded by Broker, and the Broker shall exercise reasonable care to protect Pershing's interest in such trade secrets. Broker agrees to make the proprietary nature of such systems known to those of its consultants, staff, agents or clients who may reasonably be expected to come into contact with such systems. Broker agrees that any breach of this confidentiality provision may result in its being liable for damages as provided by law.

23.0	ACTION AGAINST CUSTOMERS BY PERSHING

         In the event that Broker is unable or unwilling to prosecute a claim, Pershing may, in its sole discretion and at its own expense, upon written notice to Broker institute and prosecute in its name any action or proceeding against any of Broker's customers in relation to any controversy or claim arising out of Pershing's transactions with Broker or with Broker's customers. Nothing contained in this Agreement shall be deemed either (a) to require Pershing to institute or prosecute such an action or proceeding; or (b) to impair or prejudice its right to do so, should it so elect, nor shall the institution or prosecution of any such action or proceeding relieve Broker of any liability or responsibility which Broker would otherwise have had under this Agreement. Broker shall assign to Pershing its rights against its customers to the extent requested by Pershing and necessary to effectuate the provisions of this Paragraph except as provided in paragraph 19.2 of this Agreement, in return for Broker assigning its right against customers. Pershing agrees to waive any right to indemnification from Broker in connection with the controversy or claim and agrees to indemnify Broker for any and all expenses and damages it may incur in connection with a controversy or claim.

24.0    NOTICES

        Any notice of request required or permitted to be given under this Agreement shall be sufficient if it is in writing and sent by hand or certified mail, return receipt requested, to the parties at the following address:

Broker:     B.C. Ziegler and Company
            215 North Main Street
            West Bend, WI 53095

Attn:  Dennis A. Wallestad
            cc: S.C. O'Meara

Pershing:   Pershing Division
            Donaldson, Lufkin & Jenrette Securities Corporation
            1515 W. 22nd Street, Suite 1000
            Oak Brook, IL 60523
            Attn: Barry R. Rundle
            cc: Legal and Compliance Department

25.0    ARBITRATION

25.1 Arbitration Requirement. Any dispute between Broker and Pershing that cannot be settled shall be taken to arbitration as set forth in paragraph 25.3 below.

25.2    ARBITRATION DISCLOSURE

ARBITRATION IS FINAL AND BINDING ON THE PARTIES.

THE PARTIES ARE WAIVING THEIR RIGHT TO SEEK REMEDIES IN COURT, INCLUDING THE RIGHT TO JURY TRIAL.

PRE-ARBITRATION DISCOVERY IS GENERALLY MORE LIMITED THAN AND DIFFERENT FROM COURT PROCEEDINGS.

THE ARBITRATORS' AWARD IS NOT REQUIRED TO INCLUDE FACTUAL FINDINGS OR LEGAL REASONING AND ANY PARTY'S RIGHT TO APPEAL OR TO SEEK MODIFICATION OF RULINGS BY THE ARBITRATORS IS STRICTLY LIMITED.

THE PANEL OF ARBITRATORS WILL TYPICALLY INCLUDE A MINORITY OF ARBITRATORS WHO WERE OR ARE AFFILIATED WITH THE SECURITIES INDUSTRY.

25.3    ARBITRATION AGREEMENT

ANY CONTROVERSY BETWEEN US ARISING OUT OF YOUR BUSINESS OR THIS AGREEMENT SHALL BE SUBMITTED TO ARBITRATION CONDUCTED BEFORE THE NEW YORK STOCK EXCHANGE, INC., OR THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC., AND IN ACCORDANCE WITH THE RULES OBTAINING OF THE SELECTED ORGANIZATION AND SHALL BE CONDUCTED AS A BROKER TO BROKER OR MEMBER VS MEMBER DISPUTE. ARBITRATION MUST BE COMMENCED BY SERVICE UPON THE OTHER PARTY OF A WRITTEN DEMAND FOR ARBITRATION OR A WRITTEN NOTICE OF INTENTION TO ARBITRATE THEREIN ELECTING THE ARBITRATION TRIBUNAL.

NO PERSONAL SHALL BRING A PUTATIVE OR CERTIFIED CLASS ACTION TO ARBITRATION, NOR SEEK TO ENFORCE ANY PRE-DISPUTE ARBITRATION AGREEMENT AGAINST ANY PERSON WHO HAS INITIATED IN COURT A PUTATIVE CLASS ACTION AND WHO IS A MEMBER OF A PUTATIVE CLASS AND WHO HAS NOT OPTED OUT OF THE CLASS WITH RESPECT TO ANY CLAIMS ENCOMPASSED BY THE PUTATIVE CLASS ACTION UNTIL:
(i) THE CLASS CERTIFICATION IS DENIED; (ii) THE CLASS IS DECERTIFIED; OR
(iii) THE CUSTOMER IS EXCLUDED FROM THE CLASS BY THE COURT, SUCH FORBEARANCE TO ENFORCE AN AGREEMENT TO ARBITRATE SHALL NOT CONSTITUTE A WAIVER OF ANY RIGHTS UNDER THIS AGREEMENT EXCEPT TO THE EXTENT STATED HEREIN.

26.0    GENERAL PROVISIONS

26.1 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the respective successors and assigns of Broker and Pershing. No assignment of this Agreement by Broker shall be effective unless Pershing's written consent shall be first obtained.

26.2 Severability. If any provision or condition of this Agreement shall be held to be invalid or unenforceable, the validity or enforceability of the remaining provisions and conditions shall not be affected thereby.

26.3 Counterparts. This Agreement may be executed in one or more counterparts, all of which taken together shall constitute a single agreement.

26.4 Entire Agreement/Amendments. This Agreement and in the letter attached as Letter Of Understanding represents the entire agreement between the parties with respect to the subject matter contained herein. This Agreement may not be changed orally, but only by an agreement in writing signed by the parties.

26.5 Captions. Captions herein are for convenience only and are not of substantive effect.

26.6 Applicable Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without giving effect to the conflicts of laws principles thereof.

26.7 Citations. Any reference to the rules or regulations of the SEC, the NYSE or any other regulatory or self-regulatory organization are current citations. Any changes in the citations (whether or not there are any changes in the text of such rules or regulations) shall be automatically incorporated herein.

26.8 Construction of Agreement. Neither this Agreement nor the performance of the services hereunder shall be considered to create a joint venture or partnership between Pershing and Broker or between Broker and other brokers for whom Pershing may perform the same or similar service.

26.9 Third Parties. This Agreement is between the parties hereto and is not intended to confer any benefits on third parties, including, but not limited to, customers of Broker.

26.10 Non-Exclusivity of Remedies. The enumeration herein of specific remedies shall not be exclusive of any other remedies. Any delay or failure by a party to this Agreement to exercise any right, power, remedy or privilege herein contained, or now or hereafter existing under any applicable statute or law, shall not be construed to be a waiver of such right, power, remedy, or privilege. No single, partial, or other exercise of any such right, power, remedy, or privilege shall preclude the further exercise thereof or the exercise of any other right, power, remedy or privilege.

26.11 SEC Release 34-31511 Provision. Pursuant to the interpretation of Introducing Accounts on a Fully Disclosed Basis contained in SEC Release 34-31511, it is hereby agreed between Broker and Pershing that, insofar as the "financial responsibility rules" of the SEC and Securities Investor Protection Act only are applicable, the accounts Broker introduces to Pershing on a fully disclosed basis shall be considered to be accounts of Pershing and not Broker's accounts. Nothing in this paragraph will otherwise change or affect the provisions of this Agreement which provide that the customer account remains Broker's customer account for all other purposes, including but not limited to, supervision, suitability and indemnification.

        IN WITNESS WHEREOF the parties have hereto affixed their hands and seals by their duly authorized officers on the day and date first above written.

        This Agreement contains a pre-dispute arbitration clause in paragraph 25 on pages 16 and 17. Broker acknowledges receiving a copy of this Agreement.

            BROKER:

            By:     /s/ Dennis Wallestad
            Title:  CFO

            PERSHING DIVISION
            DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION

            By:     /s/ Barry R. Rundle
                    Barry Rundle
            Title:  Senior Vice President