Form 10-Q
period 2000-06-30
ZIEGLER COMPANIES INC
filed 2000-08-14
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q
                            _______________________

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2000
                                      OR
              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____

                        Commission file number 1-10854

                          THE ZIEGLER COMPANIES, INC.
            (Exact name of registrant as specified in its charter)
                 Wisconsin                           39-1148883
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)
215 North Main Street, West Bend, Wisconsin  53095
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (262) 334-5521
                           _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )     No  (   )

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at July 1, 2000 was 2,424,183 shares.

                                   PART I
                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      June 30,   December 31,
                                                       2000          1999
(Dollars in thousands)                              (Unaudited)
ASSETS
  Cash                                               $  3,149      $  5,378
  Short-term investments                                3,339        11,865
    Total cash and cash equivalents                     6,488        17,243
  Securities inventory                                 23,465        82,791
  Securities purchased under agreements to resell       4,382         4,365
  Accounts receivable                                   5,090         6,069
  Accrued income taxes receivable                       3,816         2,454
  Investment in and receivables from affiliates           692         1,538
  Notes receivable                                     23,958         4,548
  Other investments                                    26,236        26,931
  Land, buildings and equipment, at cost,
    net of reserves for depreciation of
    $13,227 and $12,100, respectively                   7,776         8,609
  Deferred income tax benefit                           2,904         3,158
  Goodwill                                              9,776        10,141
  Other assets                                          2,752         2,775

    Total assets                                     $117,335      $170,622

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  4,855      $  6,160
  Securities sold under agreements to repurchase       27,981        28,959
  Payable to broker-dealers and clearing
    organizations                                       7,090        60,742
  Accounts payable                                      2,086         2,288
  Securities sold, not yet purchased                    4,380         4,364
  Notes payable                                        12,800             -
  Bonds payable                                         4,035         4,223
  Other liabilities and deferred items                  7,617        14,590
    Total liabilities                                  70,844       121,326
Commitments
Stockholders' equity
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,245         6,221
  Retained earnings                                    54,451        57,110
  Treasury stock, at cost, 1,120,
    and 1,113 shares, respectively                    (17,674)      (17,469)
  Unearned compensation                                   (75)         (110)
    Total stockholders' equity                         46,491        49,296

    Total liabilities and stockholders' equity       $117,335      $170,622

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                   June 30,       June 30,
                                                     2000           1999
(Dollars in thousands except per share data)
Revenues:
  Investment banking income                        $ 5,583         $ 7,707
  Commission income                                  5,169           6,196
  Investment management and advisory fees            7,564           6,641
  Interest and dividends                             1,468           1,775
  Other                                                598           1,232
    Total revenues                                  20,382          23,551

Expenses:
  Employee compensation and benefits                10,149          11,286
  Investment manager and other fees                  3,070           2,621
  Commissions and clearing fees                      1,101           1,738
  Communications                                       835             992
  Occupancy and equipment                            2,358           2,299
  Promotional                                        1,247           1,179
  Professional and regulatory                          742             559
  Interest                                             927             948
  Goodwill                                             182             235
  Other operating expenses                             548             814
    Total expenses                                  21,159          22,671

Income (loss) from continuing operations
  before income taxes                                 (777)            880
Income (benefit)from income taxes                     (265)            369
    Income (loss) from continuing operations          (512)            511

Discontinued operations:
  Income from operations of discontinued
    environmental services subsidiary
    (less applicable income taxes of $83)                -             129

Net income (loss)                                  $  (512)        $   640

Per share data:
  Continuing operations                            $ (0.21)        $  0.21
  Discontinued operations                                -            0.05
Basic and Diluted income (loss) per share          $ (0.21)        $  0.26

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                  For the Six Months Ended
                                                   June 30,       June 30,
                                                     2000           1999
(Dollars in thousands except per share data)
Revenues:
  Investment banking income                        $ 8,104         $14,363
  Commission income                                 11,302          12,281
  Investment management and advisory fees           14,842          13,120
  Interest and dividends                             3,241           3,334
  Other                                              2,746           1,815
    Total revenues                                  40,235          44,913

Expenses:
  Employee compensation and benefits                21,540          22,276
  Investment manager and other fees                  5,999           5,428
  Commissions and clearing fees                      2,449           3,318
  Communications                                     1,683           1,851
  Occupancy and equipment                            4,740           4,528
  Promotional                                        2,186           1,998
  Professional and regulatory                        1,308           1,031
  Interest                                           2,123           2,078
  Goodwill                                             365             470
  Other operating expenses                           1,143           1,593
    Total expenses                                  43,536          44,571

Income (loss) from continuing operations
  before income taxes                               (3,301)            342
Income (benefit) from income taxes                  (1,272)            238
    Income (loss) from continuing operations        (2,029)            104

Discontinued operations:
  Income from operations of discontinued
    environmental services subsidiary
    (less applicable income taxes of $85)                -             130

Net income (loss)                                  $(2,029)        $   234

Per share data:
  Continuing operations                             $(0.85)        $  0.04
  Discontinued operations                                -            0.05
Basic and Diluted income (loss) per share           $(0.85)        $  0.09

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                        2000          1999
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $(2,029)      $   234
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                     1,611         1,601
      Unrealized loss on securities inventory             125           235
      Compensation expense related to restricted
        stock grants                                       34            60
      Deferred income taxes                               254           (29)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                             979          (677)
          Accrued income tax receivable                (1,363)         (269)
          Securities inventory, net                    59,219        73,152
          Securities purchased under agreements
            to resell                                     (49)          338
          Other assets                                   (229)           16
        Increase (decrease) in:
          Payable to customers and broker-dealers     (53,652)      (63,970)
          Accounts payable                               (201)         (443)
          Securities sold under agreements to
            repurchase                                   (978)       (1,244)
          Other liabilities                            (6,934)       (7,374)
        Discontinued operations - noncash charges
          and working capital changes                       -           246

    Net cash provided by (used in) operating
      activities                                       (3,213)        1,876

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of land and equipment                            702            74
    Decrease in investment in affiliate                 1,000             -
    Payments received on notes receivable                 257           794
    Sales/paydowns on other investments                   695         1,355
  Payments for:
    Capital expenditures                               (1,023)         (949)
    Increase in notes receivable                      (19,630)            -

    Net cash provided by (used in) investing
      activities                                      (17,999)        1,274

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                        2000         1999
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable              $11,607       $47,338
    Exercise of employee stock options                    331           105
  Payments for:
    Principal payments on short-term notes
      payable                                         (12,951)      (49,099)
    Repayment of bonds payable                           (188)         (670)
    Purchase of treasury stock                           (512)         (366)
    Cash dividends                                       (630)         (642)
  Net borrowing (repayments) under credit
    facilities                                         12,800        (1,513)

    Net cash provided by (used in)
      financing activities                             10,457        (4,847)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (10,755)       (1,697)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       17,243        16,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,488       $14,576


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                   $ 1,926       $ 2,470
    Income taxes paid (received) during the
      period                                          $  (163)      $   345

       The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                June 30, 2000

Note A - Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the"Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B - Commitments and Contingent Liabilities
     In the normal course of business, B.C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had outstanding commitments of $1,314 at June 30, 2000.

Note C - Net Capital Requirements and Customer Reserve Accounts
     As registered broker-dealers, BCZ and Portfolio Brokerage Services, Inc.
(PBS), a subsidiary of PMC International, Inc., are subject to the requirements of rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The net capital rule requires a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data as of June 30, 2000, is as follows:
                                              BCZ          PBS
     Aggregate indebtedness                 $89,138       $205
     Net capital                            $ 6,287       $669
     Ratio of aggregate indebtedness
       to net capital                       .82 to 1    .31 to 1
     Required net capital                     $430        $100

     Registered broker-dealers that carry customer accounts are subject to Securities and Exchange Commission rule 15c3-3. BCZ maintained a separate bank account for the exclusive benefit of customers. The amount maintained in that account was determined by periodic computations required under that rule, which allows the Company to maintain the computed amounts in cash or other qualified securities. As of June 30, 2000 there was approximately $1,040 in the customer reserve account. As of July 1, 2000, BCZ received regulatory approval to discontinue its customer reserve account and related calculations. BCZ clears all securities purchase and sale transactions through a clearing agent on a fully disclosed basis and no longer carries customer accounts. PBS executes transactions and promptly transmits all customer cash and securities on a delivery versus payment basis through the customer's custodian bank and is, therefore, not subject to rule 15c3-3.

Note D - Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                   June 30,       June 30,
                                                     2000           1999
     Revenues -
       Interest                                      $623           $670
       Gain on sale/redemption of
         mortgage certificates                          8             91
           Total revenues                            $631           $761

     Expenses -
       Interest                                       570            623
       Amortization of bond issuance costs             14            102
       Management fee                                  31             14
       Other                                           16             22
           Total expenses                             631            761

     Net income                                      $  -           $  -

                                                  For the Six Months Ended
                                                   June 30,       June 30,
                                                     2000           1999
     Revenues -
       Interest                                    $1,258         $1,409
       Gain on sale/redemption of
         mortgage certificates                         14            124
           Total revenues                          $1,272         $1,533

     Expenses -
       Interest                                     1,144          1,295
       Amortization of bond issuance costs             28            147
       Management fee                                  69             39
       Other                                           31             52
           Total expenses                           1,272          1,533

     Net income                                    $    -         $    -

Note E - Securities Inventory
     Securities inventory consisted of the following:
                                                     June 30,  December 31,
                                                       2000        1999
     Municipal bond issues                           $18,046      $71,651
     Collateralized mortgage obligations               4,152        4,246
     Corporate bond issues                                 -          553
     Institutional bond issues                           802        2,418
     Preferred stock                                     233        3,328
     Other securities                                    232          595

                                                     $23,465      $82,791

Note F - Securities Sold, Not Yet Purchased
     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                     June 30,   December 31,
                                                       2000         1999

     U.S. Treasury Note                               $4,380       $4,364

Note G - Payable to Broker-Dealers and Clearing Organizations
     BCZ clears its proprietary and customer transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the clearing agent of approximately $7,081 at June 30, 2000 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $19,342 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements for securities inventory.

Note H - Notes Payable to Banks
     The Company has various unsecured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases, purchases of large blocks of securities, or to fund FHA loan activity. The Company had $12,800 in short-term borrowings outstanding at June 30, 2000. Such short-term borrowings are generally repaid within 30 days.

Note I - Stock-Based Compensation Plans
     On April 18, 2000, the Board of Directors regranted options under the 1989 Employees' Stock Purchase Plan (the "1989 Plan"). A total of 108,060 options are available for exercise by employees under the 1989 Plan. The options are exercisable through April 17, 2002, at a price of 85% of the market value on the date of exercise. A total of 2,600 of the options have been exercised through June 30, 2000 at an average price of $16.02 per share.

Note J - Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the following periods (shares in thousands):

                                                   For the Three Months Ended
                                                        June 30,   June 30,
                                                          2000       1999

     Income (loss) from continuing operations             $(512)     $511

     Basic
     Weighted average shares outstanding                  2,393     2,428

     Basic earnings (loss) per share                      $(.21)     $.21
     Diluted
     Weighted average shares outstanding-
       Basic                                              2,393     2,428
     Effect of dilutive securities:
       Restricted stock                                       -        23
       Employee stock purchase plan                           -         -
       Stock options                                          -         6

     Weighted average shares outstanding-
       Diluted                                            2,393     2,457

     Diluted earnings (loss) per share                    $(.21)     $.21

     The diluted share base for the three month period ended June 30, 2000 excludes incremental shares related to restricted stock, the employee stock purchase plan, and options totaling 34 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the three month period ended June 30, 2000.

                                                     For the Six Months Ended
                                                        June 30,   June 30,
                                                          2000       1999

     Income (loss) from continuing operations           $(2,029)     $103

     Basic
     Weighted average shares outstanding                  2,397     2,430

     Basic earnings (loss) per share                      $(.85)     $.04
     Diluted
     Weighted average shares outstanding-
       Basic                                              2,397     2,430
     Effect of dilutive securities:
       Restricted stock                                       -        21
       Employee stock purchase plan                           -         -
       Stock options                                          -         8

     Weighted average shares outstanding-
       Diluted                                            2,397     2,459

     Diluted earnings (loss) per share                    $(.85)     $.04

     The diluted share base for the six month period ended June 30, 2000 excludes incremental shares related to restricted stock, the employee stock purchase plan, and options totaling 28 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the six month period ended June 30, 2000.

Note K - Operating Segments
    The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets (formerly called Investment Banking/Capital Markets), Investment Services and Other. Operating segment results include all direct revenues and expenses of the operating units in each operating segment. Allocations of indirect corporate administrative expenses are also included and are based on specific methodologies which consider the size of the operation and the extent of administrative services provided. Prior year results are restated to incorporate the allocation methodologies.
     The Capital Markets Group consists of the Company's healthcare and senior living finance groups, church and school finance group, and fixed-income institutional sales and trading groups. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through retail distribution channels and in the Capital Markets Group when sold through institutional distribution channels.
     The Investment Services Group consists of three operating components. The asset management operation manages investor assets in separate accounts and mutual funds. The wealth management operation provides financial products and retail brokerage services primarily to retail investors. The portfolio consulting (formerly called managed money) operation provides services as an intermediary in matching investors with appropriate money managers and provides account and performance reporting services.
     Other principally consists of the Company's corporate investment and debt management activities and the unallocated corporate administrative expenses.
     Operating segment financial information is as follows:

                                                  Three Months Ended June 30,
                                                       2000         1999
     Revenues
       Capital Markets Group                         $ 4,899       $ 8,024
       Investment Services Group                      14,134        12,718
       Other                                           1,349         1,126
                                                      20,382        21,868
       Ziegler Thrift Trading, Inc.                        -         1,683

                                                     $20,382       $23,551

     Net Income (Loss) Before Taxes:
       Capital Markets Group                         $   151       $   779
       Investment Services Group                        (746)         (920)
       Other                                            (182)          653
                                                        (777)          512
       Ziegler Thrift Trading, Inc.                        -           368

                                                     $  (777)      $   880

                                                    Six Months Ended June 30,
                                                       2000         1999
     Revenues
       Capital Markets Group                         $ 7,520       $14,537
       Investment Services Group                      28,328        25,072
       Other                                           4,387         2,179
                                                      40,235        41,788
       Ziegler Thrift Trading, Inc.                        -         3,125

                                                     $40,235       $44,913

     Net Income (Loss) Before Taxes:
       Capital Markets Group                         $(3,358)      $   559
       Investment Services Group                      (1,188)       (1,506)
       Other                                           1,245           661
                                                      (3,301)         (286)
       Ziegler Thrift Trading, Inc.                        -           628

                                                     $(3,301)      $   342

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

                    MANAGEMENT'S DISCSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is engaged in financial service activities. These financial service activities are conducted through three operating segments. These operating segments are the Capital Markets Group, Investment Services Group and Other.
     Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare facilities, FHA housing, religious institutions, and private schools and provides fixed income institutional sales and trading and financial advisory services. The Investment Services Group consists of three primary operating components: asset management, wealth management, and portfolio consulting. The asset management operation manages investor assets in separate accounts, institutional accounts, and mutual funds. The wealth management operation provides financial products and services primarily to retail investors. The portfolio consulting operation provides services as an intermediary in matching investors with money managers and provides performance reporting and other administrative services. Other operating activities are primarily the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in B.C. Ziegler and Company ("BCZ"). Certain corporate administrative costs are allocated to the Capital Markets and Investment Services Groups using various allocation methodologies which consider the size of the operation and the extent of administrative services provided.
     Ziegler Thrift Trading, Inc. ("ZTT") was sold in October, 1999.
Although not a separate segment and, therefore, not a discontinued operation under generally accepted accounting principles, financial results are separately identified in the operating segment information for comparability purposes. WRR Environmental Services, Inc., which was the hazardous waste management operation of the Company, was sold in December, 1999, and is considered a discontinued operation and not a part of the operating segment financial information presented.
     The Company's operating results are sensitive to various factors.
During the last half of 1999 and into 2000, the general level of interest rates has increased. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for many issuers. This circumstance caused fewer underwritings in the first six months of 2000 than in 1999.
     Despite the first quarter rise in interest rates, the favorable returns in the overall equity markets had caused investors to turn from fixed income investment vehicles to equity investment vehicles. This flow of funds caused a higher level of liquidations in tax-exempt mutual funds, which in turn reduced the ability of these mutual funds to purchase new issue municipal securities. Subsequent corrections in the equity markets, especially in technology stocks, has caused investors to begin to reconsider their investment alternatives. Consequently, the outflow of funds from tax-exempt mutual funds has slowed.
     The Company has increased assets under management in the equity mutual funds that it manages. The increase has been primarily in the PSE Tech 100 Index Portfolio. The increases were strongest in the first quarter of the year. The increase in assets slowed in the second quarter as the result of the factors noted above. These increases more than offset any decreases in assets under management associated with decreases in market value.
     The rise in interest rates also increases the cost of financing inventory. Since much of the Company's inventory is in the form of fixed rate debt instruments, the cost of financing increases without a corresponding increase in interest income. Further, the inventory being held may lose value as the result of general interest rate increases and may have to be sold at or below cost. The Company marks its inventory to market to reflect these circumstances.
                  Results of Operations - Three months ended
                    June 30, 2000 Compared to June 30, 1999
                             (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:
                                                                    Increase/
For the three months ended June 30,               2000      1999   (Decrease)
     Revenues
       Capital Markets Group                    $ 4,899   $ 8,024   $(3,125)

       Investment Services Group
         Asset Management                         2,211     1,563       648
         Wealth Management                        6,094     5,788       306
         Portfolio Consulting                     5,829     5,367       462
           Total                                 14,134    12,718     1,416

       Other                                      1,349     1,126       223
                                                 20,382    21,868    (1,486)
       ZTT                                            -     1,683    (1,683)

                                                $20,382   $23,551   $(3,169)

     Net Income (Loss) Before Taxes
       Capital Markets Group                    $   151   $   779   $  (628)

       Investment Services Group
         Asset Management                           193        (5)      198
         Wealth Management                         (247)     (798)      551
         Portfolio Consulting                      (692)     (117)     (575)
           Total                                   (746)     (920)      174

       Other Activities                            (182)      653      (835)
                                                   (777)      512    (1,289)
       ZTT                                            -       368      (368)

                                                $  (777)  $   880   $(1,657)

Capital Markets Group
     Total revenues for this segment decreased $3,125 from $8,024 in 1999 to $4,899 in 2000. A significantly reduced level of underwriting activity due to the economic circumstances discussed previously is the primary reason for the decrease. A total of six managed municipal underwriting transactions totaling $160 million were completed in 2000 compared to 14 managed transactions totaling $352 million for the same period in 1999. Taxable church and school underwriting activity also decreased. A total of five transactions for $9 million were completed in 2000 compared to seven transactions for $26 million in 1999. The resulting revenues from underwriting decreased $2,103 between the quarters. Other income decreased $390 due to decreased mortgage origination activity and commissions decreased $223 primarily due to the closing of the Company's institutional equity sales and research department in April, 2000. The balance of the decrease was primarily due to lower interest revenue as the result of lower levels of inventory.
     Total expenses of this segment decreased $2,497 from $7,246 in 1999 to $4,749 in 2000. A decrease of $1,943 in compensation expense between quarters is primarily related to decreased incentive compensation as the result of decreased underwriting volumes. The closing of the institutional equity sales and research department decreased expenses other than compensation by $290. The balance of the decreases are spread among several categories of expense.
     The lower underwriting activity is the primary reason for the resulting earnings before taxes of $151 for this segment in 2000 compared to $779 in 1999. The preferred stock trading and institutional equity sales activities in this segment were discontinued in 2000. These activities incurred losses of $12 in 2000 and $304, respectively, in 1999. These activities were not considered to be part of the Company's core business strategy.

Investment Services Group
     This segment is composed of three operating components whose purpose is to serve investors. These operating segments are asset management, wealth management, and portfolio consulting. The combined results for this segment resulted in revenues and net losses of $14,134 and $746 in 2000 compared to $12,718 and $920 in 1999, respectively. Improvements in the asset and wealth management operations were offset by increased losses in the portfolio consulting operation.

Asset Management-
     Total revenues of this operating component were $2,211 in 2000 compared to $1,563 in 1999, an increase of $648 or 41%. Investment management fees increased $590 as the result of increases in assets under management. Assets under management were $2.1 billion dollars at June 30, 2000 compared to $1.6 billion at June 30, 1999. Increases were primarily in the equity mutual fund portfolios, specifically the equity index funds. The balance of the increase was primarily due to increased distributor commissions on mutual funds.
     Total expenses of the asset management operations increased $450 to $2,018 in 2000 from $1,568 in 1999. The increase is primarily related to increased employee compensation and benefits of $395. These compensation increases are primarily related to commissions paid for distributor sales of mutual funds and the addition of sales personnel. Increases in other categories of expense were not individually significant.
     The net income before taxes of the asset management operation was $193 in 2000 compared to a loss of $5 in 1999 an increase of $198. The success of this operation is sensitive to sales activity and market conditions. The recent volatility in the equity markets has not caused a significant decline in total assets nor have there been any significant redemptions net of sales.

Wealth Management-
     Total revenues for this operating component were $6,094 in 2000 compared to $5,788 in 1999, an increase of $306. Commission income increased $256 primarily as the result of full service retail brokerage sales activities related to mutual funds and equity sales. Sales credits on the Company's underwritten products decreased $288 as the result of the decrease in underwriting activity. The decrease in underwriting income was offset by profits on secondary market transactions which occurred as the result of the lack of underwritten product.
     Total expenses decreased $246 to $6,341 in 2000 from $6,587 in 1999. Compensation and benefits increased $260 due to increases in commissions paid to brokers on higher sales volumes. The increase was more than offset by a decrease in brokerage commissions of $460. The decreased brokerage commissions are due to a reduction in independent contractor sales activities. The total loss, which includes administrative cost allocations, was $247 in 2000 compared to $798 in 1999. Administrative cost allocations approximated $1,100 in each year. Before such allocations and considering only specifically related expenses, the wealth management operation had net income before taxes of $860 in 2000 compared to $307 in 1999.

Portfolio Consulting-
     Total revenues of this operating component were $5,829 in 2000 compared to $5,367 in 1999 an increase of $462. Increases in advisory fees and commissions were $231 and $322, respectively, and were partially offset by decreases in interest income and in other income. Administrative and performance reporting services are being provided for a total of $5.6 billion of assets at June 30, 2000 compared to $4.1 billion of assets at June 30, 1999. Despite the increase in assets, the mix of services provided and the related fees as well as pricing pressure associated with those services causes the disproportionately small increase in revenues relative to assets.
     Total expenses of the portfolio consulting operation were $6,521 in 2000 compared to $5,484 in 1999, an increase of $1,037. Investment manager and related account fees increased $448. Commissions and clearing fees increased $268 as the result of outside broker commissions paid and clearing fees incurred on new account transaction volume. Employee compensation and benefits increased $176 as the result of increased staffing requirements and costs associated with staff turnover. The resulting net loss in 2000 was $692 compared to $117 in 1999. The competition for services in the industry has created additional pressure on margins. This operating component is focusing on methods to contain costs and increase operating efficiencies.

Other
      Total revenues for this segment were $1,349 in 2000 compared to $1,126 in 1999, an increase of $223. The only significant source of revenues is interest income related to investments, primarily collateralized mortgage obligations ("CMOs") held by the Parent. Interest income on the CMOs approximated $600 dollars in both quarters. The balance of the revenue is primarily interest income from other Company investments and notes.
    Total expenses after allocations to the other operating segments were $1,530 in 2000 compared to $471 in 1999. Interest expense was incurred of $456 in 2000 and $408 in 1999 to finance the CMOs noted above. The balance of the differences is related to expenses not allocated to the operating components. In 2000, the increased expenses are primarily related to additional expenses associated with management and business transition activities. Payments were made for the purpose of attracting qualified managers to join the Company, as severance to other managers, and for special projects performed by consultants in the strategic planning and evaluation of the Company. Given the specialized nature of the expenses, they were not allocated to the operating components of the Company.
     Total net loss before taxes was $182 in 2000 compared to net income of $653 in 1999. These amounts reflect the results after allocations to other segments. The allocations are intended to reflect the administrative functions provided to the other operating components.

                  Results of Operations - Six months ended
                    June 30, 2000 Compared to June 30, 1999
                             (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the six months ended June  30,                2000      1999   (Decrease)
     Revenues
       Capital Markets Group                     $ 7,520   $14,537   $(7,017)

       Investment Services Group
         Asset Management                          4,293     3,139     1,154
         Wealth Management                        12,484    11,230     1,254
         Portfolio Consulting                     11,551    10,703       848
           Total                                  28,328    25,072     3,256

       Other Activities                            4,387     2,179     2,208
                                                  40,235    41,788    (1,553)
       ZTT                                             -     3,125    (3,125)

                                                 $40,235   $44,913   $(4,678)

     Net Income (Loss) Before Taxes
       Capital Markets Group                     $(3,358)  $   559   $(3,917)

       Investment Services Group
         Asset Management                            537       195       342
         Wealth Management                          (482)   (1,361)      879
         Portfolio Consulting                     (1,243)     (340)     (903)
           Total                                  (1,188)   (1,506)      318

       Other Activities                            1,245       661       584
                                                  (3,301)     (286)   (3,015)
       ZTT                                             -       628      (628)

                                                 $(3,301)  $   342   $(3,643)

Capital Markets Group
     Total revenues for this segment decreased $7,017 from $14,537 in 1999 to $7,520 in 2000. A significantly reduced level of underwriting activity due to the economic circumstances as discussed previously is the primary reason for the decrease. A total of eight managed municipal underwriting transactions totaling $199 million were completed in 2000 compared to 29 managed transactions totaling $731 million for the same period in 1999. Taxable church and school underwriting activity also decreased. A total of seven transactions for $24 million were completed in 2000 compared to 12 transactions for $42 million in 1999. The resulting revenues from underwriting decreased $5,844 between the years. Trading profits also decreased $531 as the result of the disposition and marking to market of fixed rate inventory (bonds and preferred stock) in a rising interest rate environment which offset gains from other trading transactions. The balance of the decrease is primarily due to a decrease in mortgage origination activity as compared to the same period in the prior year.
     Total expenses of this segment decreased $3,100 from $13,978 in 1999 to $10,878 in 2000. A decrease of $2,783 in compensation expense between years is primarily related to decreased incentive compensation as the result of decreased underwriting volumes. The balance of the decrease is spread among several expense categories and reflects reduced volumes of activity and expense reduction measures.
     The decreased underwriting activity is the primary reason for the resulting loss before taxes of $3,358 for this segment in 2000 compared to net income before taxes of $559 in 1999. As mentioned previously, the Company terminated the preferred stock and institutional equity sales operations earlier in 2000. The preferred stock trading and institutional equity sales activities together incurred losses of $524 in 2000 and $584 in 1999.

Investment Services Group
     The combined results for this segment resulted in revenues and net losses of $28,328 and $1,188 in 2000 compared to $25,072 and $1,506 in 1999, respectively. Improvements in the asset and wealth management operations were offset by increased losses in portfolio consulting.

Asset Management-
     Total revenues of this operating component were $4,293 in 2000 compared to $3,139 in 1999, an increase of $1,154 or 37%. Investment management fees increased $933 as the result of increases in assets under management as discussed previously. The balance of the increase was due to an increase in distributor commissions on the sale of mutual funds partially offset by a decrease in fee income as the result of the outsourcing of transfer agent activities in November, 1999.
     Total expenses of the asset management operation increased $812 to $3,756 in 2000 from $2,944 in 1999. The increase is related to increased employee compensation and benefits of $813. These compensation increases are primarily related to commissions paid for distributor sales of mutual funds and the addition of sales personnel. The net income before taxes of the asset management operation was $537 in 2000 compared to $195 in 1999 an increase of $342.

Wealth Management-
     Total revenues for this operating component were $12,484 in 2000 compared to $11,230 in 1999, an increase of $1,254. Commission income increased $888 primarily as the result of full service retail brokerage sales activities related to mutual funds and equity sales. Sales credits on the Company's underwritten products decreased $379 as the result of the decrease in underwriting activity. More than offsetting the decrease was an increase of $563 in profits on sales to customers of secondary market bonds. Managed fee revenue increased $260 to $820 in 2000 as assets under management increased for clients of this operating component.
     Total expenses increased $375 to $12,966 in 2000 compared to $12,591 in 1999. Compensation and benefits increased $1,092 due to increases in commissions paid to brokers on higher sales volumes. The increase was partially offset by a decrease in brokerage commissions of $664. The decreased brokerage commissions are due to a reduction in independent contractor sales activities. The total loss, which includes administrative cost allocations, was $482 in 2000 compared to $1,361 in 1999 Administrative cost allocations approximated $2,200 in each year. Before such allocations, the wealth management operation had net income before taxes of $1,688 in 2000 compared to $850 in 1999.

Portfolio Consulting-
     Total revenues of this operating component were $11,551 in 2000 compared to $10,703 in 1999 an increase of $848. Increases in advisory fees and commissions were $492 and $699, respectively, and were offset by reductions for trading losses and decreases in interest income and in other income.
     Total expenses of the portfolio consulting operation were $12,795 in 2000 compared to $11,043 in 1999, an increase of $1,752. Payments for investment manager and related account fees increased $570. Commissions and clearing fees increased $570 as the result of outside broker commissions and clearing fees paid relating to account transaction activity. Employee compensation and benefits increased $350 as the result of increased staffing requirements and costs associated with staff turnover.
     The net loss for the portfolio consulting component in 2000 was $1,243 compared to $340 in 1999 which includes purchase goodwill amortization of $339 in 2000 and $354 in 1999. The portfolio consulting component has experienced continued pressure on its pricing of services. At the same time, the cost of processing transactions continues to increase as the result of increased volumes, asset turnover, and employee turnover. This operating component is focusing on the appropriate pricing of its services, the increased use of technology to increase processing efficiency, and the overall containment of costs.

Other
      Total revenues for this segment were $4,387 in 2000 compared to $2,179 in 1999, an increase of $2,208. The primary reason for the increase was an award by an NASD arbitration panel of $1,700 for the Company's claims of unfair competition related to the recruitment of BCZ's Denver, Colorado retail brokerage office by another securities firm. Interest income on the CMO investments was $1,182 in 2000 compared to $1,227 in 1999. The balance of the revenue is also primarily interest income and relates to earnings on Company investments and notes.
    Total expenses after allocations to the other operating segments were $3,142 in 2000 compared to $1,518 in 1999. The largest component of expenses is interest expense on the financing of the CMOs of $888 in 2000 and $829 in 1999. Other expenses include interest expense related to outstanding commercial paper, short inventory, and unallocated administrative expenses. In 2000, unallocated administrative expenses increased. The increased expenses are primarily related to additional expenses associated with management and business transition activities. Payments were made for the purpose of attracting qualified managers to join the Company, as severance to other managers, and for special projects performed by consultants in the strategic planning and evaluation of the Company. Given the specialized nature of the expenses, they were not allocated to the operating components of the Company.
     Total net income after taxes was $1,245 in 2000 compared to $661 in 1999. These amounts reflect the results after allocations to other segments. The allocations are intended to reflect the administrative functions provided to the other operating segments. The current year income is primarily due to the arbitration award offset by unallocated transition expenses.

Liquidity and Capital Resources
(Dollars in thousands)

     Capital expenditures for assets for the first six months of 2000 were $1,023. Land, buildings and equipment, net of related depreciation and amortization, constitutes 7% of the total Company assets.
     The Company has a continuing requirement for cash to finance its investment and underwriting activities. A source of cash has been and continues to be the issuance of short-term notes of the Company by the Parent. These notes vary in maturities up to 270 days. In the first six months of 2000, a total of $11,607 of notes were issued and $12,951 were repaid. The total balance of short-term notes outstanding was $4,855 as of June 30, 2000.
     First Church Financing Corporation serves as a limited purpose finance company for financing mortgages to churches, and issued bonds to the public as a source of cash prior to 1996. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $4,252 of mortgage loans outstanding at June 30, 2000, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 as well as through prepayments. Total bonds outstanding at June 30, 2000 were $4,035. As principal payments are received on the mortgage loans, whether scheduled or prepaid, bonds are called and retired. No new bonds have been issued since 1995 nor does the Company plan to issue bonds from this subsidiary in the future.
     BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $8,065 of variable rate securities were held in inventory at June 30, 2000. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangement.
     BCZ finances activities from its own resources, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. BCZ had no amounts outstanding under bank unsecured credit facilities at June 30, 2000. Amounts outstanding under repurchase agreements were $663 and the amount owed the clearing agent was $7,081. In each case securities are the underlying collateral for the amounts due.
      The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. The Parent had $12,800 outstanding under bank unsecured credit facilities at June 30, 2000. Amounts outstanding under repurchase agreements totaled $27,318 at June 30, 2000, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.
     During 1999, the Company received approximately $10,647 in net proceeds after taxes from the sales of WRR and substantially all of the assets and liabilities of ZTT. The Company is evaluating its alternatives for the use of the proceeds. Some proceeds have been used to reduce short-term borrowings of the Company. This reduction may be temporary and allows the Company greater discretion for future operations.
     The Company's cash and cash equivalent position allows a certain degree of flexibility in its financial activities. In order to maximize income, available cash is invested in short-term investments such as money market funds and reverse repurchase agreements at very short maturities in accordance with the Company's liquidity requirements. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations.

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

Interest Rate Risk
     The Company enters into interest rate agreements and purchases futures contracts on a limited basis to minimize the effect of potential interest rate changes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate forward agreements, futures contracts, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For futures contracts, the table presents the notional amounts and the current market value. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell", and "Securities sold under agreements to repurchase", and non-trading accounts are shown in other captions.

I.  Forward Agreements
                                                      Notational     Fair
                                                        Amount       Value
    (Dollars in thousands)
    Forward Debt Services Agreement                     $5,005       $(12)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005       $ 12
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to
            above instrument.

II.  Trading and Non Trading Portfolio

                                                       Expected Maturity Dates
                                           2000    2001     2002   2003    2004   Thereafter  Total  Fair Value
                                                   (U.S. Dollars in Thousands)
ASSETS

Securities Inventory - fixed rate
Municipal bond issues                   $     10   $   -   $   -   $  29   $   4   $10,599  $10,642   $ 9,981
  Weighted average interest rate           5.25%                   6.07%   6.30%     6.86%

Collateralized Mortgage obligations(1)        -        -       -       -       -     5,529    5,529     4,152
  Weighted average interest rate                                                     8.79%

Institutional Bonds                          14        7      22      30       -       775      848       802
  Weighted average interest rate          7.07%    7.46%   7.52%   7.89%             8.30%

Preferred Stock                               -        -       -       -       -       363      363       233
  Weighted average dividend rate                                                     4.56%

Other                                         -       25       -      3        -       203      231       232
  Weighted average interest rate                   4.88%          6.00%              7.73%

Securities Inventory - variable rate
Municipal variable rate demand notes          -        -       -      -        -     8,065    8,065     8,065
  Weighted average interest rate                                                     4.78%

Securities purchased under agreement
to resell(2)                              4,382        -       -      -        -         -    4,382     4,382
  Weighted average interest rate          5.38%

Notes receivable                              -        -       -      -        -    24,062   24,062    23,958
  Weighted average interest rate                                                     9.23%

Other investments                             -        -       -      -        -    26,236   26,236    26,236
  Weighted average interest rate                                                     8.93%

                                                       Expected Maturity Dates
                                           2000    2001     2002   2003    2004   Thereafter  Total  Fair Value
                                                   (U.S. Dollars in thousands)
LIABILITIES

Short-term notes payable(2)              $ 4,898   $   -   $   -   $   -   $   -   $     -  $ 4,898   $ 4,855
  Weighted average interest rate           6.43%

Securities sold under agreement to
repurchase(2)                             27,981       -       -       -       -         -   27,981    27,981
  Weighted average interest rate           6.87%

Securities sold not yet purchased              -       -       -   4,500       -         -    4,500     4,380
  Weighted average interest rate                                   5.38%

Bonds payable - fixed rate(1)                  -       -       -       -       -     4,035    4,035     4,035
  Weighted average interest rate                                                     8.29%

(1)  Assumes no prepayments
(2)  The information shown above includes actual interest rates at December 31, 1999 and assumed no changes in interest rates in 2000 or thereafter.

Equity Risk
     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. Ziegler Asset management, Inc. manages a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's accounts under management or advisement together have over $5 billion of assets, a portion of which is invested in managed equity products from which BCZ and PMC receive periodic fees derived from the total assets under management or advisement in those accounts. A general decline in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an affect on fee income for the above stated reasons.
     In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual results.

                                    PART II
Items 1 throuh 5.  Not applicable
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
                   Exhibit No.     Description
                       27          Financial Data Schedule
         (b)  Reports on Form 8-K.
                   None

                                  SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.

Dated:  August 14, 2000                By /s/ John J. Mulherin
                                          John J. Mulherin
                                          President and CEO

Dated:  August 14, 2000                By /s/ Gary P. Engle
                                          Gary P. Engle
                                          Senior Vice President/CFO

EXHIBIT INDEX
Exhibit
Number                   Description
 27                      Financial Data Schedule