Form 10-Q
period 2000-09-30
ZIEGLER COMPANIES INC
filed 2000-11-14
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q
                            _______________________

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2000
                                      OR
              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at October 31, 2000 was 2,425,593 shares.

                                    PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                   September 30, December 31,
                                                       2000          1999
(Dollars in thousands)                              (Unaudited)
ASSETS
  Cash                                               $  3,548      $  5,378
  Short-term investments                                3,016        11,865
    Total cash and cash equivalents                     6,564        17,243

  Securities inventory                                 35,165        82,791
  Securities purchased under agreements to resell       4,494         4,365
  Accounts receivable                                   4,765         6,069
  Accrued income taxes receivable                       4,360         2,454
  Investment in and receivables from affiliates           537         1,538
  Notes receivable                                      4,215         4,548
  Other investments                                    26,105        26,931
  Land, buildings and equipment, at cost,
    net of reserves for depreciation of
    $13,597 and $12,100, respectively                   7,550         8,609
  Deferred income tax benefit                           2,696         3,158
  Goodwill                                              9,594        10,141
  Other assets                                          2,751         2,775

    Total assets                                     $108,796      $170,622

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  3,325      $  6,160
  Securities sold under agreements to repurchase       27,866        28,959
  Payable to broker-dealers and clearing
    organizations                                      11,714        60,742
  Accounts payable                                      1,590         2,288
  Securities sold, not yet purchased                    4,437         4,364
  Notes payable                                           650             -
  Bonds payable                                         3,909         4,223
  Other liabilities and deferred items                  9,454        14,590

    Total liabilities                                  62,945       121,326

Commitments

Stockholders' equity
  Common stock, $1 par, authorized
    7,500,000 shares, issued 3,544,000                  3,544         3,544
  Additional paid-in capital                            6,241         6,221
  Retained earnings                                    53,783        57,110
  Treasury stock, at cost, 1,118,000,
    and 1,113,000 shares, respectively                (17,657)      (17,469)
  Unearned compensation                                   (60)         (110)

    Total stockholders' equity                         45,851        49,296

    Total liabilities and stockholders' equity       $108,796      $170,622

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                     2000           1999
(Dollars in thousands except per share data)
Revenues:
  Investment banking income                        $ 6,885        $ 6,087
  Commission income                                  4,879          6,166
  Investment management and advisory fees            7,925          6,554
  Interest and dividends                             1,403          1,480
  Other                                                816            751

    Total revenues                                  21,908         21,038

Expenses:
  Employee compensation and benefits                11,352         10,862
  Investment manager and other fees                  3,140          2,447
  Commissions and clearing fees                      1,096          1,625
  Communications                                       611            902
  Occupancy and equipment                            2,323          2,470
  Promotional                                        1,236          1,151
  Professional and regulatory                          928            624
  Interest                                             818            967
  Goodwill                                             182            236
  Other operating expenses                             818            580
    Total expenses                                  22,504         21,864

Loss from continuing operations
  before income taxes                                 (596)          (826)
Benefit from income taxes                             (242)          (267)

    Loss from continuing operations                   (354)          (559)

Discontinued operations:
  Income from operations of discontinued
    environmental services subsidiary
    (less applicable income taxes of $117)               -            210

Net Loss                                           $  (354)       $  (349)

Per share data:
  Continuing operations                            $  (.15)       $  (.23)
  Discontinued operations                                -            .09
Basic and Diluted income (loss) per share          $  (.15)       $  (.14)

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                     2000           1999
(Dollars in thousands except per share data)
Revenues:
  Investment banking income                       $14,989         $20,450
  Commission income                                16,181          18,447
  Investment management and advisory fees          22,767          19,674
  Interest and dividends                            4,644           4,814
  Other                                             3,562           2,566

    Total revenues                                 62,143          65,951

Expenses:
  Employee compensation and benefits               32,892          33,138
  Investment manager and other fees                 9,139           7,875
  Commissions and clearing fees                     3,545           4,943
  Communications                                    2,294           2,753
  Occupancy and equipment                           7,063           6,998
  Promotional                                       3,422           3,149
  Professional and regulatory                       2,236           1,655
  Interest                                          2,941           3,045
  Goodwill                                            547             706
  Other operating expenses                          1,961           2,173

    Total expenses                                 66,040          66,435

Loss from continuing operations
  before income taxes                              (3,897)           (484)

Benefit from income taxes                          (1,514)            (29)

    Loss from continuing operations                (2,383)           (455)

Discontinued operations:
  Income from operations of discontinued
    environmental services subsidiary
    (less applicable income taxes of $201)              -              340

Net Loss                                          $(2,383)        $   (115)

Per share data:
  Continuing operations                            $ (.99)        $  (.19)
  Discontinued operations                               -             .14
Basic and Diluted income (loss) per share          $ (.99)        $  (.05)

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                        2000          1999
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(2,383)      $  (115)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                    2,361         2,482
      Unrealized loss on securities inventory             30           256
      Compensation expense related to restricted
        stock grants                                      50            88
      Deferred income taxes                              462           531
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                          1,305          (577)
          Accrued income taxes receivable             (1,906)         (681)
          Securities inventory, net                   47,668        85,341
          Securities purchased under agreements
            to resell                                   (152)          270
          Other assets                                   (89)           98
        Increase (decrease) in:
          Payable to customers and broker-dealers    (49,027)      (73,699)
          Accounts payable                              (698)         (502)
          Other liabilities                           (5,084)       (6,165)
        Discontinued operations - noncash charges
          and working capital changes                      -          (164)

    Net cash provided by (used in) operating
      activities                                      (7,463)        7,163

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of land and equipment                           714            75
    Decrease in investment in affiliate                1,000             -
    Payments received on notes receivable                386           936
    Sales/paydowns on other investments                  826         1,532
  Payments for:
    Capital expenditures                              (1,387)       (1,373)

    Net cash provided by investing activities          1,539         1,170

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                        2000         1999

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $16,275       $55,104
    Exercise of employee stock options                   345           105
  Payments for:
    Principal payments on short-term notes
      payable                                        (19,161)      (59,761)
    Repayment of bonds payable                          (314)         (776)
    Purchase of treasury stock                          (512)         (463)
    Cash dividends                                      (945)         (961)
  Net borrowing (repayments) under credit
    facilities                                           650        (2,013)
  Net receipts on securities sold under
    agreements to repurchase                          (1,093)       (1,570)

    Net cash provided by (used in)
      financing activities                            (4,755)      (10,335)

NET DECREASE IN CASH AND CASH EQUIVALENTS            (10,679)       (2,002)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      17,243        16,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 6,564       $14,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                  $ 2,564       $ 3,366
    Income taxes paid (received) during the
      period                                         $   (70)      $   683

       The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                September 30, 2000

Note A - Basis of Presentation
     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B - Commitments and Contingent Liabilities
     In the normal course of business, B.C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt issues. BCZ purchases debt issues at a specified price. To manage the related credit and market risk exposure, BCZ attempts to presell the debt issues to customers. BCZ had outstanding commitments of $12,600 at September 30, 2000.

Note C - Net Capital Requirements
     As registered broker-dealers, BCZ and Portfolio Brokerage Services, Inc.
(PBS), a subsidiary of PMC International, Inc., are subject to the requirements of rule 15c3-1 (the "net capital rule") under the Securities Exchange Act of 1934. The net capital rule requires a broker-dealer to have sufficient liquid assets at all times to cover current indebtedness. Specifically, the net capital rule prohibits a broker-dealer from permitting "aggregate indebtedness" to exceed 15 times "net capital" (15 to 1) as those terms are defined. Approximate net capital data of each subsidiary as of September 30, 2000, is as follows:
                                              BCZ          PBS
     Aggregate indebtedness                 $8,156        $237
     Net capital                            $6,088        $663
     Ratio of aggregate indebtedness
       to net capital                      1.34 to 1    .36 to 1
     Required net capital                     $544        $100

Note D - Investment in Ziegler Mortgage Securities, Inc. II
     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                September 30,  September 30,
                                                     2000           1999
     Revenues -
       Interest                                      $614           $649
       Gain on sale/redemption of
         mortgage certificates                          6             16

           Total revenues                            $620           $665

     Expenses -
       Interest                                       565            593
       Amortization of bond issuance costs             17             24
       Management fee                                  24             37
       Other                                           14             11

           Total expenses                             620            665

     Net income                                      $  -           $  -

                                                  For the Nine Months Ended
                                                 September 30,  September 30,
                                                     2000           1999
     Revenues -
       Interest                                    $1,872         $2,058
       Gain on sale/redemption of
         mortgage certificates                         20            140

           Total revenues                          $1,892         $2,198

     Expenses -
       Interest                                     1,709          1,888
       Amortization of bond issuance costs             45            171
       Management fee                                  93             76
       Other                                           45             63

           Total expenses                           1,892          2,198

     Net income                                    $    -         $    -

Note E - Securities Inventory
     Securities inventory consisted of the following:

                                                   September 30, December 31,
                                                      2000          1999
     Municipal bond issues                           $25,487      $71,651
     Collateralized mortgage obligations               4,043        4,246
     Corporate bond issues                                 -          553
     Institutional bond issues                         5,356        2,418
     Preferred stock                                       -        3,328
     Other securities                                    279          595

                                                     $35,165      $82,791

Note F - Securities Sold, Not Yet Purchased
     Marketable securities sold, not yet purchased, consist of trading securities at market value as follows:
                                                  September 30, December 31,
                                                       2000         1999
     U.S. Treasury Note                               $4,437       $4,364

Note G - Payable to Broker-Dealers and Clearing Organizations
     BCZ clears its proprietary and customer transactions through a clearing agent on a fully disclosed basis. The relationship with the clearing agent results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the clearing agent of approximately $11,473 at September, 30, 2000 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $30,965 owned by BCZ. Funds are borrowed at the Federal Funds rate plus 50 basis points and are due under normal margin arrangements with customary terms and conditions for securities inventory.

Note H - Notes Payable to Banks
     The Company has various unsecured borrowing facilities in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes as well as to fund specific underwriting purchases, purchases of large blocks of securities, or to fund FHA loan activity. The Company had $650 in short-term borrowings outstanding at September 30, 2000. Such short-term borrowings are generally repaid within 30 days.

Note I - Stock-Based Compensation Plans
     On April 18, 2000, the Board of Directors granted options to purchase shares under the 1989 Employees' Stock Purchase Plan (the "1989 Plan"). A total of 108,060 options were available for exercise by employees under the 1989 Plan. A total of 4,325 of the options have been exercised through September 20, 2000 at an average price of $15.30 per share. On September 20, the Organization and Compensation Committee of the Board of Directors terminated the 1989 Plan and authorized a non-qualified grant of stock options under the 1998 Stock Incentive Plan (the "1998 Plan") to a broad base of full-time employees of the Company. Approximately 150,000 stock options were granted at a price of $18.125 per share. The options vest over three years and expire in ten years.

Note J - Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the following periods (shares in thousands):

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                       2000       1999

     Loss from continuing operations                  $(354)     $(349)

     Basic
     Weighted average shares outstanding              2,402      2,422

     Basic loss per share                             $(.15)     $(.23)
     Diluted
     Weighted average shares outstanding-
       Basic                                          2,402      2,422
     Effect of dilutive securities:
       Restricted stock                                   -          -
       Stock options                                      -          -

     Weighted average shares outstanding-
       Diluted                                        2,402      2,422

     Diluted loss per share                           $(.15)     $(.23)

     The diluted share base for the three month periods ended September 30, 2000 and 1999 exclude incremental shares related to restricted stock and stock options totaling 22 and 25 shares, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's losses from continuing operations during the three month periods ended September 30, 2000 and 1999.
                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                      2000         1999

     Loss from continuing operations               $(2,383)       $(115)

     Basic
     Weighted average shares outstanding             2,399        2,427

     Basic loss per share                            $(.99)       $(.19)
     Diluted
     Weighted average shares outstanding-
       Basic                                         2,399        2,427
     Effect of dilutive securities:
       Restricted stock                                  -            -
       Stock options                                     -            -

     Weighted average shares outstanding-
       Diluted                                       2,399        2,427

     Diluted loss per share                          $(.99)       $(.19)

     The diluted share base for the nine month periods ended September 30, 2000 and 1999 excludes incremental shares related to restricted stock and stock options totaling 22 and 28 shares, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's losses from continuing operations during the nine month periods ended September 30, 2000 and 1999.

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

     The Investment Services Group consists of three operating components. The asset management operation manages investor assets in separate accounts and mutual funds. The wealth management operation provides retail brokerage services. The portfolio consulting (formerly called managed money) operation provides services as an intermediary in matching investors with appropriate money managers, and provides account and performance reporting services.

     The Other operating segment principally consists of the Company's corporate investment and debt management activities and the unallocated corporate administrative expenses.

     Operating segment financial information is as follows:

                                             Three Months Ended September 30,
                                                     2000         1999
     Revenues
       Capital Markets Group                       $ 6,243       $ 5,909
       Investment Services Group                    14,510        12,835
       Other                                         1,155         1,021
                                                    21,908        19,765
       Ziegler Thrift Trading, Inc.                      -         1,273

                                                   $21,908       $21,038

     Net Income (Loss) Before Taxes:
       Capital Markets Group                       $   302       $  (592)
       Investment Services Group                      (786)         (558)
       Other                                          (112)          210
                                                      (596)         (940)
       Ziegler Thrift Trading, Inc.                      -           114

                                                   $  (596)      $  (826)

                                              Nine Months Ended September 30,
                                                      2000         1999
     Revenues
       Capital Markets Group                        $13,763       $20,446
       Investment Services Group                     42,838        37,907
       Other                                          5,542         3,200
                                                     62,143        61,553
       Ziegler Thrift Trading, Inc.                       -         4,398

                                                    $62,143       $65,951

     Net Income (Loss) Before Taxes:
       Capital Markets Group                        $(3,056)      $   (33)
       Investment Services Group                     (1,974)       (2,064)
       Other                                          1,133           871
                                                     (3,897)       (1,226)
       Ziegler Thrift Trading, Inc.                       -           742

                                                    $(3,897)      $  (484)

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note L - Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. The Company has certain financial contracts that meet the definition of a derivative under SFAS 133. The Company has entered into an interest rate forward agreement to manage the interest volatility associated with a forward debt service agreement executed on behalf of a customer. The Company also may enter into futures contracts to manage the impact of interest rate fluctuations on securities inventory. The Company will adopt SFAS 133 on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board No. 20, "Accounting Changes." To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transactions occur. The Company believes their existing derivative instruments will qualify for hedge accounting or that the fair value is not material. Therefore, the impacts of adopting SFAS 133 on the financial statements will not be material as of January 1, 2001.

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

     Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare facilities, FHA housing, religious institutions, and private schools and provides fixed income institutional sales and trading and financial advisory services. The Investment Services Group consists of three primary operating components: asset management, wealth management, and portfolio consulting. The asset management operation manages investor assets in separate accounts, institutional accounts, and mutual funds. The wealth management operation provides brokerage services to retail investors. The portfolio consulting operation provides services to financial consultants and individuals as an intermediary in matching investors with money managers, and also provides performance reporting and other administrative services. The operating segment designated "Other" consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in B.C. Ziegler and Company ("BCZ"). Certain corporate administrative costs are allocated to the Capital Markets and Investment Services segments using various allocation methodologies which consider the size of the operation and the extent of administrative services provided.

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

     The Company's operating results are sensitive to various factors.
During the last half of 1999 and through 2000 to date, the general level of interest rates has increased. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for many issuers. This circumstance caused fewer underwritings in the first nine months of 2000 than in 1999.

     Despite the first quarter rise in interest rates, the favorable returns in the overall equity markets caused investors to turn from fixed income investment vehicles to equity investment vehicles. This flow of funds caused a higher level of liquidations in tax-exempt mutual funds, which in turn reduced the ability of those mutual funds to purchase new issue municipal securities. As the year progressed, the general level of interest rates on non-US Treasury debt rose as a result of this preference for equities as well as a growing concern about the impact of a slowing US economy on the credit quality of bond issuers. Subsequent corrections and heightened volatility in the equity markets, especially in technology stocks, have caused investors to reconsider their investment alternatives.

     The Company increased assets under management during the year in the equity mutual funds that it manages. The increase was primarily in the PSE Tech 100 Index Portfolio. The increases were strongest in the first quarter of the year. The increase in assets slowed in the second and third quarters as the result of the volatility in the equity markets. The increase more than offset any decreases in assets under management associated with decreases in market value.

     The rise in interest rates also increased the cost of financing inventory. Since much of the Company's inventory is in the form of fixed rate debt instruments, the cost of financing increases without a corresponding increase in interest income when the inventory is not sold. Further, the inventory being held may lose value as the result of future general interest rate increases and may have to be sold at or below cost. The Company marks its inventory to market to reflect these circumstances.

                  Results of Operations - Three months ended
               September 30, 2000 Compared to September 30, 1999
                                                        (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:
                                                                    Increase/
For the three months ended September 30,          2000      1999   (Decrease)
     Revenues
       Capital Markets Group                    $ 6,243   $ 5,909    $  334

       Investment Services Group
         Asset Management                         2,413     1,666       747
         Wealth Management                        6,199     5,938       261
         Portfolio Consulting                     5,898     5,231       667
           Total                                 14,510    12,835     1,675

       Other                                      1,155     1,021       134
                                                 21,908    19,765     2,143
       ZTT                                            -     1,273    (1,273)

                                                $21,908   $21,038    $  870

     Net Income (Loss) Before Taxes
       Capital Markets Group                    $   302   $  (592)   $  894

       Investment Services Group
         Asset Management                            85       324      (239)
         Wealth Management                         (265)     (762)      497
         Portfolio Consulting                      (606)     (120)     (486)
           Total                                   (786)     (558)     (228)

       Other Activities                            (112)      210      (322)
                                                   (596)     (940)      344
       ZTT                                            -       114      (114)

                                                $  (596)  $  (826)  $   230

Capital Markets Group
     Total revenues for this segment increased $334 from $5,909 in 1999 to $6,243 in 2000. Municipal underwriting volume increased during the period as compared to prior year as a result of some easing of the economic conditions as noted above. A total of 12 managed municipal underwriting transactions totaling $482 million in par value of securities issued were completed in 2000 compared to 13 managed municipal underwriting transactions totaling $364 million for the same period in 1999. Taxable church and school underwriting activity increased between years. A total of six transactions for $26 million in par value of securities issued were completed in 2000 compared to five transactions for $20 million in 1999. The resulting revenues from underwriting increased $715 between the quarters. The increase in underwriting revenue was primarily offset by a decrease in commission income due to the closing of the Company's institutional equity sales and research department in April, 2000.

     Total expenses of this segment decreased $560 from $6,501 in 1999 to $5,941 in 2000. The decrease is primarily due to a decrease of $437 in compensation expense between quarters primarily related to decreased incentive compensation as the result of decreased underwriting volumes. The closing of the institutional equity sales and research department also contributed to decreased expenses and was partially offset by expenses associated with an investment fund currently being organized. The balance of the decrease is spread among several categories of expense.

     The higher underwriting activity is the primary reason for the resulting earnings before taxes of $302 for this segment in 2000 compared to a loss of $592 in 1999. The preferred stock trading and institutional equity sales activities in this segment were discontinued in 2000. These activities incurred losses of $13 in 2000 and $475 in 1999, respectively. These activities were not considered to be part of the Company's core business strategy.

Investment Services Group
     This segment is composed of three operating components whose purpose is to serve investors. These operating segments are asset management, wealth management, and portfolio consulting. The combined results for this segment resulted in revenues and net losses of $14,510 and $786 in 2000 compared to $12,835 and $558 in 1999, respectively.

Asset Management-
     Total revenues of this operating component were $2,413 in 2000 compared to $1,666 in 1999, an increase of $747 or 45%. Investment management fees increased $795 primarily as the result of increases in assets under management and increased administrative fees. Assets under management were $2 billion dollars at September 30, 2000 compared to $1.4 billion at September 30, 1999. Increases in assets under management were primarily in the equity mutual fund portfolios.

     Total expenses of the asset management operations increased $986 to $2,328 in 2000 from $1,342 in 1999. Employee compensation and benefit expense increased $291 as the result of recruiting and hiring of additional sales people. Other expenses increased $351 as the result of increased reimbursement for expenses of the Company's proprietary mutual funds. The balance of the increase is primarily related to increased promotional activities related to asset management services.

     The net income before taxes of the asset management operation was $85 in 2000 compared to $324 in 1999 a decrease of $239. Through the third quarter of 2000 the volatility in the equity markets had not caused a significant decline in total assets under management nor had there been any significant redemptions net of sales. In the fourth quarter to date, mutual fund assets under management declined approximately 9% compared to a 14% decline in the NASDAQ.

Wealth Management-
     Total revenues for this operating component were $6,199 in 2000 compared to $5,938 in 1999, an increase of $261. Income from underwritten product increased $339 as the result of the increase in underwritings in the quarter Pand the subsequent sale through the Company's retail distribution system. This was partially offset by a decrease in commission income from reduced sales of other products.

     Total expenses decreased $236 to $6,464 in 2000 from $6,700 in 1999. Compensation and benefits increased $436 due to increases in commissions paid to brokers on increased sales volumes. The increase was more than offset by a decrease in brokerage commissions of $521. The decreased brokerage commissions are due to a reduction in independent contractor sales activities. The total loss, which includes administrative cost allocations, was $265 in 2000 compared to $762 in 1999. Administrative cost allocations approximated $1,100 in each year. Before such allocations and considering only specifically related expenses, the wealth management operation had net income before taxes of $816 in 2000 compared to $344 in 1999.

Portfolio Consulting-
     Total revenues of this operating component were $5,898 in 2000 compared to $5,231 in 1999, an increase of $667. Increases in advisory fees and commissions were $518 and $346, respectively, and were partially offset by decreases in interest income and in other income. Administrative and performance reporting services are being provided for a total of $5.5 billion of assets at September 30, 2000 compared to $4 billion of assets at September 30, 1999. Despite the increase in assets, pricing pressure associated with delivering those services to new institutional customers caused the disproportionately small increase in revenues relative to assets.

     Total expenses of the portfolio consulting operation were $6,504 in 2000 compared to $5,351 in 1999, an increase of $1,153. Investment manager and related account fees increased $694. Commissions and clearing fees increased $295 as the result of outside broker commissions paid on increased commission income. The resulting net loss in 2000 was $606 compared to $120 in 1999. The competition in the industry has created additional pressure on margins. This operating component is focusing on the appropriate pricing of its services, a strategy for the increased use of technology to increase processing efficiency, and the overall containment of costs.

Other
      Total revenues for this segment were $1,155 in 2000 compared to $1,021 in 1999, an increase of $134. The only significant source of revenues is interest income related to investments, primarily collateralized mortgage obligations ("CMOs") held by the Parent. Interest income on the CMOs approximated $600 in both quarters. The balance of the revenue is primarily interest income from other Company investments and notes.

    Total expenses after allocations to the other operating segments were $961 in 2000 compared to $641 in 1999. Interest expense of $475 was incurred in 2000, and $375 in 1999 to finance the CMOs noted above. The balance of the difference is related to expenses not allocated to the operating components. In 2000, the increased expenses are primarily related to attracting qualified managers to join the Company, as severance to other managers, and for special projects performed by consultants in the strategic planning and evaluation of the Company. Given the corporate nature of the expenses, they were not allocated to the operating components of the Company.

     The total net loss before taxes was $112 in 2000 compared to net income of $210 in 1999. These amounts reflect the results after allocations. The allocations reflect the cost of administrative functions provided to the other operating components.

                  Results of Operations - Nine months ended
              September 30, 2000 Compared to September 30, 1999
                                               (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the nine months ended September 30,           2000      1999   (Decrease)
     Revenues
       Capital Markets Group                     $13,763   $20,446  $(6,683)

       Investment Services Group
         Asset Management                          6,706     4,805    1,901
         Wealth Management                        18,683    17,168    1,515
         Portfolio Consulting                     17,449    15,934    1,515
           Total                                  42,838    37,907    4,931

       Other Activities                            5,542     3,200    2,342
                                                  62,143    61,553      590
       ZTT                                             -     4,398   (4,398)

                                                 $62,143   $65,951  $(3,808)

     Net Income (Loss) Before Taxes
       Capital Markets Group                     $(3,056)  $   (33)  $(3,023)

       Investment Services Group
         Asset Management                            622       519       103
         Wealth Management                          (747)   (2,123)    1,376
         Portfolio Consulting                     (1,849)     (460)   (1,389)
           Total                                  (1,974)   (2,064)       90

       Other Activities                            1,133       871       262
                                                  (3,897)   (1,226)   (2,671)
       ZTT                                             -       742      (742)

                                                 $(3,897)  $  (484)  $(3,413)

Capital Markets Group
     Total revenues for this segment decreased $6,683 from $20,446 in 1999 to $13,763 in 2000. A significantly reduced level of underwriting activity due to the economic climate as discussed previously is the primary reason for the decrease. A total of 20 managed municipal underwriting transactions totaling $682 million were completed in 2000 compared to 42 managed municipal underwriting transactions totaling $1.1 billion for the same period in 1999. Taxable church and school underwriting activity also decreased. A total of 13 transactions for $51 million were completed in 2000 compared to 17 transactions for $61 million in 1999. The resulting revenues from underwriting decreased $5,374 between the years. The balance of the decrease is primarily due to reduced commissions as the result of the closing of the institutional equity sales and research department and the preferred stock trading activities, and a decrease in mortgage origination activity as compared to the same period in the prior year.

     Total expenses of this segment decreased $3,660 from $20,479 in 1999 to $16,819 in 2000. The decrease is primarily related to a decrease in compensation expense between years. A decrease of $1,230 in compensation expense is related to the closing of the preferred stock trading and the institutional equity sales and research departments. The balance of the decrease is primarily related to reduced compensation associated with the decreased underwriting volumes.

     The decreased underwriting activity is the primary reason for the resulting loss before taxes of $3,056 for this segment in 2000 compared to net loss before taxes of $33 in 1999. Although underwriting activity has begun to increase to some extent in 2000, the increase has not been sufficient to make up for the reduced volumes earlier in the year as compared to 1999. As mentioned previously, the Company terminated the preferred stock and institutional equity sales operations earlier in 2000. The preferred stock trading and institutional equity sales activities together incurred losses of $643 in 2000 and $1,244 in 1999.

Investment Services Group
     The combined results for this segment resulted in revenues and net losses of $42,838 and $1,974 in 2000 compared to $37,907 and $2,064 in 1999, respectively. Improvements in the asset and wealth management operations were offset by increased losses in portfolio consulting.

Asset Management-
     Total revenues of this operating component were $6,706 in 2000 compared to $4,805 in 1999, an increase of $1,901. Investment management fees increased $1,728 as the result of increases in assets under management. The balance of the increase was due to an increase in distributor commissions on the sale of mutual funds partially offset by a decrease in fee income as the result of the outsourcing of transfer agent activities in November, 1999.

     Total expenses of the asset management operation increased $1,798 to $6,084 in 2000 from $4,286 in 1999. The increase is related to increased employee compensation and benefits of $1,104, primarily related to commissions paid for distributor sales of mutual funds and the addition of sales personnel. The net income before taxes of the asset management operation was $622 in 2000 compared to $519 in 1999.

Wealth Management-
     Total revenues for this operating component were $18,683 in 2000 compared to $17,168 in 1999, an increase of $1,515. Commission income increased $644 primarily as the result of full service retail brokerage sales activities related to mutual funds and equity sales. Profits on sales to customers of secondary market bonds increased $600. Managed fee revenue increased $355 to $1,268 in 2000 as assets under management increased for clients of this operating component.

     Total expenses increased $139 to $19,430 in 2000 compared to $19,291 in 1999. Compensation and benefits increased $1,529 due to increases in commissions paid to brokers on higher sales volumes and additional personnel. The increase was partially offset by a decrease in brokerage commissions of $1,184. The decreased brokerage commissions are due to a reduction in independent contractor sales activities. The total loss, which includes administrative cost allocations, was $747 in 2000 compared to $2,123 in 1999 Administrative cost allocations approximated $3,300 in each year. Before such allocations, the wealth management operation had net income before taxes of $2,504 in 2000 compared to $1,194 in 1999.

Portfolio Consulting-
     Total revenues of this operating component were $17,449 in 2000 compared to $15,934 in 1999 an increase of $1,515. Increases in advisory fees and commissions were $1,010 and $1,045, respectively, and were offset by reductions for trading losses and decreases in interest income and in other income.

     Total expenses of the portfolio consulting operation were $19,298 in 2000 compared to $16,394 in 1999, an increase of $2,904. Payments for investment manager and related account fees increased $1,264. Commissions and clearing fees increased $865 as the result of outside broker commissions paid on increased commission income. Employee compensation and benefits increased $412 as the result of increased staffing requirements and costs associated with staff turnover.

     The net loss for the portfolio consulting operation in 2000 was $1,849 compared to $460 in 1999, which includes purchase goodwill amortization of $508 in 2000 and $530 in 1999. The portfolio consulting component has experienced continued pressure on its pricing of services. At the same time, the cost of processing transactions continues to increase as the result of increased volumes, asset turnover, and employee turnover. This operating component is focusing on the appropriate pricing of its services, a strategy for the increased use of technology to increase processing efficiency, and the overall containment of costs.

Other
      Total revenues for this segment were $5,542 in 2000 compared to $3,200 in 1999, an increase of $2,342. The primary reason for the increase was an award by an NASD arbitration panel of $1,700 for the Company's claims of unfair competition related to the recruitment of BCZ's Denver, Colorado retail brokerage office by another securities firm. Interest income on the CMO investments was $1,767 in 2000 compared to $1,834 in 1999. The balance of the revenue is also primarily interest income and relates to earnings on Company investments and notes.

    Total expenses after allocations to the other operating segments were $4,408 in 2000 compared to $2,329 in 1999. The largest component of expenses is interest expense on the financing of the CMOs of $1,363 in 2000 and $1,204 in 1999. Other expenses include interest expense related to outstanding commercial paper, short inventory, and unallocated administrative expenses. In 2000, unallocated administrative expenses increased. The increased expenses are related to additional expenses associated with management recruitment and business transition activities. Payments were made for the purpose of attracting qualified managers to join the Company, as severance to other managers, and for special projects performed by consultants in the strategic planning and evaluation of the Company. Given the specialized nature of the expenses, they were not allocated to the operating components of the Company.

     Total net income before taxes for this segment was $1,133 in 2000 compared to $871 in 1999. These amounts reflect the results after allocations to other segments. The allocations reflect the cost of administrative functions provided to the other operating segments. The current year income is primarily due to the arbitration award offset by unallocated transition expenses.

Liquidity and Capital Resources
(Dollars in thousands)
     Capital expenditures for assets for the first nine months of 2000 were $1,387. Land, buildings and equipment, net of related accumulated depreciation and amortization, constitutes 7% of the total Company assets.

     The Company has a continuing requirement for cash to finance its investment and underwriting activities. A source of cash has been and continues to be the issuance of short-term notes of the Company by the Parent. These notes vary in maturities up to 270 days. In the first nine months of 2000, a total of $16,275 of notes were issued and $19,161 were repaid. The total balance of short-term notes outstanding was $3,325 as of September 30, 2000.

     First Church Financing Corporation served as a limited purpose finance company for financing mortgages to churches and issued bonds to the public as a source of cash prior to 1996. Mandatory redemption on the bonds is made from principal payments received on the mortgage loans which serve as collateral for the bonds. There were $4,167 of mortgage loans outstanding at September 30, 2000, which are included in Notes Receivable on the balance sheet. Principal payments on the mortgage loans are received in regular installments over a 15-year amortization schedule through 2010 as well as through prepayments. Total bonds outstanding at September 30, 2000 were $3,909. As principal payments are received on the mortgage loans, whether scheduled or prepaid, bonds are called and retired. No new bonds have been issued since 1995 nor does the Company plan to issue bonds from this subsidiary in the future.

     BCZ acts as remarketing agent for approximately $1.2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote. The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $16,370 of variable rate securities were held in inventory at September 30, 2000. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangement.

     BCZ finances activities from its own cash flow, from unsecured lines of credit available through banking relationships, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral, as well as intercompany borrowings from the Parent, if necessary. BCZ had no amounts outstanding under bank unsecured credit facilities at September 30, 2000. Amounts outstanding under repurchase agreements were $601 and the amount owed the clearing agent was $11,473 In each case securities are the underlying collateral for the amounts due.

      The Parent finances its activities through the issuance of short-term notes described above, banking relationships shared with BCZ, and repurchase agreements. The Parent had $650 outstanding under bank unsecured credit facilities at September 30, 2000. Amounts outstanding under repurchase agreements totaled $27,265 at September 30, 2000, and were used to finance collateralized mortgage obligations included in Other Investments on the balance sheet.

     During 1999, the Company received approximately $10,647 in net proceeds after taxes from the sales of WRR and substantially all of the assets and liabilities of ZTT. The proceeds have been used to reduce short-term borrowings and finance operations. The reduction in short-term borrowings may be temporary and allows the Company greater flexibility for future operations.

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

Forward Looking Statements
      Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry and the healthcare sector of the U.S. economy, as well as the strength of the municipal securities marketplace, the ability of the Company to distribute securities it underwrites and the ability to attract and retain qualified employees. The Company believes that it has sufficient capital, talent, and product offerings to meet the anticipated quarterly dividend and produce growth in the Company's revenues and net income. Please see our form 10-K for a description of additional risks.

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

I.  Forward Agreements
                                                      Notational     Fair
    (Dollars in thousands)                              Amount       Value
    Forward Debt Services Agreement                     $5,005       $57
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005       $(33)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to
            above instrument.

II.  Trading and Non Trading Portfolio

                                                       Expected Maturity Dates
                                           2000    2001     2002   2003    2004   Thereafter  Total  Fair Value
                                                   (U.S. Dollars in Thousands)
ASSETS
Securities Inventory - fixed rate
Municipal bond issues                   $      5   $   -   $   1   $   4   $   -   $10,213  $10,223   $ 9,117
  Weighted average interest rate           6.50%           7.50%  10.50%             6.41%

Collateralized Mortgage obligations(1)        -        -       -       -       -     5,464    5,464     4,043
  Weighted average interest rate                                                     8.80%

Institutional Bonds                          10        2      52      90     153     5,279    5,586     5,356
  Weighted average interest rate          6.85%    9.85%   7.73%   7.78%   7.97%     9.15%

Preferred Stock                               -        -       -       -       -        75       75        75
  Weighted average dividend rate                                                         -

Other                                         -        -       -      -        -       196      196       204
  Weighted average interest rate                                                     7.33%

Securities Inventory - variable rate
Municipal variable rate demand notes          -        -       -      -        -    16,370   16,370    16,370
  Weighted average interest rate                                                     5.54%

Securities purchased under agreement
to resell(2)                              4,494        -       -      -        -         -    4,494     4,494
  Weighted average interest rate          5.38%

Notes receivable                              -        -       -      -        -     4,215    4,215     4,215
  Weighted average interest rate                                                     9.23%

Other investments                             -        -       -      -        -    26,105   26,105    26,105
  Weighted average interest rate                                                     8.93%

                                                       Expected Maturity Dates
                                           2000    2001     2002   2003    2004   Thereafter  Total  Fair Value
                                                   (U.S. Dollars in thousands)
LIABILITIES
Short-term notes payable(2)              $ 3,325   $   -   $   -   $   -   $   -   $     -  $ 3,325   $ 3,325
  Weighted average interest rate           6.34%

Securities sold under agreement to
repurchase(2)                             27,866       -       -       -       -         -   27,866    27,866
  Weighted average interest rate           6.87%

Securities sold not yet purchased              -       -       -   4,500       -         -    4,500     4,437
  Weighted average interest rate                                   5.38%

Notes Payable                                650       -       -       -       -         -      650       650
  Weighted average interest rate           8.25%

Bonds payable - fixed rate(1)                  -       -       -       -       -     3,909    3,909     3,909
  Weighted average interest rate                                                     8.29%

(1)  Assumes no prepayments
(2)  The information shown above includes actual interest rates at September 30, 2000 and assumes no changes in interest rates in 2000 or thereafter.

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

                                       THE ZIEGLER COMPANIES, INC.

Dated:  November 14, 2000               By /s/ John J. Mulherin
                                          John J. Mulherin
                                          President and CEO

Dated:  November 14, 2000              By /s/ Gary P. Engle
                                         Gary P. Engle
                                         Senior Vice President/CFO

EXHIBIT INDEX

Exhibit
Number                   Description
 27                      Financial Data Schedule