Form 10-K
period 2000-12-31
ZIEGLER COMPANIES INC
filed 2001-03-28
CIK 109312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from --------- to ---------

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

             250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
             -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
       (formerly at 215 N. Main Street, West Bend, Wisconsin  53095-3317)

       Registrant's telephone number, including area code: (414) 277-4400

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

      As of March 16, 2001, 2,411,766 shares of Common Stock were outstanding and the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price of $15.90 on that date excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $25,700,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      Part of Form 10-K into Which Portions of
    Document                                  Document Are Incorporated
    --------                          ----------------------------------------

Portions of Annual Report to Shareholders
  for the calendar year ended December 31, 2000        Part II

Portions of Proxy Statement for 2001 Annual
  Meeting of Shareholders                              Part III

                                     PART I

ITEM 1.     BUSINESS.
            --------

General

      The Ziegler Companies, Inc. (the "Company") is a financial services holding company which owns operating subsidiary companies in three segments -- capital markets, investment services consulting and corporate. A list of the Company's subsidiaries is filed as Exhibit 21.1 to this Form 10-K. All of the companies are engaged in financial service businesses. The Company's principal executive offices are located at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 and its telephone number is (414) 277-4400. Previously the Company's executive offices were at 215 N. Main Street, West Bend, Wisconsin 53095-3317.

                            CAPITAL MARKETS SEGMENT

      Capital Markets underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. Capital Markets services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products for executing risk management strategies, and Federal Housing Administration ("FHA") loan origination often in conjunction with investment banking activities. Capital Markets also includes sales and trading in both the primary and secondary markets for the Company's underwritten bonds as well as other taxable and tax-exempt fixed income securities. These activities are conducted through the B.C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA loan origination activities. These services are provided primarily to profit and nonprofit corporations and municipalities.

                          INVESTMENT SERVICES SEGMENT

      Investment Services consists of three primary operating components: Asset Management, Wealth Management, and Portfolio Consulting. Asset Management provides investment advisory services to Company-sponsored mutual funds and managed account services for institutional and individual clients. Wealth Management provides a wide range of financial products to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by BCZ. Sales credits associated with underwritten offerings are reported in this operating segment when sold through the Company's retail distribution channels. The Portfolio Consulting operation provides services as an intermediary in matching investors with money managers and provides performance reporting and other administrative services to independent financial advisors, investment consultants, and other financial services organizations. The Asset Management activities were conducted in 2000 through BCZ and Ziegler Asset Management, Inc. ("ZAMI"). ZAMI was merged into BCZ on January 1, 2001. The Wealth Management activities are conducted through BCZ. The Portfolio Consulting activities are conducted primarily through PMC International, Inc. ("PMC") and its two subsidiaries, Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc., the Company's Denver-based operations.

                               CORPORATE SEGMENT

      Corporate consists primarily of the investment and debt management activities of The Ziegler Companies, Inc. and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to Capital Markets and Investment Services using various methodologies which consider the size of the operation and the extent of administrative services provided. Also included in this segment are First Church Financing Corporation ("FCFC"), Ziegler Collateralized Securities, Inc. ("ZCSI"), the church mortgage servicing element of ZFC, and Ziegler Capital Corporation ("ZCC"), all of which have reduced or eliminated activities since 1997.

                               PRIOR DISPOSITIONS

      The operations and gain from the sale of Ziegler Thrift Trading, Inc. ("ZTT") on October 30, 1999, are separated from the operating segments' financial results. Although not a separate segment and, therefore, not a discontinued operation under generally accepted accounting principles, financial results are separately identified in the operating segment information for comparability purposes. WRR Environmental Services, Inc., which was the hazardous waste management subsidiary of the Company, was sold on December 30, 1999, and is considered a discontinued operation and not a part of the operating segment financial information presented.

                                BUSINESS FACTORS

      The Company's operating results are sensitive to various economic factors. During the last half of 1999 and throughout most of 2000, the general level of interest rates increased. The increased rates had an adverse impact on underwriting activities. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for many issuers. This was true in the municipal as well as the religious institution and private school bond underwriting markets during 1999 and 2000. This circumstance contributed to the decrease in underwritings in 2000 and 1999 compared to 1998.

      Despite the rise in interest rates, the returns in the equity markets in the period from 1998 through the first quarter of 2000 caused investors to strongly favor equity investment vehicles over fixed income investments. This flow of funds into equity investment vehicles caused a higher level of liquidations in tax-exempt mutual funds, which in turn reduced the ability of those mutual funds to purchase new issue municipal securities. Subsequent corrections and heightened volatility in the equity markets, especially in technology stocks, has caused investors to reconsider their investment alternatives.

      The Company increased assets under management during the year in the equity mutual fund portfolios that it manages. The increase was primarily in the PSE Tech 100 Index Portfolio with the increases strongest in the first quarter of the year. The increase in assets slowed in the last three quarters of the year as the result of the volatility in the equity markets, especially in technology stocks. Despite the excess of sales over redemptions during the year, total assets under management decreased as the result of market value decreases in the equity portfolios.

      The rise in interest rates also increased the cost of financing inventory. Since most of the Company's inventory is in the form of fixed rate debt instruments, the cost of financing increases without a corresponding increase in interest income when the inventory is not sold. Further, the inventory being held may lose value as the result of general interest rate increases and may have to be sold at or below cost. The Company marks inventory to market to reflect these circumstances.

Results of Operations - 2000 Compared to 1999
---------------------------------------------

      The following table summarizes the changes in revenues and income (loss) before taxes of continuing operations of the Company.

 Year Ended
                                          December 31,            Increase/
                                       2000           1999        (Decrease)
                                       ----           ----        ----------
 Revenues:
 --------
   Capital Markets                    $24,269        $30,380       $ (6,111)
   Investment Services
     Asset Management                   8,913          7,073          1,840
     Wealth Management                 24,262         23,135          1,127
     Portfolio Consulting              23,494         21,194          2,300
                                      -------        -------       --------
                                       56,669         51,402          5,267
   Corporate                            2,870          4,073         (1,203)
                                      -------        -------       --------
                                      $83,808        $85,855        $(2,047)
   ZTT Disposition                          -         10,827        (10,827)
                                      -------        -------       --------

                                      $83,808        $96,682       $(12,874)
                                      -------        -------       --------
                                      -------        -------       --------

 Income (loss) before taxes:
 --------------------------
   Capital Markets                    $(1,458)       $ 1,816       $ (3,274)
   Investment Services
     Asset Management                     525            364            161
     Wealth Management                 (1,422)        (3,790)         2,368
     Portfolio Consulting              (2,553)        (3,054)           501
                                      -------        -------       --------
                                       (3,450)        (6,480)         3,030
   Corporate                           (2,869)         1,101         (3,970)
                                      -------        -------       --------
                                      $(7,777)       $(3,563)      $ (4,214)
   ZTT Disposition                          -          6,692         (6,692)
                                      -------        -------       --------

                                      $(7,777)       $ 3,129       $(10,906)
                                      -------        -------       --------
                                      -------        -------       --------

Customers and Raw Materials

      None of the Company's businesses is subject to governmental renegotiation of profits; none is dependent on a single customer or a few customers or dependent on a single supplier of raw materials or a few suppliers of raw
materials.   In no case are patents, trademarks, licenses or franchises important other than securities, brokerage and investment advisory licenses under federal and state laws and regulations of self regulatory organizations. None of the businesses is seasonal, although commission income will fluctuate depending upon the financial condition of the US securities markets. None of the businesses engages in significant operations outside the United States.

Environmental Matters

      Compliance with federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Company and its financial services subsidiaries. In December 1999, the Company sold its recycling and environmental services subsidiary, WRR Environmental Services Co., Inc.

Employees

      As of March 1, 2001, approximately 407 persons were employed full time and 52 persons were employed part time by the Company and its subsidiaries.

Executive Officers of the Company

      Information regarding the executive officers of the Company as of March 1, 2001, which is not part of the Company's Proxy Statement for the 2001 Annual Meeting is as follows:

Name                       Age        Position
----                       ---        --------

John J. Mulherin           49         President and Chief Executive Officer

Gary P. Engle              49         Senior Vice President-Chief Financial
                                      Officer and Chief Administrative Officer

Donald A. Carlson, Jr.     54         Senior Managing Director, B.C. Ziegler
                                      and Company

S. Charles O'Meara         51         Senior Vice President, Secretary and
                                      General Counsel

Jeffrey C. Vredenbregt     47         Vice President-Controller, Treasurer

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

     Mr. Donald A. Carlson, Jr. is a Senior Managing Director of the Capital Markets Group of B.C. Ziegler and Company, a subsidiary of the Company. Mr. Carlson is a director of the Company.

     Mr. Gary Engle began employment with the Company on April 20, 1999 and serves as Senior Vice President and Chief Financial Officer of the Company. In 2000, he was appointed Chief Administrative Officer. Mr. Engle was previously employed as Chief Financial Officer of Firstar Investment Research and Management Company from 1996 to 1999 and was employed by Robert W. Baird & Co., Incorporated from 1978 to 1996.

     Mr. S. Charles O'Meara began employment with the Company and BCZ as Senior Vice President and General Counsel on January 15, 1993 and also serves as Secretary of the Company.

     Mr. Jeffrey C. Vredenbregt began employment with the Company on May 18, 1987 and serves as Vice President, Treasurer and Controller.

Statement Regarding Forward Looking Disclosure

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of financial and legal risks which necessarily accompany various segments of the Company's business, interest rates, retention of key employees, profitable operations of the institutional trading desks, and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct.

ITEM 2.   PROPERTIES.
          ----------

     The Company, BCZ and ZAMI lease commercial office space at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4209. BCZ owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as an office for the Company and all subsidiaries, except PMC (and its subsidiaries). This three-story building has approximately 77,000 square feet of space. BCZ also owns one other commercial building located in close proximity to its principal office building.

     BCZ occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 55 Brendon Way, Suite 500, Indianapolis, Indiana 46077; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 111 Second Avenue, N.E., Suite 915, St. Petersburg, Florida 33701; 200 California Street, Suite 400, San Francisco, California 94111-4341; and 8100 Professional Place, Suite 312, Landover, Maryland 20785.

     PMC occupies leased premises in Denver, Colorado.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year 2000 to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          -------

     Page references to the Company's 2000 Annual Report in this Part II refer to the hard copy print report, and not to pages on the SEC's electronic file system, EDGAR.

     The Company's Common Stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's Common Stock on the American Stock Exchange for each quarter during the Company's 2000 and 1999 fiscal years and information about the cash dividends paid on the Company's Common Stock for each quarter during 2000 and 1999 may be found on page 36 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. On March 14, 2001, the average of the bid and ask price of the Company's Common Stock was $15.90. As of March 16, 2001, the Company had approximately 310 record holders (including Cede/DTC) of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     Information about the Company's operating revenue, net income (loss), earnings (loss) per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1996 through 2000 may be found on pages 33-34 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     Information about the Company's analysis of financial conditions and results of operations for the fiscal years 2000, 1999 and 1998 may be found on pages 25 through 34 of the Company's 2000 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
          ---------------------------------------------------------

     The business activities of the Company and the potential for changes in value of the Company's financial instruments owned is referred to as "market risk." Market risk to the Company arises from changes in interest rates, credit spreads and other relevant factors. Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds. The Company manages its exposure to interest rate risk by monitoring its securities inventory with respect to its total capitalization and regulatory net capital requirements.
The Company's securities inventories are marked to market and, accordingly, represent current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories may have contractual maturities in excess of several years, the inventories, on average, turn over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to market risk. The Company has used futures contracts to minimize the effect of potential interest rate changes. The Company's accounting policies for these agreements are described in Note 1 of the Company's Notes to Consolidated Financial Statements and are incorporated herein. For additional information on the Company's financial instruments, see also Notes 1 and 20 of the Notes to the Consolidated Financial Statements.

     The table below provides information about the Company's financial instruments as of December 31, 2000 that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Fair value is derived in accordance with the accounting policies described in Note 20 to the Notes to the Consolidated Financial Statements. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell" and "Securities sold under agreements to repurchase" and non-trading accounts are shown in all other captions.

                                                        Notional          Fair
                                                         Amount          Value
                                                         ------          -----
FORWARD DEBT SERVICE AGREEMENT                         $5,005,000        $(72)
------------------------------
Index: Municipal Market Data Services AAA/Aaa Scale plus a forward spread

FORWARD INTEREST RATE AGREEMENT                        $5,005,000        $ (3)
-------------------------------
Index: Municipal Market Data Services AAA/Aaa Scale plus a forward spread (Hedge to above instrument)

     For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

                                                        Expected Maturity Dates
                                                       (US dollars in thousands)
                                      -------------------------------------------------------------
                                      2001       2002      2003       2004      2005     Thereafter      Total   Fair Value
                                      ----       ----      ----       ----      ----     ----------      -----   ----------
ASSETS
------
SECURITIES INVENTORY - FIXED RATE
----------------------------------
   Municipal bond issues             $   10     $   10    $   13     $    3    $   10      $22,086      $22,132   $20,122
     Weighted average interest rate   6.88%      4.90%     7.83%      5.50%     6.93%        6.72%

   Collateralized Mortgage                -          -         -          -         -        5,464        5,464       710
     obligations (1)<F1>
     Weighted average interest rate                                                          8.80%

   Institutional Bonds                    1         19         5         10         2        5,160        5,197     4,959
     Weighted average interest rate   9.85%      6.50%     8.50%      7.43%     7.25%        9.10%

   Other                                 10          -         -          -         5          228          243       241
     Weighted average interest rate   7.33%                                     6.30%        7.12%

SECURITIES INVENTORY-VARIABLE RATE
----------------------------------
   Municipal Variable rate                -          -         -          -         -       17,645       17,645    17,645
     demand notes
     Weighted average interest rate                                                          4.93%

NOTES RECEIVABLE                     11,499        314       345        378       368        1,552       14,456    14,396
----------------
   Weighted average interest rate     8.84%      9.25%     9.25%      9.25%     9.25%        9.09%

OTHER INVESTMENTS                         -          -         -          -         -       26,030       26,030    26,030
-----------------
   Weighted average interest rate                                                            8.86%


LIABILITIES
-----------

SHORT-TERM NOTES PAYABLE (2)<F2>      2,993          -         -          -         -            -        2,993     2,993
--------------------------------
   Weighted average interest rate     6.73%

SECURITIES SOLD UNDER AGREEMENT      22,374          -         -          -         -            -       22,374    22,374
-------------------------------
TO REPURCHASE(2)<F2>
--------------------
   Weighted average interest rate     6.83%

NOTES PAYABLE                        11,500          -         -          -         -            -       11,500    11,500
-------------
   Weighted average interest rate     8.25%

BONDS PAYABLE - FIXED RATE(1)<F1>         -          -         -          -         -        3,302        3,302     3,106
---------------------------------
   Weighted average interest rate                                                            8.29%

(1)<F1>   Assumes no prepayment
(2)<F2> The information shown above includes actual interest rates at December 31, 2000 and assumes no changes in interest rates in 2001 or thereafter.

Equity Risk

     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on portfolios it manages in the form of equity risk. BCZ manages a portfolio of approximately $1.9 billion of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's accounts have approximately $5.6 billion of assets under administration from which BCZ and PMC receive periodic fees. Exposure exists to changes in equity values due to the fact that fee income is primarily based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Company's Consolidated Financial Statements containing consolidated statements of financial condition for the years 2000 and 1999 may be found on page 6 of the Company's 2000 Annual Report to Shareholders; consolidated statements of operations for the years 2000, 1999 and 1998 may be found on page 7 of the Company's 2000 Annual Report to Shareholders, consolidated statements of cash flows for the years 2000, 1999 and 1998 may be found on pages 9 and 10 of the Company's 2000 Annual Report to Shareholders; consolidated statements of stockholders' equity for 2000, 1999 and 1998 may be found on page 8 of the Company's 2000 Annual Report to Shareholders. The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 11 through 32 of the Company's 2000 Annual Report to Shareholders. Such Consolidated Financial Statements and report of Arthur Andersen LLP are incorporated herein by reference.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     There have been no reportable events.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

     Information about the Company's directors and those persons nominated to become directors may be found on pages 3, 4, 5 and 6 of the Company's March 26, 2001 Proxy Statement incorporated herein by reference.

     Information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found on pages 6, 7 and 8 of the Company's March 26, 2001 Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     Information concerning principal securities holders and securities holdings of management may be found on pages 3 and 4 of the Company's March 26, 2001 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     There have been no transactions since the beginning of fiscal year 2000, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

     Information in response to this Item is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors."

                                  PART IV

ITEM 14(A).    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               -------------------------------------------------------
               FORM 8-K.
               --------

     1.    Financial Statements

     The following financial statements are incorporated herein by reference in Part II at Item 8 above.

          (i) Consolidated Statements of Financial Condition - December 31, 2000 and 1999.

          (ii) Consolidated statements of operations - years ended December 31, 2000, 1999 and 1998.

          (iii) Consolidated statements of cash flows - years ended December 31, 2000, 1999 and 1998.

          (iv) Consolidated statements of stockholders' equity - years ended December 31, 2000, 1999 and 1998.

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

     The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:

                Report of Independent Public Accountants on
                           Supplemental Schedule.

    Report of Independent Public Accountants on and Financial Statements of Ziegler Mortgage Securities, Inc. II (Commission file number: 33-92454)

ITEM 14(B).    REPORTS ON FORM 8-K
               -------------------

     None.

               EXHIBITS
               --------

     See Exhibit Index.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
-----------------------------------------------------------------

To the Board of Directors and Shareholders of The Ziegler Companies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 26, 2001

                           THE ZIEGLER COMPANIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                          COL. A            COL. B             COL. C             COL. D             COL. E
                                          ------            ------             ------             ------             ------
                                                                    ADDITIONS
                                                            -------------------------
DESCRIPTION
                                        Balance at          Charged          Charged to                            Balance at
                                       December 31,           to           Other Accounts-     Deductions-        December 31,
                                           1999             Expense         (Note 1)<F3>       (Note 2)<F4>           2000
                                           ----             -------         ------------       ------------           ----
Reserve for loan losses (Note 3)<F5>    $2,605,596         $314,715          $(154,500)         $(83,175)          $2,682,636
                                        ----------         --------          ---------          --------           ----------
                                        ----------         --------          ---------          --------           ----------

                                        Balance at                                                                 Balance at
                                       December 31,                                                               December 31,
                                           1998                                                                       1999
                                           ----                                                                       ----
Reserve for loan losses (Note 3)<F5>    $2,548,259         $300,446          $(179,000)          $(64,109)         $2,605,596
                                        ----------         --------          ---------           --------          ----------
                                        ----------         --------          ---------           --------          ----------

                                        Balance at                                                                 Balance at
                                      December  31,                                                               December 31,
                                           1997                                                                       1998
                                           ----                                                                       ----
Reserve for loan losses (Note 3)<F5>    $2,838,507         $120,600          $(340,000)          $(70,848)         $2,548,259
                                        ----------         --------          ---------           --------          ----------
                                        ----------         --------          ---------           --------          ----------

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

                                  THE ZIEGLER COMPANIES, INC.

    March 23, 2001                By: /s/ John J. Mulherin
                                      ------------------------------------
                                      John J. Mulherin
                                      President and CEO and Director (Principal
                                      Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    March 27, 2001                    /s/ Donald A. Carlson
                                  ----------------------------------------------
                                     Donald A. Carlson, Director

    March 26, 2001                    /s/ Gary P. Engle
                                  ----------------------------------------------
                                     Gary P. Engle
                                     Senior Vice President, Chief Financial
                                     Officer and Chief Administrative Officer
                                     (Principal Financial Officer)

    March 26, 2001                    /s/ John C. Frueh
                                  ----------------------------------------------
                                     John C. Frueh, Director

    March 24, 2001                    /s/ Gerald J. Gagner
                                  ----------------------------------------------
                                     Gerald J. Gagner, Director

    March 27, 2001                    /s/ John R. Green
                                  ----------------------------------------------
                                     John R. Green, Director

    March 23, 2001                    /s/ Peter R. Kellogg
                                  ----------------------------------------------
                                     Peter R. Kellogg, Director and Chairman

    March 23, 2001                    /s/ John J. Mulherin
                                  ----------------------------------------------
                                     John J. Mulherin, President and Chief
                                     Executive Officer and Director (Principal
                                     Executive Officer)

    March 26, 2001                    /s/ Jeffrey C. Vredenbregt
                                  ----------------------------------------------
                                     Jeffrey C. Vredenbregt
                                     Vice President, Treasurer and Controller
                                     (Principal Accounting Officer)

    March 26, 2001                    /s/ Frederick J. Wenzel
                                  ----------------------------------------------
                                     Frederick J. Wenzel, Director

    March 22, 2001                    /s/ Bernard C. Ziegler III
                                  ----------------------------------------------
                                     Bernard C. Ziegler III, Director

                            THE ZIEGLER COMPANIES, INC.

                        Exhibit Index to Report on Form 10-K
                    for the fiscal year ended December 31, 2000

Exhibit                                      Incorporated by           Filed
No.      Description                            Reference             Herewith
-------  -----------                            ---------             --------

3.1      Articles of Incorporation   Previously filed as Exhibit C
         of the Company              to the Company's Proxy
                                     Statement dated March 8,
                                     1993.

3.2      By-Laws of the Company      Previously filed as Exhibit D
                                     to the Company's Proxy
                                     Statement dated March 8, 1993
                                     as amended herein by Exhibit
                                     3.1.

3.3      By-Laws of the Company,     Filed with Form 10-K for year
         as amended on February      ended December 31, 1997.
         18, 1997 (changing number
         of directors from nine to
         eight; see Article III,
         Section 3.02 of the By-
         Laws)

3.4      Amendment to Bylaws,        Filed with Form 10-K for year
         effective March 2000        ended December 31, 1999.

3.5      Amendment to Bylaws,                                            X
         effective January 30,
         2001 (reduces number
         of directors)

4.1      Indentures and Guaranty     Incorporated herein by
         Agreement                   reference under Exhibit 10
                                     below.

10       Material Contracts

10.1     1993 Employees' Stock       Incorporated by reference from
         Incentive Plan              the March 8, 1993 Proxy
                                     Statement.

10.2     1998 Stock Incentive Plan   Incorporated by reference from
                                     the March 31, 1998 Proxy
                                     Statement.

10.3     Statement Re Computation    Incorporated from 2000 Annual
         of Per Share Earnings.      Report to Shareholders, filed
                                     as Exhibit 13.1.

10.4     John Mulherin Employment                                        X
         Agreement and Offer
         Letter

10.5     Gary Engle Employment                                           X
         Agreement

10.6     Letter Agreement with M&I                                       X
         Marshall & Ilsley Bank
         dated September 14, 1999
         with Promissory Note

13.1     2000 Annual Report to                                           X
         Shareholders.

21.1     List of Subsidiaries of                                         X
         the Company.

23.1     Consent of Independent                                          X
         Public Accountants.