Form 10-K/A
period 2000-12-31
ZIEGLER COMPANIES INC
filed 2001-04-16
CIK 109312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A

                                Amendment No. 1

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Except as set forth below, there have been no transactions since the beginning of fiscal year 2000, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

     On December 29, 2000, Mr. John J. Mulherin, the Chief Executive Officer of the Company, executed a promissory note in favor of the Company evidencing his indebtedness to the Company in the principal amount of $67,906.67. Mr. Mulherin incurred this indebtedness to pay taxes due on receipt of restricted common stock. Under the December 29, 2000 promissory note, interest is accrued annually at the rate of 6.1%.

     On April 13, 2001, Mr. Mulherin entered into a replacement promissory note with the Company, which evidences his indebtedness of $120,000 to the Company. Interest on the April 13, 2001 promissory note, due April 15, 2002, is accrued annually at the variable short-term applicable federal rate.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE ZIEGLER COMPANIES, INC.

April 16, 2001                    By: /s/ Gary P. Engle
                                     ------------------------------------------
                                      Gary P. Engle
                                      Senior Vice President, Chief Financial
                                      Officer and Chief Administrative Officer

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

10.3     Statement Re Computation    Incorporated from 2000 Annual
         of Per Share Earnings.      Report to Shareholders, filed
                                     as Exhibit 13.1.

10.4     John Mulherin Employment                                        X
         Agreement and Offer
         Letter

10.5     Gary Engle Employment                                           X
         Agreement

10.6     Letter Agreement with M&I                                       X
         Marshall & Ilsley Bank
         dated September 14, 1999
         with Promissory Note

10.7     John J. Mulherin Promissory                                     X
         Note, dated December 29, 2000

10.8     Form of John J. Mulherin Promissory                             X
         Note, dated April 15, 2001

13.1     2000 Annual Report to                                           X
         Shareholders.

21.1     List of Subsidiaries of                                         X
         the Company.

23.1     Consent of Independent                                          X
         Public Accountants.