Form 10-Q
period 2001-03-31
ZIEGLER COMPANIES INC
filed 2001-05-15
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q


                         _______________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                    OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _______


                      Commission file number 1-10854


                       THE ZIEGLER COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


                Wisconsin                           39-1148883
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


           250 East Wisconsin Avenue, Milwaukee, Wisconsin  53202
        (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code:  (414) 277-4400


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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at April 30, 2001 was 2,413,968 shares.

                                     PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      March 31,  December 31,
                                                        2001         2000
(Dollars in thousands except per share amounts)      (Unaudited)
ASSETS
  Cash                                                $  2,465     $  1,868
  Short-term investments                                 9,379        5,230

    Total cash and cash equivalents                     11,844        7,098

  Securities inventory                                  14,996       43,677
  Accounts receivable                                    4,443        4,792
  Accrued income taxes receivable                        2,952        5,427
  Investment in and receivables from affiliates            532          527
  Notes receivable                                       3,316       14,456
  Other investments                                     22,702       26,030
  Deferred tax asset                                     2,823        2,976
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $13,725 and $13,495 respectively                      7,553        7,767
  Goodwill                                               9,229        9,411
  Other assets                                           3,012        2,486

    Total assets                                      $ 83,402     $124,647

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                            $  3,316     $  2,993
  Securities sold under agreements to repurchase        19,051       22,374
  Payable to clearing organizations                      4,098       24,320
  Accounts payable                                       1,677        2,280
  Accrued compensation                                   1,227        5,935
  Notes payable                                              -       11,500
  Bonds payable                                          2,768        3,302
  Other liabilities and deferred items                   8,460        8,789

    Total liabilities                                   40,597       81,493

Commitments

Stockholders' equity
  Common stock, $1 par, authorized
   7,500 shares, issued 3,544                            3,544        3,544
  Additional paid-in capital                             6,250        6,242
  Retained earnings                                     51,007       51,112
  Treasury stock, at cost, 1,132
   and 1,120 shares, respectively                      (17,916)     (17,699)
  Unearned compensation                                    (80)         (45)

    Total stockholders' equity                          42,805       43,154

    Total liabilities and stockholders' equity        $ 83,402     $124,647


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      2001          2000
(Dollars in thousands except per share amounts)
Revenues:
  Investment banking                                $ 5,276        $ 2,521
  Commission                                          4,168          6,133
  Investment management and advisory fees             8,022          7,278
  Interest and dividends                              1,414          1,773
  Other                                                 856          2,148

    Total revenues                                   19,736         19,853

Expenses:
  Employee compensation and benefits                  9,298         11,391
  Investment manager and other                        3,445          2,929
  Communications and data processing                  2,368          2,050
  Brokerage commissions and clearing                  1,096          1,347
  Occupancy                                           1,055          1,428
  Promotional                                           710            939
  Professional and regulatory                           542            566
  Interest                                              722          1,196
  Other operating expenses                              156            531

    Total expenses                                   19,392         22,377

Income (loss) before taxes                              344         (2,524)

Provision (benefit) for income taxes                    136         (1,007)

Net income (loss)                                   $   208        $(1,517)


Per share data:
  Basic and diluted net income (loss)               $  0.09         $(0.63)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            For the Three Months Ended
                                                              March 31,     March 31,
                                                                2001          2000

(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   208       $(1,517)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               887           822
      Unrealized (gain) loss on securities
        inventory                                                (125)          305
      Gain on sale of building                                   (295)            -
      Compensation expense related to restricted
        stock grants                                               15            19
      Deferred income taxes                                       153           359
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                                     349           960
          Accrued income taxes receivable                       2,475        (1,320)
          Securities inventory                                 28,807        55,527
          Other assets                                           (542)         (153)
        Increase (decrease) in:
          Payable to clearing organizations                   (20,222)      (49,880)
          Securities sold under agreements
            to repurchase                                      (3,323)         (442)
          Accounts payable                                       (603)         (112)
          Accrued compensation                                 (4,708)       (5,787)
          Other liabilities                                      (326)       (1,271)

          Net cash provided by (used in) operating
            activities                                          2,750        (2,490)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of building                                              350             -
    Payments received on notes receivable                      11,287           124
    Sales/paydowns of other investments                         3,328           385
  Payments for:
    Issuance of notes receivable                                 (161)            -
    Capital expenditures                                         (522)         (385)

          Net cash provided by investing activities            14,282           124

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                      (Unaudited)

                                                           For the Three Months Ended
                                                             March 31,     March 31,
                                                               2001          2000

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable                      $ 5,438       $ 5,010
    Exercise of employee stock options                             80             -
  Payments for:
    Principal payments on short-term notes
      payable                                                  (5,119)       (4,383)
    Repayments of bonds payable                                  (534)         (121)
    Purchase of treasury stock                                   (338)         (376)
    Cash dividends paid                                          (313)         (316)
  Net repayments under credit facilities                      (11,500)            -

          Net cash used in financing activities               (12,286)         (186)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   4,746        (2,552)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           7,098        17,243

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                               $11,844       $14,691


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter                          $   780       $   995
    Income taxes received during the quarter                  $(2,491)      $   (46)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Granting of restricted stock from treasury stock          $    50       $     -


              The accompanying notes to consolidated financial statements are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per share data)
                              March 31, 2001

Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.
It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price.
BCZ attempts to presell the securities issues to customers. BCZ had no outstanding commitments at March 31, 2001.

Note C -- Net Capital Requirements

     As registered broker-dealers, BCZ and Portfolio Brokerage Services, Inc.
(PBS), a subsidiary of PMC International, Inc., are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Such net capital requirements could restrict the ability of either subsidiary to pay dividends to its parent.

     Net capital information as of March 31, 2001, is as follows:

                                               BCZ          PBS

     Net capital                             $12,439        $886
     Net capital in excess of
       required net capital                  $12,075        $786
     Required net capital                       $364        $100
     Net capital ratio                      .44 to 1    .34 to 1

Note D -- Investment in Ziegler Mortgage Securities, Inc. II

     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Summarized income statement information is as follows:

                                             For the Three Months Ended
                                               March 31,     March 31,
                                                 2001         2000
     Revenues -
       Interest                                  $554         $635
       Gain on sale/redemption of
         mortgage certificates                    110            6

         Total revenues                          $664         $641

     Expenses -
       Interest expense                           528          574
       Other expenses                             136           67

         Total expenses                           664          641

     Net income                                  $  -         $  -

Note E -- Securities Inventory

    Securities inventory consisted of the following:

                                              March 31,   December 31,
                                                2001         2000

    Municipal bond issues                     $13,689      $37,767
    Collateralized mortgage obligations           677          710
    Corporate bond issues                         137            -
    Institutional bond issues                      77        4,959
    Other securities                              416          241

                                              $14,996      $43,677

Note F -- Payable to Clearing Organizations

    BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. A total of $4,061 of the amounts payable to clearing brokers at March 31, 2001 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $14,187 owned by BCZ.

Note G -- Notes Payable to Banks

    The Company has a line of credit in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing
Administration loan originations, all on a short-term basis. The Company had no short-term borrowings outstanding at March 31, 2001.

Note H -- Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the three month periods ended March 31:

                                                     2001       2000
     (Shares in thousands)
     Net income (loss) from continuing operations  $   208     $(1,517)

     Basic
     Weighted average shares outstanding             2,391       2,401

     Basic income (loss) per share                   $ .09       $(.63)

     Diluted
     Weighted average shares outstanding-
       Basic                                         2,391       2,401
     Effect of dilutive securities:
       Restricted stock                                 11           -
       Stock options                                     4           -

     Weighted average shares outstanding-
       Diluted                                       2,406       2,401

     Diluted income (loss) per share                 $ .09       $(.63)

     The diluted share base for the three month period ended March 31, 2000 excludes incremental shares related to restricted stock and options of 32 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the three month period ended March 31, 2000.

Note I -- Operating Segments

     The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and expenses of the operating units in each operating segment. Allocations of indirect administrative and operating costs are based on specific methodologies which consider the size of the operation and the extent of administrative services provided.

     The Capital Markets Group consists of the Company's fixed income institutional sales and trading, financial advisory, and institutional and public finance activities. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through retail distribution channels and in the Capital Markets Group when sold through institutional distribution channels.

     The Investment Services Group provides a wide range of financial products through its retail branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds, annuities and insurance products. The Investment Services Group also provides investment advisory services to Company-sponsored mutual funds and independent financial advisors, asset management services for institutional and individual clients, and performance reporting services for independent financial advisors, investment consultants, and other financial service organizations.

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses.

     Operating segment financial information is as follows:

                                            Three Months Ended March 31,
                                                 2001         2000
     Revenues
        Capital Markets                        $ 4,724      $ 2,621
        Investment Services                     13,609       14,433
        Corporate                                1,403        2,799

                                               $19,736      $19,853

     Net Income (Loss) Before Taxes:
       Capital Markets                         $   185      $(3,509)
       Investment Services                        (587)        (442)
       Corporate                                   746        1,427

                                               $   344      $(2,524)

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note J -- Accounting Pronouncement

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Due to the Company's current limited use of derivative instruments, the impact of the statement is not material.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company"), is engaged in financial services activities. These financial services activities are conducted through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate.

     The Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. The Capital Markets Group's services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, and Federal Housing Administration ("FHA") loan origination often in conjunction with investment banking activities. Capital Markets also includes sales and trading in both the primary and secondary markets for the Company's underwritten bonds as well as other taxable and tax-exempt fixed income securities. These activities are conducted through the B.C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services Group consists of three operating components:
Asset Management, Wealth Management and Portfolio Consulting. Asset Management provides investment advisory services to Company-sponsored mutual funds and separate account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by BCZ. Sales credits associated with underwritten offerings are reported in this operating segment when sold through the Company's retail distribution channels. The Portfolio Consulting operation provides "wrap account" services as an intermediary in matching investors with money managers, and provides performance reporting and other administrative services to independent financial advisors, investment consultants, and other financial services organizations. The Asset Management activities are conducted through BCZ and were conducted through Ziegler Asset Management, Inc. ("ZAMI") prior to 2001. ZAMI was merged into BCZ on January 1, 2001.
The Wealth Management activities are conducted through BCZ. The Portfolio Consulting activities are conducted primarily through PMC International, Inc. ("PMC"), the Company's Denver-based subsidiary.

     Corporate consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to Capital Markets and Investment Services using various methodologies which consider the size of the operation and the extent of administrative services provided.

     The Company's operating results are sensitive to various economic factors. During most of 2000, the general level of interest rates increased. The increased rates had an adverse impact on underwriting activities. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for many issuers. This was true in the municipal as well as the religious institution and private school bond underwriting markets during 2000. The recent decrease in interest rates beginning in late 2000 and early 2001 may induce issuers to refund higher interest rate bonds outstanding or to issue fixed rate debt to replace variable rate debt currently outstanding.

     Despite the rise in interest rates as noted above, the equity market returns often caused investors to strongly favor equity investment vehicles over fixed income investments. This flow of funds into equity investment vehicles caused a higher level of liquidations in tax-exempt mutual funds in 2000, which in turn reduced the ability of those mutual funds to purchase new issue municipal securities. Subsequent corrections and heightened volatility in the equity markets, especially in technology stocks, caused investors to reconsider their investment alternatives.

     During 2000, the Company continued to attract investors to its proprietary mutual funds, recently renamed the North Track Funds, despite the volatility in the equity markets. The Company also experienced net sales over redemptions through the first quarter of 2001. Despite positive net sales, the total value of assets under management decreased due to the reduction in market values of equity securities overall since early 2000.

     A change in interest rates also impacts the cost of financing inventory. Most of the Company's inventory is in the form of fixed rate debt instruments. The cost of financing will increase or decrease without a corresponding increase or decrease in interest income when the inventory is not sold. Further, the inventory being held may change in value as the result of general interest rate changes. The Company marks inventory to market to reflect those circumstances.

                 Results of Operations - Three months ended
                 March 31, 2001 Compared to March 31, 2000
                           (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:
                                                                  Increase/
For the Three Months Ended March 31,            2001      2000   (Decrease)
     Revenues
       Capital Markets                        $ 4,724   $ 2,621   $ 2,103

       Investment Services
         Asset Management                       2,137     2,321      (184)
         Wealth Management                      5,302     6,390    (1,088)
         Portfolio Consulting                   6,170     5,722       448
           Total Investment Services           13,609    14,433      (824)

       Other activities                         1,403     2,799    (1,396)

                                              $19,736   $19,853   $  (117)
     Net Income (Loss) Before Taxes
       Capital Markets                        $   185   $(3,509)  $ 3,694

       Investment Services
         Asset Management                         164       344      (180)
         Wealth Management                       (393)     (235)     (158)
         Portfolio Consulting                    (358)     (551)      193
           Total Investment Services             (587)     (442)     (145)

       Other Activities                           746     1,427      (681)

                                              $   344   $(2,524)  $ 2,868

     All references to 2001 and 2000 in the information below refer to the three months ended in both of those years unless otherwise indicated.

Capital Markets

     Capital Markets' total revenues increased $2,103 from $2,621 in 2000 to $4,724 in 2001. Increases in underwriting activity and trading profits were the primary reasons for the increase. A total of six senior and sole managed municipal underwriting transactions totaling $204 million were completed in 2001 compared to two transactions totaling $39 million in 2000. Taxable church and school underwriting activity decreased slightly with one transaction totaling $11,500 in 2001 compared to two transactions totaling $15,165 in 2000. Underwriting revenues increased $1,542 as the result of the increased underwriting activity. Trading profits increased $1,087 as the result of more favorable market activity. These increases were partially offset by decreases in commission income as the result of the termination of the Company's institutional equity sales activity and a decrease in interest income primarily as the result of lower inventory levels.

     Total expenses of this segment decreased $1,591 from $6,130 in 2000 to $4,539 in 2001. Employee compensation and benefits decreased $684 in 2001 primarily as the result of a decrease in employees associated with the termination of the institutional equity sales and preferred stock trading activities in April 2000 partially offset by increased commission expense associated with compensation paid on trading profits. Interest expense associated with the financing of inventory decreased $356 as the result of lower inventory levels. The balance of expense decreases was the result of cost reduction measures and was reflected in several categories of expense.

     Capital Markets net income before taxes was $185 in 2001 compared to a loss before taxes of $3,509 in 2000. Increased underwriting and trading activity and reductions in overall expenses were the primary reasons for the improved results in 2001. The terminated activities of preferred stock trading and institutional equity sales together incurred losses of $706 in 2000.

Investment Services

     The combined results for this segment resulted in revenues and net losses of $13,609 and $587 in 2001, respectively, compared to $14,433 and $442 in 2000, respectively.

Asset Management -
     Total revenues were $2,137 in 2001 compared to $2,321 in 2000, a decrease of $184. The primary reason for the decrease is a decrease in distributor commissions as the result of lower mutual fund sales volumes in 2001 as compared to 2000. Investment management fees increased slightly. Assets under management averaged $1.9 billion in both years as sales increases have been offset by market value declines.

     Total expenses were $1,973 in 2001 compared to $1,977 in 2000. Increases in compensation expense related to the addition of sales personnel and increased promotional expense were offset by decreases in administrative support expenses related to the Company's proprietary mutual fund family, the North Track Funds. Net income before income taxes was $164 in 2001 compared to $344 in 2000.

Wealth Management -
     Total revenues were $5,302 in 2001 compared to $6,390 in 2000, a decrease of $1,088. Decreased commission income on customer transactions is the primary reason for the decrease. Retail transaction volumes decreased in 2001 compared to 2000. Other revenues did not change significantly.

     Total expenses were $5,695 in 2001 compared to $6,625 in 2000, a decrease of $930. Reduced sales commissions on lower sales volumes partially offset by increased salary expenses reduced expenses by $442. Clearing fees decreased as the result of lower trading volumes and transaction cost decreases. The lower volumes as well as decreased marketing activities caused a reduction in promotional expenses. The net loss before taxes was $393 in 2001 compared to $235 in 2000 which included allocated joint costs of approximately $1,100 in each quarter.

Portfolio Consulting -
     Total revenues were $6,170 in 2001 compared to $5,722 in 2000, an increase of $448. The primary reason for the increase was an increase in investment advisory fees related to an overall growth in assets under advisement in 2001 as compared to 2000. Although there have been sales of additional services, market value declines have almost offset sales increases. The total value of the assets is the basis for the fees that are charged.

     Total expenses were $6,528 in 2001 compared to $6,273 in 2000, an increase of $255. Investment manager and related account fees increased $515 as the increase in the asset base caused increased costs. Transaction clearing charges also increased as this segment changed to a more scalable processing vendor. The expense increases were partially offset by decreases in compensation and related expenses as the result of the consolidation of sales offices and trading operations. The net loss before taxes was $358 in 2001 compared to $551 in 2000.

Corporate

Corporate total revenues were $1,403 in 2001 compared to $2,799 in 2000, a decrease of $1,396. First quarter results in 2000 included a significant nonrecurring revenue item, namely an award from an NASD arbitration panel of $1,700. First quarter 2001 results contain a nonrecurring item in the form of a $295 gain on the sale of a building. The balance of the revenues is primarily related to interest income on the Company's investments.

     Corporate total expenses were $657 in 2001 compared to $1,372 in 2000, a decrease of $715. Compensation and related expenses decreased approximately $770 as the result of cost reduction and consolidation measures. Other changes in expense categories were not significant. The total net income before taxes was $746 in 2001 compared to $1,427 in 2000.


Liquidity and Capital Resources
(Dollars in thousands)

     The Company's activities involve financial services. Variations in assets and liabilities are primarily related to these services. The level of securities inventory and the related financing of that inventory through the Company's clearing broker has the greatest impact on cash flow. The largest sources of cash flow in 2001 were the reduction in securities inventory and receipts on the repayment of notes receivable. The largest uses of cash were repayments of the margin loan from the Company's clearing broker to finance the Company's securities inventory and the repayment on the Company's line of credit. Capital expenditures for fixed assets are relatively insignificant. The Parent and each of its subsidiaries use various means to finance their operations.

     A source of cash for the Parent has been and continues to be the issuance of short-term notes of the Company. These notes have varying maturities up to 270 days, with the majority of notes being less than 60 days. In 2001, a total of $5,438 of notes were issued and $5,119 were repaid. The total balance of short-term notes outstanding was $3,316 as of March 31, 2001.

     The Parent also finances its activities through banking relationships shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under bank unsecured credit facilities at March 31, 2001. Amounts outstanding under repurchase agreements totaled $19,051 at March 31, 2001 and were used to finance government agency-backed CMOs included in Other Investments in the Consolidated Statements of Financial Condition.

     BCZ finances activities from its own resources, from an unsecured line of credit available through a banking relationship, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under bank unsecured credit facilities, repurchase agreements, or intercompany borrowings from the Parent at March 31, 2001. The amount due the clearing agent was $4,061 at March 31, 2001. Securities inventory held by BCZ is the underlying collateral for the amount due.

     BCZ acts as remarketing agent for approximately $1.9 billion of variable rate demand municipal securities, most of which BCZ previously underwrote.
The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $2,385 of variable rate securities were held in inventory at March 31, 2001. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

     ZFC, whose activities include FHA loan origination, finances its activities from its own resources, through intercompany borrowing from the Parent, and by arrangements with other parties involved in the FHA transaction. ZFC borrowed $7,700 from the Parent to finance a note receivable of $10,800 at December 31, 2000, both of which were repaid in January 2001.

     The Company's cash and cash equivalent position allows a certain degree of flexibility in its financial activities. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations.

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry and the healthcare sector of the U.S. economy, as well as the strength of the municipal securities marketplace, the ability of the Company to distribute securities it underwrites, the market value of mutual fund portfolios advised by the Company, the volume of sales by its retail brokers, and the ability to attract and retain qualified employees.

Quantitative and Qualitative Disclosure About Market Risk

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

     The table below provides information about the Company's financial instruments as of March 31, 2001 that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Trading accounts are shown in the caption "Securities Inventory", "Securities purchased under agreements to resell" and "Securities sold under agreements to repurchase" and

 I.  Forward Agreements
                                            Notational          Fair
                                              Amount            Value
    (Dollars in thousands)
    Forward Debt Services Agreement           $5,005            $133
    Index: Municipal Market Data Services AAA/Aaaa Scale plus a forward spread.

    Forward Interest Rate Agreement           $5,005            $(121)
    Index:  Municipal Market Data Services AAA/Aaaa Scale plus a forward
      spread.   (Hedge to above instrument.)

II.  Trading and Non Trading Portfolio

                                                     Expected Maturity Dates
                                         2001    2002   2003   2004    2005  Thereafter Total Fair Value
                                                     (U.S. Dollars in thousands)
ASSETS

Securities Inventory - fixed rate
Municipal bond issues                  $     -  $   -  $  32  $    -  $   5   $13,085  $13,122 $11,304
  Weighted average interest rate                       5.87%          5.00%     6.30%

Collateralized Mortgage obligations(1)       -      -      -       -      -    5,466    5,466      677
  Weighted average interest rate                                               8.80%

Corporate Bond issues                        -      -      -       -      -      139      139      137
  Weighted average interest rate                                               7.50%

Institutional Bonds                          4      10     -       -      -       63       77       77
  Weighted average interest rate         8.46%   7.50%                         8.39%

Other                                        -       -     -       -      -      414      414      416
  Weighted average interest rate                                               6.15%

Securities Inventory - variable rate
Variable rate demand notes                   -       -     -       -      -    2,385    2,385    2,385
  Weighted average interest rate                                               3.55%

Notes receivable                           217     314   345     378    414    1,648    3,316    3,346
  Weighted average interest rate         9.25%   9.25% 9.25%   9.25%  9.25%    9.11%

Other investments                            -       -     -       -      -   22,702   22,702   22,702
  Weighted average interest rate                                               8.76%

LIABILITIES

Short-term notes payable(2)            $ 3,316  $  -   $   -  $    -  $   -   $     -  $ 3,316 $ 3,316
  Weighted average interest rate         5.55%

Securities sold under agreement to
repurchase(2)                           19,051     -       -       -      -         -   19,051   19,051
  Weighted average interest rate         5.28%

Bonds payable - fixed rate(3)               -      -       -       -      -      2,768    2,768   2,694
  Weighted average interest rate                                                 8.34%

(1) Estimated cash flows assume no prepayments or credit defaults.  Fair value considers the deterioration in the underlying home equity loans.
(2) The information shown above includes actual interest rates at March 31, 2001 and assumes no changes in interest rates in 2001 or thereafter.
(3) Estimated cash flows assume no prepayments.

Equity Risk

    In addition to interest rate risk, the Company faces market risk associated with the fees it earns on portfolios it manages in the form of equity risk. BCZ manages a portfolio of approximately $1.8 billion of separately managed and mutual fund accounts. Additionally, BCZ's and PMC's accounts have approximately $5.3 billion of assets under administration from which BCZ and PMC receive periodic fees. Exposure exists to changes in equity values due to the fact that fee income is primarily based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

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

                                   PART II

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders

     The Registrant held an annual meeting on Tuesday, April 24, 2001 for which a proxy statement was sent to shareholders of record at the close of business on March 14, 2001. A brief description of the matters voted upon is as follows:

     1.  To elect two directors for a term of three years; and

     2. To transact any other business which may properly come before the meeting, or any adjournments thereof.

     A total of 2,126,848 shares were voted.  The following votes were cast:

     1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                           Grant         Withhold
         P. R. Kellogg                   1,756,047        370,801
         J. R. Green                     1,754,747        372,101

         The following directors continued their unexpired terms in office:
         B. C. Ziegler III, D. A. Carlson, J. C. Frueh, G. J. Gagner and
         J. J. Mulherin.

     2.  To act on other business:

                                           Grant         Withhold
                                         2,126,848           0

Item 5.  Other information
     Mr. John J. Mulherin, the Chief Executive Officer of the Company, held a promissory note in favor of the Company evidencing his indebtedness to the Company in the principal amount of $67,906.67. On April 13, 2001, Mr. Mulherin entered into a replacement promissory note with the Company, which evidences his indebtedness of $120,000 to the Company. Interest on the April 13, 2001 promissory note, due April 15, 2002, is accrued annually at the variable short-term applicable federal rate.

Item 6.  Exhibits and Reports on Form 8-K

                None

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ZIEGLER COMPANIES, INC.

Dated:  May 15, 2001                      By /s/ John J. Mulherin
                                             John J. Mulherin
                                             President and CEO

Dated:  May 15, 2001                     By  /s/ Gary P. Engle
                                             Gary P. Engle
                                             Senior Vice President/CFO

1