Form 10-Q
period 2001-06-30
ZIEGLER COMPANIES INC
filed 2001-08-14
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2001

                                      OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____


                        Commission file number 1-10854


                          THE ZIEGLER COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


                 Wisconsin                           39-1148883
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


              250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202
            (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (414) 978-6400


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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at July 31, 2001 was 2,413,968 shares.

                                    PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      June 30,   December 31,
                                                       2001          2000
(In thousands except per share amounts)             (Unaudited)
ASSETS
  Cash                                               $  3,325      $  1,868
  Short-term investments                                5,835         5,230

    Total cash and cash equivalents                     9,160         7,098

  Securities inventory                                 54,936        43,677
  Accounts receivable                                   5,399         4,792
  Accrued income taxes receivable                       2,550         5,427
  Investment in and receivables from affiliates           583           527
  Notes receivable                                      3,096        14,456
  Other investments                                    20,401        23,530
  Deferred tax asset                                    2,833         2,976
  Land, buildings and equipment, at cost,
    net of reserves for depreciation of
    $14,074 and $13,495, respectively                   7,291         7,767
  Goodwill                                              9,046         9,411
  Other assets                                          2,625         2,486

    Total assets                                     $117,920      $122,147

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  2,991      $  2,993
  Securities sold under agreements to repurchase       18,904        22,374
  Payable to clearing organizations                    41,905        24,320
  Accounts payable                                      1,713         2,280
  Accrued compensation                                  2,117         5,935
  Notes payable to banks                                    -        11,500
  Bonds payable                                         2,711         3,302
  Other liabilities and deferred items                  4,458         6,289

    Total liabilities                                  74,799        78,993

Commitments

Stockholders' equity
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,250         6,242
  Retained earnings                                    51,275        51,112
  Treasury stock, at cost, 1,130
    and 1,120 shares, respectively                    (17,882)      (17,699)
  Unearned compensation                                   (66)          (45)

    Total stockholders' equity                         43,121        43,154

    Total liabilities and stockholders' equity       $117,920      $122,147


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                       June 30,     June 30,
                                                        2001         2000
(In thousands except per share amounts)
Revenues:
  Investment banking                                 $ 5,280       $ 5,583
  Commissions                                        3,849         5,169
  Investment management and advisory fees              8,263         7,564
  Interest and dividends                               1,241         1,468
  Other                                                3,306           598

    Total revenues                                    21,939        20,382

Expenses:
  Employee compensation and benefits                   9,997        10,149
  Investment manager and other                         3,451         3,070
  Communications and data processing                   2,709         2,414
  Promotional                                          1,213         1,247
  Occupancy                                            1,193         1,036
  Brokerage commissions and clearing                     972         1,102
  Professional and regulatory                            352           742
  Interest                                               697           927
  Other                                                374           472

    Total expenses                                    20,958        21,159

Income (loss) before taxes                               981          (777)

Provision for (benefit from) income taxes                399          (265)

Net income (loss)                                    $   582       $  (512)


Per share data:
  Basic and diluted net income (loss)                $  0.24       $ (0.21)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    For the Six Months Ended
                                                     June 30,       June 30,
                                                       2001           2000
(In thousands except per share amounts)
Revenues:
  Investment banking                                 $10,557       $ 8,104
  Commissions                                          8,017        11,302
  Investment management and advisory fees             16,285        14,842
  Interest and dividends                               2,654         3,241
  Other                                                4,162         2,746

    Total revenues                                    41,675        40,235

Expenses:
  Employee compensation and benefits                  19,295        21,540
  Investment manager and other                         6,895         5,999
  Communications and data processing                   5,077         4,900
  Brokerage commissions and clearing                   2,068         2,449
  Occupancy                                            2,249         2,028
  Promotional                                          1,923         2,186
  Professional and regulatory                            894         1,308
  Interest                                             1,419         2,123
  Other                                                530         1,003

    Total expenses                                    40,350        43,536

Income (loss) before taxes                             1,325        (3,301)

Provision for (benefit from) income taxes                535        (1,272)

Net income (loss)                                    $   790       $(2,029)


Per share data:
  Basic and diluted net income (loss)                 $ 0.33        $(0.85)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                        2001          2000
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $   790       $(2,029)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                     1,809         1,611
      (Gain)/loss on sale of land and equipment          (273)          (32)
      Gain on sale of insurance operations               (851)            -
      Unrealized (gain) loss on securities
        inventory                                        (232)          125
      Compensation expense paid in stock                  142           325
      Deferred income taxes                               143           254
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                            (607)          979
          Accrued income tax receivable                 2,877        (1,363)
          Securities inventory                        (11,027)       59,219
          Other assets                                   (215)         (246)
        Increase (decrease) in:
          Payable to clearing organizations            17,585       (53,652)
          Securities sold under agreements to
            repurchase                                 (3,470)         (978)
          Accounts payable                               (567)         (201)
          Accrued compensation                         (3,818)            -
          Other liabilities                              (593)       (6,934)

    Net cash provided by (used in) operating
      activities                                        1,693        (2,922)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of land and equipment                            351           702
    Sale of insurance operations, net                     591             -
    Decrease in investment in affiliate                     -         1,000
    Payments received on notes receivable              11,360           257
    Sales/paydowns on other investments                 3,476           695
  Payments for:
    Capital expenditures                               (1,031)       (1,023)
    Increase in notes receivable                            -       (19,630)
    Purchase of other investments                      (1,320)            -

    Net cash provided by (used in) investing
      activities                                       13,427       (17,999)
</TABLE

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                        2001         2000
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable              $10,598       $11,607
    Exercise of employee stock options                      -            40
  Payments for:
    Principal payments on short-term notes
      payable                                         (10,600)      (12,951)
    Repayment of bonds payable                           (591)         (188)
    Purchase of treasury stock                           (338)         (512)
    Cash dividends                                       (627)         (630)
  Net borrowing (repayments) under credit
    facilities                                        (11,500)       12,800

    Net cash provided by (used in)
      financing activities                            (13,058)       10,166

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      2,062       (10,755)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7,098        17,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 9,160       $ 6,488


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                   $ 1,442       $ 1,926
    Income taxes received during the period           $(2,486)      $  (163)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Granting of restricted stock from treasury stock  $    50       $     -


            The accompanying notes to consolidated financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                June 30, 2001

Note A - Basis of Presentation

     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. ("ZCO") and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B - Commitments and Contingent Liabilities

     In the normal course of business, B.C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to presell the securities issues to customers. BCZ had no outstanding commitments at June 30, 2001. In conjunction with an investment in a limited partnership to provide a source of financing to the for-profit senior living industry, ZCO has a commitment to provide an additional $2,180. ZCO has contributed $320 through June 30, 2001.

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

     Net capital information as of June 30, 2001, is as follows:

                                              BCZ          PBS

     Net capital                            $10,439       $640
     Net capital in excess of
       required net capital                 $10,059       $540
     Required net capital                      $380       $100
     Net capital ratio                     .55 to 1   .36 to 1


Note D - Investment in Ziegler Mortgage Securities, Inc. II

     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                   June 30,       June 30,
                                                     2001           2000
     Revenues -
       Interest                                      $458           $623
       Gain on sale/redemption of
         mortgage certificates                        234              8

           Total revenues                            $692           $631

     Expenses -
       Interest                                       436            570
       Other expenses                                 256             61

           Total expenses                             692            631

     Net income                                      $  -           $  -

                                                  For the Six Months Ended
                                                   June 30,       June 30,
                                                     2001           2000
     Revenues -
       Interest                                    $1,012         $1,258
       Gain on sale/redemption of
         mortgage certificates                        344             14

           Total revenues                          $1,356         $1,272

     Expenses -
       Interest                                       964          1,144
       Other expenses                                 392            128

           Total expenses                           1,356          1,272

     Net income                                    $    -         $    -

Note E - Securities Inventory

     Securities inventory consisted of the following:

                                                     June 30,  December 31,
                                                       2001        2000
     Municipal bond issues                           $52,956     $37,767
     Collateralized mortgage obligations                 642         710
     Institutional bond issues                           128       4,959
     Other securities                                  1,210         241

                                                     $54,936     $43,677

Note F - Payable to Clearing Organizations

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. A total of $41,873 of the amounts payable to the clearing brokers at June 30, 2001 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $53,230 owned by BCZ.
Note G - Notes Payable to Banks

     The Company has a line of credit in place to obtain short-term funds. Short-term borrowings are used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing Administration loan originations, all on a short-term basis. The Company had no outstanding short-term borrowings at June 30, 2001.

Note H - Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the following periods ended June 30:

                                                   For the Three Months Ended
                                                       June 30,    June 30,
     (In thousands except per share amounts)             2001       2000
     Income (loss) from continuing operations            $582       $(512)

     Basic
     Weighted average shares outstanding                2,398       2,393

     Basic income (loss) per share                      $ .24       $(.21)

     Diluted
     Weighted average shares outstanding-
       Basic                                            2,398       2,393
     Effect of dilutive securities:
       Restricted stock                                    12           -
       Stock options                                        -           -

     Weighted average shares outstanding-
       Diluted                                          2,410       2,393

     Diluted income (loss) per share                    $ .24       $(.21)

     The diluted share base for the three month period ended June 30, 2000 excludes incremental shares related to restricted stock and stock options totaling 34 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the three month period ended June 30, 2000.

                                                     For the Six Months Ended
                                                        June 30,  June 30,
                                                         2001       2000
     Income (loss) from continuing operations            $790     $(2,029)

     Basic
     Weighted average shares outstanding                2,395       2,397

     Basic income (loss) per share                      $ .33       $(.85)

     Diluted
     Weighted average shares outstanding-
       Basic                                            2,395       2,397
     Effect of dilutive securities:
       Restricted stock                                    12           -
       Stock options                                        2           -

     Weighted average shares outstanding-
       Diluted                                          2,409       2,397

     Diluted income (loss) per share                    $ .33       $(.85)

     The diluted share base for the six month period ended June 30, 2000 excludes incremental shares related to restricted stock and stock options totaling 28 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the six month period ended June 30, 2000.

Note I - Operating Segments

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

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses.

     Operating segment financial information is as follows:

                                            Three Months Ended June 30,
                                                 2001         2000
     Revenues
        Capital Markets                        $ 6,379      $ 4,899
        Investment Services                     14,123       14,134
        Corporate                                1,437        1,349

                                               $21,939      $20,382

     Net Income (Loss) Before Taxes:
       Capital Markets                         $ 1,283      $   151
       Investment Services                        (535)        (746)
       Corporate                                   233         (182)

                                               $   981      $  (777)

                                             Six Months Ended June 30,
                                                 2001         2000
     Revenues
        Capital Markets                        $11,103      $ 7,520
        Investment Services                     27,732       28,328
        Corporate                                2,840        4,387

                                               $41,675      $40,235

     Net Income (Loss) Before Taxes:
       Capital Markets                         $ 1,468      $(3,358)
       Investment Services                      (1,122)      (1,188)
       Corporate                                   979        1,245

                                               $ 1,325      $(3,301)

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note J - Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Due to the Company's current limited use of derivative instruments, the impact of the statement is not material.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations".

     SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations with an acquisition date of July 1, 2001, or later. SFAS No. 142 makes goodwill no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting requirements for obligations to retire long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate the adoption of these statements will materially impact earnings or financial condition in part due to the sale of PMC International, Inc. ("PMC"). See Note L.

Note K - Sale of Insurance Operation

     At June 30, 2001, the Company sold its insurance operation. The gain after all related expenses was $851 before taxes. The Company received cash of $650 at closing and will receive $259 in 2002. There is also a contingent payment associated with retention of the customer base by the purchaser which could potentially increase the proceeds to the Company in 2002.

Note L - Subsequent Event

     In July 2001, the Company signed a definitive agreement to sell PMC International, Inc. ("PMC"), its Denver-based managed account and performance reporting services subsidiary. The sale of PMC includes its respective subsidiaries, Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. The transaction has not yet closed. The Company will retain a minority stake in the merged company.

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

     The Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. The Capital Markets Group's services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, and Federal Housing Administration ("FHA") loan origination, often in conjunction with investment banking activities. Capital Markets also includes sales and trading in both the primary and secondary markets for the Company's underwritten bonds as well as other taxable and tax-exempt fixed income securities. These activities are conducted through the B.C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services Group consists of three operating components:
Asset Management, Wealth Management and Portfolio Consulting. Asset Management provides investment advisory services to Company-sponsored mutual funds and separate account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by BCZ. Sales credits associated with underwritten offerings are reported in this operating segment when sold through the Company's retail distribution channels. The Portfolio Consulting operation provides "wrap account" services as an intermediary in matching investors with money managers, and provides performance reporting and other administrative services to independent financial advisors, investment consultants, and other financial services organizations. The Asset Management activities are conducted through BCZ and were conducted through Ziegler Asset Management, Inc. ("ZAMI") prior to 2001. ZAMI was merged into BCZ on January 1, 2001.
The Wealth Management activities are conducted through BCZ. The Portfolio Consulting activities are conducted primarily through PMC International, Inc. ("PMC"), the Company's Denver-based subsidiary.

     Corporate consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to Capital Markets and Investment Services using various methodologies which consider the size of the operation and the extent of administrative services provided.

     The Company's operating results are sensitive to various economic factors. During most of 2000, the general level of interest rates increased. The increased rates had an adverse impact on underwriting activities. Consequently, the issuance of bonds to refund bonds already outstanding became uneconomical for many issuers. This was true in the municipal as well as the religious institution and private school bond underwriting markets during 2000. The decrease in interest rates beginning in late 2000 and continuing into 2001 has begun to induce issuers to refund higher interest rate bonds outstanding or to issue fixed rate debt to replace variable rate debt currently outstanding. The Company's calendar of fixed income underwriting transactions has strengthened considerably since 2000 given the current economic environment. The agency derivative business has also strengthened in conjunction with the underwriting calendar.


     Despite the rise in interest rates in 2000 as noted above, the equity market returns often caused investors to strongly favor equity investment vehicles over fixed income investments. This flow of funds into equity investment vehicles caused a higher level of liquidations in tax-exempt mutual funds in 2000, which in turn reduced the ability of those mutual funds to purchase new issue municipal securities. This situation is reversing itself in 2001 as the decline in the equity markets has caused investors to reconsider fixed income securities, a market sector in which the Company has a long-standing reputation for expertise.

     During 2000, the Company continued to attract investors to its proprietary mutual funds, recently renamed the North Track Funds, despite the volatility in the equity markets. The North Track funds have experienced a very modest level of net sales over redemptions in 2001 in its proprietary mutual funds. Despite these positive net sales, the total value of assets under management decreased due to the reduction in market values of equity securities overall since early 2000 and continuing into 2001.

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

                  Results of Operations - Three months ended
                    June 30, 2001 Compared to June 30, 2000
                           (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the three months ended June 30,               2001      2000   (Decrease)
     Revenues
       Capital Markets                          $ 6,379   $ 4,899   $ 1,480

       Investment Services Group
         Asset Management                         2,102     2,211      (109)
         Wealth Management                        5,952     6,094      (142)
         Portfolio Consulting                     6,069     5,829       240
           Total Investment Services             14,123    14,134       (11)

       Corporate                                  1,437     1,349        88

                                                $21,939   $20,382   $ 1,557

     Net Income (Loss) Before Taxes
       Capital Markets Group                    $ 1,283   $   151   $ 1,132

       Investment Services Group
         Asset Management                          (211)      193      (404)
         Wealth Management                          188      (247)      435
         Portfolio Consulting                      (512)     (692)      180
           Total                                   (535)     (746)      211

       Corporate                                    233      (182)      415

                                                $   981   $  (777)  $ 1,758

     All references to 2001 and 2000 in the information below refer to the three months ended in both of those years unless otherwise indicated.

Capital Markets

     Total revenues for this segment increased $1,480 from $4,899 in 2000 to $6,379 in 2001. The primary reason for the increase in revenues was the origination and sale of FHA originated loans which increased $1,685 between periods. This increase was partially offset by a decrease in underwriting revenue. Despite increased total underwriting volumes in 2001, revenue was not recognized until inventory was sold. This situation caused decreased revenues in 2001 compared to 2000. Nine senior and sole managed municipal underwriting transactions totaling $171 million were completed in 2001 compared to six transactions totaling $160 million that were completed in 2000. Taxable church and school underwriting activity increased with three transactions totaling $11 million in 2001 compared to five transactions totaling $9 million in 2000. Changes to other revenue items were not significant.

     Total expenses of this segment increased $348 from $4,748 in 2000 to $5,096 in 2001. The increase is primarily due to an increase in compensation expense related to the addition of investment bankers. The resulting net income before taxes for the capital markets operation was $1,283 in 2001 compared to $151 in 2000.

Investment Services Group

     This segment is composed of three operating components: asset management, wealth management, and portfolio consulting. The combined results for this segment resulted in revenues and net losses of $14,123 and $535 in 2001 compared to $14,134 and $746 in 2000, respectively. Improvements in the wealth management and portfolio consulting operations were offset by a loss in the asset management operation.


Asset Management-
     Total revenues of the asset management operation were $2,102 in 2001 compared to $2,211 in 2000. Distributor commissions declined in 2001 compared to 2000 as the result of lower sales of the Company's proprietary mutual funds as well as a decrease in commissions due to the sales mix of the classes of mutual funds sold. Investment management and advisory fees did not change significantly. Lower fees associated with a decrease in assets under management were offset by an increased fee structure. Assets under management declined to $1.8 billion at June 30, 2001, compared to $2.1 billion at June 30, 2000, primarily the result of decreased market values.

     Total expenses of the asset management operation increased $295 to $2,313 in 2001 compared to $2,018 in 2000. Increased compensation expenses related to the addition of sales personnel, increased professional expense related to the introduction of two new funds, increased promotional expense, and increased administrative support expense were the primary reasons for the increase. The asset management operation incurred a loss before taxes of $211 in 2001 compared to net income before taxes of $193 in 2000.

Wealth Management-
     Total revenues for the wealth management operation were $5,952 in 2001 compared to $6,094 in 2000, a decrease of $142. Commission income decreased $1,048 primarily as the result of decreased retail trading volumes given the current economic environment and its effect on the retail investor. The decrease in commissions was partially offset by the gain on the sale of the Company's insurance operation of $851 as of June 30, 2001. The Company received cash of $650 at closing and will receive the balance in 2002. There is also a contingent payment associated with business retention that could potentially increase the proceeds to the Company.

     Total expenses of the wealth management operation decreased $577 to $5,764 in 2001 from $6,341 in 2000. Decreased sales commission expense on lower sales volumes reduced expense by $369. The balance of the decrease is related to decreased promotional expenses and administrative allocations partially offset by increased communications and data processing expense. The wealth management operation had net income before taxes of $188 in 2001 compared to a net loss before taxes of $247 in 2000.

Portfolio Consulting-
     Total revenues of the portfolio consulting operation were $6,069 in 2001 compared to $5,829 in 2000, an increase of $240. The primary reason for the increase is an increase in investment advisory fees associated with an increase in assets under advisement and an increase in performance reporting accounts. Administrative and performance reporting services are being provided for a total of $5.7 billion of assets at June 30, 2001 compared to $5.6 billion of assets at June 30, 2000.

     Total expenses of the portfolio consulting operation were $6,581 in 2001 compared to $6,521 in 2000. Increases in investment manager fees of $381 were partially offset by reductions in all categories of expense as the result of cost reduction measures. The resulting net loss before taxes in 2001 was $512 compared to $692 in 2000.

Corporate

      Total revenues for this segment were $1,437 in 2001 compared to $1,349 in 2000, an increase of $88. The only significant source of revenues is interest income related to investments, primarily collateralized mortgage obligations ("CMOs") held by the Parent. Interest is decreasing as the CMOs decrease as paydowns are received. The increase in revenues in 2001 is primarily due to a $295 nonrecurring gain on the sale of a building.

    Total expenses after allocations to the other operating segments were $1,204 in 2001 compared to $1,531 in 2000. Interest expense associated with the carrying of investments, primarily the CMOs, is one of the primary expenses of this operation as well as unallocated administrative expenses. In 2001, interest expense decreased as the level of CMO investments needing financing decreased. In 2000, expenses associated with recruitment of senior management personnel and business transition activities were not allocated. In 2001, those expenses did not recur and caused the level of unallocated administrative expenses to decrease. Due primarily to the net spread in interest rates, the corporate operation had net income before taxes of $233 in 2001 compared to a loss before taxes of $182 in 2000.

                  Results of Operations - Six months ended
                   June 30, 2001 Compared to June 30, 2000
                          (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the six months ended June  30,                2001      2000   (Decrease)
     Revenues
       Capital Markets Group                     $11,103   $ 7,520   $ 3,583

       Investment Services Group
         Asset Management                          4,239     4,293       (54)
         Wealth Management                        11,254    12,484    (1,230)
         Portfolio Consulting                     12,239    11,551       688
           Total                                  27,732    28,328      (596)

       Corporate                                   2,840     4,387    (1,547)

                                                 $41,675   $40,235   $ 1,440

     Net Income (Loss) Before Taxes
       Capital Markets Group                     $ 1,468   $(3,358)  $ 4,826

       Investment Services Group
         Asset Management                            (47)      537      (584)
         Wealth Management                          (205)     (482)      277
         Portfolio Consulting                       (870)   (1,243)      373
           Total                                  (1,122)   (1,188)       66

       Corporate                                     979     1,245      (266)

                                                 $ 1,325   $(3,301)  $ 4,626

All references to 2001 and 2000 in the information below refer to the six months ended in both of those years unless otherwise indicated.

Capital Markets

     Total revenues for this segment increased $3,583 from $7,520 in 2000 compared to $11,103 in 2001. Increases in underwriting, trading and mortgage origination activity all contributed to the increase. Underwriting revenues increased $931 primarily as the result of increased underwriting activity and related fee income. Fifteen senior and sole managed municipal underwriting transactions totaling $375 million were completed in 2001 compared to eight transactions totaling $199 million in 2000. Secondary trading profits increased $1,210 in 2001 compared to 2000 as the result of more favorable market activity. FHA mortgage origination revenues increased $1,750 in 2001 compared to 2000. These increases were offset by decreases in commission and interest income.

     Total expenses of this segment decreased $1,243 from $10,878 in 2000 to $9,635 in 2001. Interest expense decreased $423 as the result of reduced inventories in 2001 as compared to 2000. The balance of the decreases are primarily related to expense reduction measures that have been instituted during 2000 and into 2001 and affect most categories of expense. The resulting net income before taxes was $1,468 in 2001 compared to a loss before taxes of $3,358 in 2000.

Investment Services Group

     The combined results for this segment resulted in revenues and net losses of $27,732 and $1,122 in 2001 compared to $28,328 and $1,188 in 2000, respectively. Improvements in the wealth management and portfolio consulting operations were offset by a loss in the asset management operation.

Asset Management-
     Total revenues of the asset management operation were $4,239 in 2001 compared to $4,293 in 2000, a decrease of $54. Distributor commissions decreased $356 due to a decrease in mutual fund sales volumes as well as a change in the mix of the class of mutual fund sales to a lower commission expense class. This decrease was partially offset by an increased fee structure that was not in place during the full second quarter of 2000.

     Total expenses of the asset management operation increased $530 to $4,286 in 2001 compared to $3,756 in 2000. Compensation expense increased $179 due to an increase in sales personnel. The balance of the increase was due to increased administrative support expense. The asset management operation incurred a loss before taxes of $47 in 2001 compared to a net income before taxes of $537 in 2000.

Wealth Management-
     Total revenues of the wealth management operation were $11,254 in 2001 compared to $12,484 in 2000, a decrease of $1,230. Commission income decreased $2,294 primarily as the result of decreased retail trading volumes. The decrease was partially offset by the gain on the sale of the Company's insurance operation of $851. An increase in underwriting income from the sale of the Company's underwritten bonds to retail customers also offset the decreased commissions.

     Total expenses decreased $1,507 to $11,459 in 2001 from $12,966 in 2000. Decreased sales commission expense on lower sales volumes and a decrease in other personnel reduced compensation and benefit expense by $899. The balance of the decrease is due to reduced promotion and allocated administrative support expense partially offset by increased communications and data processing expense. Wealth management had a loss before taxes of $205 in 2001 compared to $482 in 2000. Administrative cost allocations were $1,978 in 2001 compared to $2,171 in 2000. Before such allocations, the wealth management operation had net income before taxes of $1,773 in 2001 and $1,689 in 2000.

Portfolio Consulting-
     Total revenues of the portfolio consulting operation were $12,239 in 2001 compared to $11,551 in 2000, an increase of $688. The primary reason for the increase is an increase in investment advisory fees. Trading profits also increased and were offset by a reduction in commission income associated with a decline in settlement activity.

     Total expenses of the portfolio consulting operation were $13,109 in 2001 compared to $12,794 in 2000, an increase of $315. Increases in investment manager fees of $896 were partially offset by reductions in all categories of expense as the result of cost reduction measures. Wages and compensation decreased $551 and was the most significant decrease. The resulting net loss after taxes was $870 in 2001 compared to $1,243 in 2000.

Corporate

      Total revenues for this segment were $2,840 in 2001 compared to $4,387 in 2000. The primary reason for the decrease was an award by a NASD arbitration panel of $1,700 for the Company's claims of unfair competition related to the recruitment of BCZ's Denver, Colorado retail brokerage office by another securities firm in 2000.

    Total expenses after allocations to the other operating segments were $1,861 in 2001 compared to $3,142 in 2000. Interest expense associated with the carrying of investments, primarily the CMOs, is one of the primary expenses of this operation as well as unallocated administrative expenses. In
2001, interest expense decreased as the level of CMO investments needing financing decreased. In 2000, expenses associated with recruitment of senior management personnel and business transition activities were not allocated. In 2001, those expenses did not recur and caused the level of unallocated administrative expenses to decrease. Due primarily to the net spread in interest rates, the corporate operation had net income before taxes of $979 in 2001 compared to $1,245 in 2000.


Liquidity and Capital Resources
(Dollars in thousands)

The Company's activities involve financial services. Variations in assets and liabilities are primarily related to these services. The largest sources of cash flow in 2001 were borrowings on the margin loan from the Company's clearing broker to finance the Company's securities inventory and receipts on the repayment of notes receivable. The largest uses of cash were the increase in securities inventory and the repayment on the Company's line of credit. Capital expenditures for fixed assets are relatively insignificant. The Parent and each of its subsidiaries use various means to finance their operations.

     A source of cash for the Parent has been and continues to be the issuance of short-term notes of the Company. These notes have varying maturities up to 270 days, with the majority of notes maturing in less than 60 days. In
2001, a total of $10,598 of notes was issued and $10,600 were repaid. The total balance of short-term notes outstanding was $2,991 as of June 30, 2001.

     The Parent also finances its activities through banking relationships shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under bank unsecured credit facilities at June 30, 2001. Amounts outstanding under repurchase agreements totaled $18,904 at June 30, 2001 and were used to finance government agency-backed CMOs included in Other Investments in the Consolidated Statements of Financial Condition.

     BCZ finances activities from its own resources, from an unsecured line of credit available through a banking relationship, from repurchase agreements through brokerage relationships, from its clearing agent using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under bank unsecured credit facilities, repurchase agreements, or intercompany borrowings from the Parent at June 30, 2001. The amount due the clearing agent was $41,873 at June 30, 2001. Securities inventory held by BCZ is the underlying collateral for the amount due.

     BCZ acts as remarketing agent for approximately $1.7 billion of variable rate demand municipal securities, most of which BCZ previously underwrote.
The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. A total of $40,580 of variable rate securities were held in inventory at June 30, 2001. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

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

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry and the healthcare sector of the U.S. economy, as well as the strength of the municipal securities marketplace, the ability of the Company to distribute securities it underwrites, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the volume of sales by its retail brokers, and the ability to attract and retain qualified employees.

Quantitative and Qualitative Disclosure About Market Risk

     The business activities of the Company and the potential for changes in value of the Company's financial instruments owned are referred to as "market risk." Market risk to the Company arises from changes in interest rates, credit spreads and other relevant factors. Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds. The Company manages its exposure to interest rate risk by monitoring its securities inventory with respect to its total capitalization and regulatory net capital requirements.The Company's securities inventories are marked to market and, accordingly, represent current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories may have contractual maturities in excess of several years, the inventories, on average, turn over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to market risk.

     The table below provides information about the Company's financial instruments as of June 30, 2001 that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Trading accounts are shown in the caption "Securities Inventory" and "Securities sold under agreements to repurchase" and non-trading accounts are shown in all other captions.

I.  Forward Agreements
                                                      Notational     Fair
                                                        Amount       Value
    (Dollars in thousands)
    Forward Debt Services Agreement                     $5,005       $ 67
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005       $(82)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to
            above instrument.)

I.  Trading and Non-Trading Portfolio

                                                    Expected Maturity Dates
                                        2001    2002   2003   2004   2005  Thereafter  Total  Fair Value
                                                   (U.S. Dollars in Thousands)
ASSETS
Securities Inventory - fixed rate
Municipal bond issues                   $    5  $  70  $  12  $   -  $   -  $11,144   $11,231  $10,406
  Weighted average interest rate         7.70%  3.40%  7.32%                  6.39%


Collateralized Mortgage obligations(1)       -      -      -      -      -    5,464     5,464      642
  Weighted average interest rate                                              8.80%

Institutional bonds                          1      -      -      7       -     124       132      128
  Weighted average interest rate         9.85%                8.54%           7.69%

Other                                        -      -      -      -       -   1,210     1,210    1,210
  Weighted average interest rate                                              6.28%

Securities Inventory - variable rate
Municipal variable rate demand notes         -      -      -      -       -  42,550    42,550   42,550
  Weighted average interest rate                                              2.78%

Notes receivable                           147    314    345    378     414   1,498     3,096    3,196
  Weighted average interest rate         9.25%  9.25%  9.25%  9.25%   9.25%   9.11%

Other investments(1)                         -      -      -      -       -  20,401    20,401   20,401
  Weighted average interest rate                                              8.75%

LIABILITIES

Short-term notes payable(2)              2,991      -      -      -       -       -     2,991    2,991
  Weighted average interest rate         4.79%

Securities sold under agreement to
repurchase(2)                           18,904      -      -      -       -       -     18,904  18,904
  Weighted average interest rate         4.03%

Bonds payable - fixed rate(1)                -      -      -      -       -   2,711      2,711   2,636
  Weighted average interest rate                                              8.34%


(1)  Assumes no prepayment
(2)  The information shown above includes actual interest rates at June 30, 2001 and assumes no changes in interest rates in 2001 or thereafter.

Equity Risk

     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on portfolios it manages in the form of equity risk. BCZ manages a portfolio of approximately $1.8 billion of separately managed and mutual fund accounts. Additionally, PMC's accounts have approximately $5.7 billion of assets under advisement from which PMC receives periodic fees. Exposure exists to changes in equity values due to the fact that fee income is primarily based on equity balances. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above stated reasons.

     In addition to the above market risks, material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected decay rates of assets under management and retail customer account balances. Therefore, the above outcomes should not be relied upon as indicative of actual future results. See also Note L of the Notes to Consolidated Condensed Financial Statements regarding the sale of PMC.

                                    PART II

Items 1 through 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              Registrant filed a Current Report on Form 8-K dated July 12, 2001 indicating that The Ziegler Companies, Inc. had entered into a definitive agreement to sell PMC International, Inc., its Denver-based subsidiary, to the EnvestNet Group, Inc. The transaction, which is valued at $17.5 million, is expected to close by the end of August 2001. The consideration for the sale will be received in cash, notes and common stock of EnvestNet Group, Inc.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.

Dated:  August 14, 2001                By /s/ John J. Mulherin
                                          John J. Mulherin
                                          President and CEO

Dated:  August 14, 2001                By /s/ Jeffrey C. Vredenbregt
                                          Jeffrey C. Vredenbregt
                                          Chief Accounting Officer
1