Form 10-Q
period 2001-09-30
ZIEGLER COMPANIES INC
filed 2001-11-14
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2001

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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at October 31, 2001 was 2,413,468 shares.

                                    PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30, December 31,
                                                       2001          2000
(In thousands except per share amounts)             (Unaudited)
ASSETS
  Cash                                               $    315      $  1,868
  Short-term investments                                4,582         5,230

    Total cash and cash equivalents                     4,897         7,098

  Securities inventory                                 77,989        43,677
  Accounts receivable                                   4,952         4,792
  Accrued income taxes receivable                       2,211         5,427
  Investment in and receivables from affiliates           574           527
  Notes receivable                                      6,971        14,456
  Other investments                                    29,729        23,530
  Land, buildings and equipment, at cost,
    net of reserves for depreciation of
    $11,582 and $13,495, respectively                   5,748         7,767
  Deferred tax asset                                    2,555         2,976
  Goodwill                                                559         9,411
  Other assets                                          1,605         2,486

    Total assets                                     $137,790      $122,147

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  4,272      $  2,993
  Securities sold under agreements to repurchase       18,732        22,374
  Payable to broker-dealers and clearing
    organizations                                      55,631        24,320
  Accounts payable                                        310         2,280
  Accrued compensation                                  4,499         5,935
  Notes payable                                             -        11,500
  Bonds payable                                         2,069         3,302
  Other liabilities and deferred items                  8,977         6,289

    Total liabilities                                  94,490        78,993

Commitments

Stockholders' equity:
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,250         6,242
  Retained earnings                                    51,447        51,112
  Treasury stock, at cost, 1,131,
    and 1,120 shares, respectively                    (17,890)      (17,699)
  Unearned compensation                                   (51)          (45)

    Total stockholders' equity                         43,300        43,154

    Total liabilities and stockholders' equity       $137,790      $122,147


     The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                     2001           2000
(In thousands except per share amounts)
Revenues:
  Investment banking                               $ 9,198        $ 6,885
  Investment management and advisory fees            6,064          7,925
  Commissions                                        2,875          4,879
  Interest and dividends                             1,144          1,403
  Other                                              1,678            816

    Total revenues                                  20,959         21,908

Expenses:
  Employee compensation and benefits                10,963         11,352
  Investment manager and other                       2,472          3,140
  Communications and data processing                 2,329          2,261
  Promotional                                        1,052          1,236
  Brokerage commissions and clearing                   665          1,096
  Occupancy                                            969            903
  Professional and regulatory                          378            928
  Interest                                             755            818
  Other                                                429            770

    Total expenses                                  20,012         22,504

Income (loss) before income taxes                      947           (596)

Provision for (benefit from) income taxes              461           (242)

Net income (loss)                                  $   486        $  (354)


Per share data:
  Basic and Diluted income (loss) per share        $  0.20        $  (.15)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                     2001           2000
(In thousands except per share data)
Revenues:
  Investment banking                              $19,755         $14,989
  Investment management and advisory fees          22,349          22,767
  Commissions                                      10,892          16,181
  Interest and dividends                            3,798           4,644
  Other                                             5,840           3,562

    Total revenues                                 62,634          62,143

Expenses:
  Employee compensation and benefits               30,258          32,892
  Investment manager and other                      9,367           9,139
  Communications and data processing                7,407           7,060
  Promotional                                       2,975           3,422
  Brokerage commissions and clearing                2,733           3,545
  Occupancy                                         3,218           3,032
  Professional and regulatory                       1,271           2,236
  Interest                                          2,174           2,941
  Other                                               959           1,773

    Total expenses                                 60,362          66,040

Income (loss) before income taxes                   2,272          (3,897)

Provision for (benefit from) income taxes             996          (1,514)

Net income (loss)                                 $ 1,276         $(2,383)


Per share data:
  Basic and Diluted income (loss) per share        $ 0.53         $  (.99)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                       2001          2000
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 1,276       $(2,383)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                    2,679         2,361
      Unrealized (gain) loss on securities
        inventory                                       (255)           30
      Gain on sale of land and equipment                (274)          (22)
      Gain on sale of insurance operations              (851)            -
      Gain on sale of PMC                             (1,102)            -
      Compensation expense paid in stock                 156           330
      Deferred income taxes                              421           462
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                           (951)        1,305
          Accrued income taxes receivable              3,216        (1,906)
          Securities inventory                       (34,057)       47,668
          Securities purchased under agreements
            to resell                                      -          (152)
          Other operating assets                          20           (67)
        Increase (decrease) in:
          Payable to broker-dealers and clearing
            organizations                             31,323       (49,027)
          Accounts payable                            (1,072)         (698)
          Accrued compensation                        (1,436)       (3,467)
          Other operating liabilities                   (584)       (1,617)

    Net cash used in operating activities             (1,491)       (7,183)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of land and equipment                           364           714
    Sale of insurance agency, net                        591             -
    Payments received on notes receivable             11,996           386
    Decrease in investment in affiliate                    -         1,000
    Sales/paydowns on other investments                3,648           826
    Sale of PMC, net of cash sold                      2,184             -
  Payments for:
    Capital expenditures                              (1,800)       (1,387)
    Purchase of other investments                     (1,320)            -

    Net cash provided by investing activities         15,663         1,539

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                       2001         2000
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $15,501       $16,275
    Exercise of employee stock options                     -            65
  Payments for:
    Principal payments on short-term notes
      payable                                        (14,212)      (19,161)
    Repayment of bonds payable                        (1,233)         (314)
    Purchase of treasury stock                          (346)         (512)
    Cash dividends paid                                 (941)         (945)
  Net borrowing (repayments) under credit
    facilities                                       (11,500)          650
  Net receipts (payments) on securities sold
    under agreements to repurchase                    (3,642)       (1,093)

    Net cash used in financing activities            (16,373)       (5,035)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,201)      (10,679)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,098        17,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 4,897       $ 6,564


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                  $ 2,242       $ 2,564
    Income taxes paid (received) during the
      period                                         $(2,474)      $   (70)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Granting of restricted stock from treasury stock      50             -

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                                September 30, 2001

Note A - Basis of Presentation

     The consolidated condensed financial statements included herein have been prepared by The Ziegler Companies, Inc. ("ZCO") and its subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B - Commitments and Contingent Liabilities

     In the normal course of business, B.C. Ziegler and Company (BCZ) enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to presell the securities issues to customers. BCZ had $9,780 of outstanding commitments to purchase debt securities at September 30, 2001. In conjunction with an investment in a limited partnership to provide a source of financing to businesses in the for-profit senior living industry, ZCO has a commitment to provide an additional $2,181. ZCO has contributed $620 to the limited partnership through September 30, 2001.

Note C - Net Capital Requirements

     As a registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. Such net capital requirements could restrict the ability of BCZ to pay dividends to ZCO.

     Net capital information as of September 30, 2001, is as follows:

     Aggregate indebtedness                               $10,826
     Net capital in excess of required net capital        $ 5,989
     Required net capital                                    $722
     Net capital ratio                                  1.81 to 1

Note D - Investment in Ziegler Mortgage Securities, Inc. II

     The Company has a 50% interest in Ziegler Mortgage Securities, Inc. II (ZMSI II), an unconsolidated entity accounted for by the equity method. Condensed income statement information is as follows:

                                                 For the Three Months Ended
                                                September 30,  September 30,
                                                     2001           2000
     Revenues -
       Interest                                      $439           $614
       Gain on sale/redemption of
         mortgage certificates                         19              6

           Total revenues                            $458           $620

     Expenses -
       Interest                                       410            565
       Other expenses                                  48             55

           Total expenses                             458            620

     Net income                                      $  -           $  -

                                                  For the Nine Months Ended
                                                 September 30,  September 30,
                                                     2001           2000
     Revenues -
       Interest                                    $1,451         $1,872
       Gain on sale/redemption of
         mortgage certificates                        363             20

           Total revenues                          $1,814         $1,892

     Expenses -
       Interest                                     1,374          1,709
       Other expenses                                 440            183

           Total expenses                           1,814          1,892

     Net income                                    $    -         $    -

Note E - Securities Inventory

     Securities inventory consisted of the following:

                                                   September 30, December 31,
                                                      2001          2000
     Municipal bond issues                          $72,416       $37,767
     Institutional bond issues                        3,805         4,959
     Collateralized mortgage obligations                626           710
     Other securities                                 1,142           241

                                                    $77,989       $43,677

Note F - Payable to Clearing Organizations

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or losses on securities transactions. A total of $55,268 of the amounts payable to the clearing brokers at September 30, 2001 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $77,313 owned by BCZ.

Note G - Notes Payable to Banks

     The Company has a line of credit in place with a bank to obtain short-term funds. Short-term borrowings are used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing Administration loan originations, all on a short-term basis. The Company had no outstanding short-term borrowings at September 30, 2001.

Note H - Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from operations for the following periods ended September 30 (shares in thousands):

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                       2001        2000
     Net income (loss)                                 $486        $(354)

     Basic
     Weighted average shares outstanding              2,398        2,402

     Basic income (loss) per share                    $ .20        $(.15)
     Diluted
     Weighted average shares outstanding-
       Basic                                          2,398        2,402
     Effect of dilutive securities:
       Restricted stock                                  13            -

     Weighted average shares outstanding-
       Diluted                                        2,411        2,402

     Diluted income (loss) per share                  $ .20        $(.15)

     The diluted share base for the three month period ended September 30, 2000 excludes incremental shares related to restricted stock and stock options totaling 22 shares. These shares are excluded due to their antidilutive effect as a result of the Company's losses from operations during the three month period ended September 30, 2000.

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                      2001         2000
     Net income (loss)                               $1,276      $(2,383)

     Basic
     Weighted average shares outstanding              2,396        2,399

     Basic income (loss) per share                    $ .53        $(.99)
     Diluted
     Weighted average shares outstanding-
       Basic                                          2,396        2,399
     Effect of dilutive securities:
       Restricted stock                                  12            -
       Stock options                                      1            -

     Weighted average shares outstanding-
       Diluted                                        2,409        2,399

     Diluted income (loss) per share                  $ .53        $(.99)

     The diluted share base for the nine month period ended September 30, 2000 excludes incremental shares related to restricted stock and stock options totaling 22 shares. These shares are excluded due to their antidilutive effect as a result of the Company's losses from operations during the nine month period ended September 30, 2000.

Note I - Operating Segments

The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and expenses of the operating units in each operating segment. Allocations of indirect administrative and operating costs are based on specific methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied and other related factors.

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

     The Investment Services Group provides a wide range of financial products through its retail branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds, annuities and insurance products. The Investment Services Group also provides investment advisory services to Company-sponsored mutual funds and asset management services for institutional and individual clients. Prior to August 31, 2001, the Investment Services Group also provided performance reporting and related administrative services. See Note L.

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses.

     Operating segment financial information is as follows:

                                            Three Months Ended September 30,
                                                 2001            2000
     Revenues:
       Capital Markets Group                   $ 8,355         $ 6,243
       Investment Services Group                11,877          14,510
       Corporate                                   727           1,155

                                               $20,959         $21,908

     Net Income (Loss) Before Taxes:
       Capital Markets Group                   $ 1,383         $   302
       Investment Services Group                  (416)           (786)
       Corporate                                   (20)           (112)

                                               $   947         $  (596)

                                             Nine Months Ended September 30,
                                                 2001            2000
     Revenues:
       Capital Markets Group                   $19,458         $13,763
       Investment Services Group                39,609          42,838
       Corporate                                 3,567           5,542

                                               $62,634         $62,143

     Net Income (Loss) Before Taxes:
       Capital Markets Group                   $ 2,848         $(3,056)
       Investment Services Group                (1,538)         (1,974)
       Corporate                                   962           1,133

                                               $ 2,272         $(3,897)

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

     SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations with an acquisition date of July 1, 2001, or later. SFAS No. 142 makes goodwill no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting requirements for obligations to retire long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate the adoption of these statements will materially impact earnings or financial condition in large part due to the sale of PMC International, Inc. ("PMC"). See Note L.

Note K - Sale of Insurance Agency

     At June 30, 2001, the Company sold its insurance agency. The gain recognized after all related expenses was $851 before taxes. The Company received cash of $650 at closing and will receive $259 in 2002. There is also a contingent payment associated with retention of the customer base by the purchaser which could potentially increase the proceeds to the Company in 2002.

Note L - Sale of Subsidiary

     In August 2001, the Company exchanged its 100% interest in PMC International, Inc. ("PMC"), its Denver-based managed account and performance reporting services subsidiary for a minority interest in The EnvestNet Group, Inc. ("EnvestNet"). The sale of PMC includes its respective subsidiaries, Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. The Company received common stock of EnvestNet valued at $9.5 million. EnvestNet also assumed $8 million in debt owed to the Company. EnvestNet paid $3.5 million of the notes at closing. The balance of the notes are subject to post-closing adjustments related to customer retention. A before tax gain of $1.1 million was recorded in the third quarter. An additional gain approximating $5.5 million has been deferred in recognition of the uncertainty of collection of the notes and realization of the value of the common stock and is included in other liabilities and deferred items in the Consolidated Statements of Financial Condition. The total proceeds are subject to post-closing adjustments, however, the Company does not believe such adjustments to be material.

                    MANAGEMENT'S DISCSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries (collectively known as the "Company" unless the context requires otherwise), is engaged in financial services activities. These financial services activities are conducted through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate.

     The Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. The Capital Markets Group's services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, and Federal Housing Administration ("FHA") loan origination, often in conjunction with investment banking activities. Capital Markets activities also include sales and trading in both the primary and secondary markets for the Company's underwritten bonds as well as other taxable and tax-exempt fixed income securities. These activities are conducted through the B.C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services Group consisted of three operating components:
Asset Management, Wealth Management and Portfolio Consulting. Effective August 31, 2001, the Company sold the Portfolio Consulting activities in Denver. The Company still offers portfolio consulting services through the broker distribution network of its Wealth Management operation using third party providers. Asset Management provides investment advisory services to Company-sponsored mutual funds and separate account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by BCZ. Sales credits associated with underwritten offerings are reported in this operating segment when sold through the Company's retail distribution channels. The Portfolio Consulting operation provided "wrap account" services as an intermediary in matching investors with money managers, and provided performance reporting and other administrative services to independent financial advisors, investment consultants, and other financial services organizations. The Asset Management activities are conducted through BCZ and were conducted through Ziegler Asset Management, Inc. ("ZAMI") prior to 2001. ZAMI was merged into BCZ on January 1, 2001. The Wealth Management activities are conducted through BCZ. The Portfolio Consulting activities were conducted primarily through PMC International, Inc. ("PMC"). PMC was sold August 31, 2001, and is no longer a part of the Company. See Note L of the Notes to Consolidated Financial Statements.

     Corporate consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to Capital Markets and Investment Services using various methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied and other related factors.

     The Company's operating results are sensitive to various economic factors. During most of 2000, the general level of interest rates increased. The increased rates had an adverse impact on underwriting activities. Consequently, the issuance of bonds to refinance bonds already outstanding became uneconomical for many issuers. This was true in the municipal as well as the religious institution and private school bond underwriting markets during 2000. The decrease in interest rates beginning in late 2000 and continuing into 2001 has induced issuers to refund higher interest rate bonds outstanding or to issue fixed rate debt to replace variable rate debt currently outstanding.

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

     During 2000 the Company refocused on its core competencies in the capital markets and investment services areas. Certain unprofitable business areas were discontinued reducing overall expenses and headcount of the Company. In 2001 the Company sold its insurance agency and portfolio consulting businesses. In both cases, the sales were done to allow the Company to redirect its management and support efforts to strengthening its presence in its core businesses.

     While 2000 was a difficult year for the Capital Markets Group, the year 2001 has brought a resurgence in fixed income capital markets activity for the Company. The rising interest rates of 2000 created a difficult market for underwriting and related transactions. As interest rates have declined in 2001, bond underwriting activity has increased. The agency derivative business has also strengthened in conjunction with the underwriting calendar. The Company is experiencing a robust volume of activity which is expected to continue into next year.

     The Investment Services Group which includes asset management and wealth management had an environment that was more favorable in 2000, especially in the beginning of that year. Market values were higher and retail investors were more active in their investing activities. With the declines in the market, revenues from assets under management have also declined despite positive net sales in the North Track family of funds. Net sales, which is the sale of new mutual fund shares less shares redeemed, is lower in 2001 than it was in 2000. This is a reflection of lower retail investor activity, particularly in the equity markets. Despite the economic uncertainties, and recent terrorist activity, the retail sale of BCZ underwritten bonds has been strong to date.

     The Company continues its efforts to reduce costs. In October, after the end of the third quarter, we reduced our workforce by 10%, primarily in the areas of administration, building services, and technology. These measures were taken to reduce costs in the context of the current economic environment and its uncertain future effect on the financial services marketplace and the Company's ability to generate revenues.

                  Results of Operations - Three months ended
               September 30, 2001 Compared to September 30, 2000
                             (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the three months ended September 30,          2001      2000   (Decrease)
     Revenues
       Capital Markets Group                    $ 8,355   $ 6,243    $2,112

       Investment Services Group
         Asset Management                         1,980     2,413      (433)
         Wealth Management                        4,803     6,199    (1,396)
         Portfolio Consulting                     5,094     5,898      (804)
           Total                                 11,877    14,510    (2,633)

       Corporate                                    727     1,155      (428)

                                                $20,959   $21,908    $ (949)

     Net Income (Loss) Before Taxes
       Capital Markets Group                    $ 1,383   $   302    $1,081

       Investment Services Group
         Asset Management                          (263)       85      (348)
         Wealth Management                         (869)     (265)     (604)
         Portfolio Consulting                       716      (606)    1,322
           Total                                   (416)     (786)      370

       Corporate                                    (20)     (112)       92

                                                $   947   $  (596)   $1,543

     All references to 2001 and 2000 in the information below refer to the three months ended in both of those years unless otherwise indicated.

Capital Markets Group

     Total revenues for this segment increased $2,112 from $6,243 in 2000 to $8,355 in 2001. The increased revenues are primarily related to increased underwriting volumes in both the municipal and church and school markets. There were ten senior and sole managed municipal underwriting transactions totaling $643 million in 2001 compared to twelve transactions totaling
$482 million in 2000. Taxable church and school underwriting activity increased with eight transactions totaling $42 million in 2001 compared to six transactions totaling $26 million in 2000. Underwriting and other fees associated with these transactions increased revenues $1,760. The remaining increase is primarily due to increased trading profits.

     Total expenses of this segment increased $1,031 from $5,941 in 2000 to $6,972 in 2001. The increase is primarily due to an increase of $1,809 in compensation expense which is primarily incentive-based and is related to higher revenues. This increase was partially offset by decreases in other expenses, primarily promotional expenses and professional and regulatory expenses. The resulting net income before taxes for the capital markets group was $1,383 in 2001 compared to $302 in 2002.

Investment Services Group

     This segment has been composed of three operating components: asset management, wealth management, and portfolio consulting. The combined results for this segment resulted in revenues and net losses, respectively, of $11,877 and $416 in 2001 compared to $14,510 and $786 in 2000. The portfolio consulting operation was sold in August 2001 and is no longer a part of this segment after that date.

Asset Management-
     Total revenues of the asset management operation were $1,980 in 2001 compared to $2,413 in 2000, a decline of $433. Investment management and advisory fees declined $291 due to the reduction in the value of assets upon which fees are based primarily due to market declines. Assets under management declined to $1.6 billion at September 30, 2001 compared to $2 billion at September 30, 2000. The balance of the decline in revenues is primarily due to a decline in distributor commissions as the result of lower sales of the North Track Funds.

     Total expenses of the asset management operation decreased $85 to $2,243 in 2001 compared to $2,328 in 2000. Required reimbursement of expenses to the North Track Funds decreased $394 as compared to 2000. This decrease was offset by increases in compensation expense related to increased sales personnel and an increase in promotional expense related to travel and sales activities. The asset management operation incurred a loss before taxes of $263 in 2001 compared to a profit before taxes of $85 in 2000.

Wealth Management-
     Total revenues for the wealth management operation were $4,803 in 2001 compared to $6,199 in 2000, a decrease of $1,396. Commission income from financial products not underwritten by BCZ decreased $1,465 due to a combination of factors. The current economic environment and the September 11, 2001 terrorist tragedy were the most significant factors affecting retail investors. The sale of the insurance agency at the end of June 2001 contributed to the decreased commissions by $251 in the third quarter of 2001 as compared to 2000. The decreased commissions were partially offset by an increase in revenue from the sale of the BCZ's underwritten taxable and tax-exempt bonds.

     Total expenses of the wealth management operation decreased $792 to $5,672 in 2001 from $6,464 in 2000. A decrease in commissions associated with the lower sales volumes, a decrease in salaries associated with the sale of the insurance agency, and a reduction in the related benefit expenses are the primary reasons for the decreased expenses as compared to 2000. Other categories of expense did not change significantly. The wealth management operation had a net loss before taxes of $869 in 2001 compared to $265 in 2000.

Portfolio Consulting-
     This operation was sold effective August 31, 2001. Total revenues of the portfolio consulting operation were $5,094 in 2001 compared to $5,898 in 2000, a decrease of $804. The decrease is due to one less month of revenues in 2001 compared to 2000 as well as a decrease in total revenues received due to the declining value of assets under advisement as the result of declining market values associated with the overall economic environment. This overall decline was offset by the gain recorded on the sale of this operation of $1,102. The gain is subject to adjustment pending the resolution of post-closing calculations and settlements. The Company does not believe such adjustments will be material.

     Total expenses of the portfolio consulting operation were $4,378 in 2001 compared to $6,504 in 2000. The decrease is primarily due to the elimination of one month of expenses affecting all categories of expense. The largest decreases were in employee compensation and benefits and investment manager and other fees. The resulting net income before taxes in 2001 was $716 compared to a net loss before taxes of $606 in 2000.

Corporate

      Total revenues for this segment were $727 in 2001 compared to $1,155 in 2000, a decrease of $428. The only significant source of revenues is interest income related to investments, primarily collateralized mortgage obligations ("CMOs") held by the Parent. As principal is paid on the CMOs, a reduction in interest also occurs. The reduction in CMO interest as well as a reduction in other investment balances are the primary reasons for the decline.

    Total expenses after allocations to the other operating segments were $747 in 2001 compared to $1,267 in 2000. Interest expense associated with the carrying of investments, primarily the CMOs, is one of the primary expenses of this operation. In 2001, interest expense decreased as the level of CMO investments needing financing decreased. The level of expenses compared to allocations did not change significantly. The corporate segment had a net loss before taxes of $20 in 2001 compared to $112 in 2000.

                  Results of Operations - Nine months ended
              September 30, 2001 Compared to September 30, 2000
                            (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:
                                                                    Increase/
For the nine months ended September 30,           2001      2000   (Decrease)
     Revenues
       Capital Markets Group                     $19,458   $13,763   $5,695

       Investment Services Group
         Asset Management                          6,219     6,706     (487)
         Wealth Management                        16,057    18,683   (2,626)
         Portfolio Consulting                     17,333    17,449     (116)
           Total                                  39,609    42,838   (3,229)

       Corporate                                   3,567     5,542   (1,975)

                                                 $62,634   $62,143   $  491

     Net Income (Loss) Before Taxes
       Capital Markets Group                     $ 2,848   $(3,056)  $5,904

       Investment Services Group
         Asset Management                           (310)      622     (932)
         Wealth Management                        (1,074)     (747)    (327)
         Portfolio Consulting                       (154)   (1,849)   1,695
           Total                                  (1,538)   (1,974)     436

       Corporate                                     962     1,133     (171)

                                                 $ 2,272   $(3,897)  $6,169

     All references to 2001 and 2000 in the information below refer to the nine months ended in both of those years unless otherwise indicated.

Capital Markets Group

     Total revenues for this segment increased $5,695 from $13,763 in 2000 compared to $19,458 in 2001. Increases in underwriting, trading and mortgage origination activity all contributed to the increase. Underwriting revenues increased $2,689 primarily as the result of increased underwriting activity and related fee income. There were 25 senior and sole managed municipal underwriting transactions totaling $1 billion completed in 2001 compared to twenty transactions totaling $682 million in 2000. Church and school underwriting volumes increased. Church and school underwriting activity included 12 transactions totaling $65 million in 2001 compared to 13 transactions totaling $41 million in 2000. Trading profits increased $1,558 to $2,717 in 2001 compared to 2000 as the result of more favorable market activity. FHA mortgage origination and related fee revenues increased $1,983 in 2001 compared to 2000. These increases were offset by decreases in commission and interest income.

     Total expenses of this segment decreased $209 from $16,819 in 2000 to $16,610 in 2001. There was an increase of $1,972 primarily related to incentive-based compensation and the higher level of revenues in 2001. The increased compensation was offset by decreases in other expense items which were spread across most other categories of expense primarily as the result of expense reduction measures instituted at the end of 2000 and into 2001. The largest of the decreases was in interest expense of $443 which was due to a lower financing cost on reduced inventories in 2001 as compared to 2000. The resulting net income before taxes was $2,848 in 2001 compared to a loss before taxes of $3,056 in 2000.

Investment Services Group

     The combined results for this segment resulted in revenues and net losses of $39,609 and $1,538 in 2001 compared to $42,838 and $1,974 in 2000, respectively.

Asset Management-
     Total revenues of the asset management operation were $6,219 in 2001 compared to $6,706 in 2000, a decrease of $487. Distributor commissions decreased $449 due to a decrease in mutual fund sales volumes as well as a change in the mix of the class of mutual fund sales to a lower commission expense class. Investment management and advisory fees did not change significantly despite the reduction in the value of assets due to market declines. The reduction due to market declines was offset by a higher fee structure instituted in the middle of 2000.

     Total expenses of the asset management operation increased $445 to $6,529 in 2001 compared to $6,084 in 2000. Compensation expense increased $291 due to an increase in sales personnel. Administrative support expenses increased $446 primarily due to increased marketing and technology support and promotional expenses increased $188 due to sales travel and other marketing activities. These increases were offset by a decrease in the required reimbursement of expenses to the North Track Funds. The asset management operation incurred a loss before taxes of $310 in 2001 compared to a net income before taxes of $622 in 2000.

Wealth Management-
     Total revenues of the wealth management operation were $16,057 in 2001 compared to $18,683 in 2000, a decrease of $2,626. Commission income from financial products not underwritten by BCZ decreased $3,760 primarily as the result of decreased retail trading volumes. The decrease was partially offset by the gain on the sale of the insurance agency of $851. An increase in underwriting income from the sale of the BCZ's underwritten bonds to retail customers also offset the decreased commissions.

     Total expenses decreased $2,299 to $17,131 in 2001 from $19,430 in 2000. Decreased sales commission expense on lower sales volumes and a decrease in other personnel reduced compensation and benefit expense by $1,688. The balance of the decrease is due to reduced clearing, promotional and allocated administrative support expense partially offset by increased communications and data processing expense. Wealth management had a loss before taxes of $1,074 in 2001 compared to $747 in 2000.

Portfolio Consulting-
     This operation was sold effective August 31, 2001. Total revenues of the portfolio consulting operation were $17,333 in 2001 compared to $17,449 in 2000, a decrease of $116. The decrease is primarily due to one less month of revenues in 2001 compared to 2000 offset by the gain on the sale of this operation of $1,102.

     Total expenses of the portfolio consulting operation were $17,487 in 2001 compared to $19,298 in 2000, a decrease of $1,811. The decrease is primarily due to the elimination of one month of expenses affecting all categories of expense. The largest decrease was in employee compensation and benefits. The resulting net loss after taxes was $154 in 2001 compared to $1,849 in 2000.

Corporate

      Total revenues for this segment were $3,567 in 2001 compared to $5,542 in 2000, a decrease of $1,975. The primary reason for the decrease was an award by a NASD arbitration panel of $1,700 for BCZ's claims of unfair competition related to the recruitment of BCZ's Denver, Colorado retail brokerage office by another securities firm in 2000. The balance of the decrease is primarily related to a decline in interest income on CMOs as principal paydowns are received and the overall investment balance decreases. Each of these factors was offset by the gain from the sale of a building of $295.

    Total expenses after allocations to the other operating segments were $2,605 in 2001 compared to $4,409 in 2000. Interest expense associated with the carrying of investments, primarily the CMOs, is one of the primary expenses of this operation as well as unallocated administrative expenses. In 2001, interest expense decreased as the level of CMO investments needing financing decreased. In 2000, expenses associated with recruitment of senior management personnel and business transition activities were not allocated. In 2001, those expenses did not recur and caused the level of unallocated administrative expenses to decrease. The corporate segment had net income before taxes of $962 in 2001 compared to $1,133 in 2000.

Liquidity and Capital Resources
(Dollars in thousands)

     The Company's activities involve financial services. Variations in assets and liabilities are primarily related to these services. The largest sources of cash flow in 2001 were borrowings on the margin loan from the Company's clearing broker to finance the Company's securities inventory, receipts on the repayment of notes receivable, and issuance of short-term notes payable. The largest uses of cash were the increase in securities inventory, the repayment of amounts outstanding on the Company's line of credit, and payments on short-term notes payable. Capital expenditures for fixed assets are relatively insignificant. The Parent and each of its subsidiaries use various means to finance their operations.

     A source of cash for the Parent has been and continues to be the issuance of short-term notes of the Company. These notes have varying maturities up to 270 days, with the majority of notes maturing in less than 60 days. In
2001, a total of $15,501 of notes were issued and $14,212 were repaid. The total balance of short-term notes outstanding was $4,272 as of September 30, 2001.

     The Parent also finances its activities through banking relationships shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under bank unsecured credit facilities at September 30, 2001. Amounts outstanding under repurchase agreements totaled $18,732 at September 30, 2001 and were used to finance government agency-backed CMOs included in Other Investments in the Consolidated Statements of Financial Condition.

     BCZ finances activities from its own resources, from an unsecured line of credit available through a banking relationship, from repurchase agreements, from its clearing agent using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under bank unsecured credit facilities or repurchase agreements at September 30, 2001. Intercompany borrowings from the Parent were $1,300 at September 30, 2001. The amount due the clearing agent was $55,268 at September 30, 2001. Securities inventory held by BCZ is the underlying collateral for the amount due the clearing agent.

     BCZ acts as remarketing agent for approximately $1.9 billion of variable rate demand municipal securities, most of which BCZ previously underwrote.
The securities may be tendered at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. BCZ may take the variable rate securities into inventory for a short period of time prior to remarketing them. Such amounts are generally held in inventory for periods of less than two weeks. A total of $60,250 of variable rate securities were held in inventory at September 30, 2001. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

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

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry, especially following the terrorist attack of September 11, 2001, as well as the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, the ability of the Company to distribute securities it underwrites, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the volume of sales by its retail brokers, and the ability to attract and retain qualified employees.

Quantitative and Qualitative Disclosure About Market Risk

     The business activities of the Company and the potential for changes in value of the Company's financial instruments owned are referred to as "market risk." Market risk to the Company arises from changes in interest rates, credit spreads and other relevant factors.

Interest Rate Risk
     Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds. The Company manages its exposure to interest rate risk by monitoring its securities inventory with respect to its total capitalization and regulatory net capital requirements. The Company's securities inventories are marked to market and, accordingly, represent current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories may have contractual maturities in excess of several years, the inventories, on average, turn over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to market risk.

     The table below provides information about the Company's financial instruments as of September 30, 2001 that are sensitive to changes in interest rates, including interest rate forward agreements, securities inventory and debt obligations. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Trading accounts are shown in the caption "Securities Inventory" and "Securities sold under agreements to repurchase" and non-trading accounts are shown in all other captions.

 .  Forward Agreements
                                                      Notational     Fair
    (Dollars in thousands)                              Amount       Value
    Forward Debt Services Agreement                     $5,005      $  261
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005      $ (184)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to
            above instrument.)


II.  Trading and Non-Trading Portfolio

                                                   Expected Maturity Dates
                                       2001    2002   2003   2004   2005  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS

Securities Inventory - fixed rate
Municipal bond issues                 $    -  $   -  $   3  $   5  $   -  $13,047   $13,055  $12,166
  Weighted average interest rate                    10.50%  5.00%           5.53%


Collateralized Mortgage obligations(1)     -      -      -      -      -    5,482     5,482      626
  Weighted average interest rate                                            8.79%

Institutional bonds                        5     30     25     33      26   3,879     3,998    3,805
  Weighted average interest rate       7.37%  5.75%  6.00%  6.25%   6.50%   7.65%

Other                                      -      -      -      -       -   1,168     1,168    1,142
  Weighted average interest rate                                            6.73%

Securities Inventory - variable rate
Municipal variable rate demand notes       -      -      -      -       -  60,250    60,250   60,250
  Weighted average interest rate                                            2.36%

Notes receivable                          58  1,764  3,290    318     348   1,193     6,971    7,013
  Weighted average interest rate       9.22%  9.88% 11.75%  9.20%   9.20%   9.01%

Other investments(1)                       -      -      -      -       -  29,729    29,729   29,729
  Weighted average interest rate                                            8.75%

LIABILITIES

Short-term notes payable(2)            4,272      -      -      -       -       -     4,272    4,272
  Weighted average interest rate       4.60%

Securities sold under agreements to
repurchase(2)                         18,732      -      -      -       -       -     18,732  18,732
  Weighted average interest rate       2.84%

Bonds payable - fixed rate(1)              -      -      -      -       -   2,069      2,069   2,016
  Weighted average interest rate                                            8.23%


(1)  Assumes no prepayment
(2)  The information shown above includes actual interest rates at September 30, 2001 and assumes no changes in interest rates in 2001 or thereafter.

Equity Risk

     In addition to interest rate risk, the Company faces market risk associated with the fees it earns on its portfolio in the form of equity risk. As of September 30, 2001, BCZ manages a portfolio with an aggregate value of approximately $1.8 billion in the form of separately managed and mutual fund accounts. A general decline in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an affect on fee income for the above stated reasons.

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

                                    PART II

Items 1 through 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  The following exhibit is filed with this Form 10-Q:

              10.1 Promissory Note with M&I Marshall & Ilsley Bank dated April 30, 2001.

         (b)  Reports on Form 8-K.

              Registrant filed a Current Report on Form 8-K dated August 31, 2001 indicating that The Ziegler Companies, Inc. had disposed of its ownership interest in all of the capital stock of PMC International, Inc. PMC merged with a subsidiary of The EnvestNet Group, Inc. The Ziegler Companies, Inc. received common stock of The EnvestNet Group, Inc. valued at $9.5 million. The EnvestNet Group, Inc. also assumed $8 million in debt owed The Ziegler Companies, Inc. and its subsidiaries, $3.5 million of which was paid at closing.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.

Dated:  November 13, 2001               By /s/ John J. Mulherin
                                           John J. Mulherin
                                           President and CEO

Dated:  November 13, 2001              By /s/ Jeffrey C. Vredenbregt
                                          Jeffrey C. Vredenbregt
                                          Chief Accounting Officer
1