Form 10-K
period 2001-12-31
ZIEGLER COMPANIES INC
filed 2002-03-26
CIK 109312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from -------- to --------

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

       250 East Wisconsin Avenue, Suite 2000, Milwaukee, Wisconsin 53202
       -----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (414) 277-4400

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----

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

     As of March 15, 2002, approximately 1.6 million shares of Common Stock were outstanding and the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price of $14.08 on that date excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $22.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part of Form 10-K into Which Portions of

     Document                                     Document Are Incorporated
     --------                                     -------------------------
Portions of Annual Report to Shareholders
for the calendar year ended December 31, 2001             Part II

Portions of Proxy Statement for 2002
Annual Meeting of Shareholders                            Part III

                                     PART I

ITEM 1.   BUSINESS.
          --------

General

     The Ziegler Companies, Inc. (the "Company") is a financial services holding company which owns operating subsidiary companies in three segments -- capital markets, investment services and corporate segments. A list of the Company's subsidiaries is filed as Exhibit 21.1 to this Form 10-K. All of the companies are engaged in financial service businesses. The Company's principal executive offices are located at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 and its telephone number is (414) 277-4400. Previously the Company's executive offices were at 215 N. Main Street, West Bend, Wisconsin 53095.

                            CAPITAL MARKETS SEGMENT

     Capital Markets underwrites fixed income securities, primarily for senior living and healthcare providers, religious institutions, and private schools. Capital Markets services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with investment banking services. Capital Markets activities are conducted through our B.C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to institutions, corporations and municipalities.

                          INVESTMENT SERVICES SEGMENT

     The Investment Services Group consisted of three operating groups: asset management, wealth management and portfolio consulting. Effective August 31, 2001, the Company exited the portfolio consulting business with the disposition of PMC International, Inc. ("PMC") located in Denver, Colorado. The Company still offers portfolio consulting services through the broker distribution network of its wealth management operation using third party providers. Asset management provides investment advisory services to Company-sponsored mutual funds and private account asset management services for institutional and individual clients. Wealth management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Company. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through the Company's retail distribution channels. Portfolio consulting provided fee-based "wrap account" services as an intermediary, serving independent financial advisors, investment consultants, and other financial services organizations. Asset management activities are conducted through BCZ and were conducted through Ziegler Asset Management, Inc. ("ZAMI") prior to 2001. ZAMI was merged into BCZ on January 1, 2001. Wealth management activities are conducted through BCZ. Through August 2001 portfolio consulting activities were provided by the Company through PMC. As a result of the disposition of PMC, the Company owns common stock and notes from The EnvestNet Group, Inc., the purchaser of PMC.

                               CORPORATE SEGMENT

     The Corporate Group consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to the Capital Markets and the Investment Services Groups using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied and other related factors. Corporate Group investment activity includes the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans and lending to qualified small businesses, primarily for-profit assisted living providers; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHP and ZHC. The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. Corporate also includes the Company's share of the operations of ZEF. Each of the companies is consolidated into the Company's financial statements.

                                  DISPOSITIONS

     On August 31, 2001, the Company exchanged its 100% interest in PMC for a minority interest in The EnvestNet Group, Inc. ("EnvestNet"). The Company received common stock of EnvestNet valued at $9.5 million. EnvestNet also assumed $8 million in debt owed to the Company. EnvestNet paid $3.5 million of the debt at closing. At December 31, 2001, EnvestNet owed the remaining $4.5 million to the Company due over the next two years. A before tax gain of $1.4 million was recorded on the sale of PMC during 2001. An additional gain approximating $5.6 million has been deferred. The deferred gain will be recognized as the debt is collected and the value of the EnvestNet common stock is realized. The EnvestNet common stock received in the sale is recorded at the cost of $9.5 million. In conjunction with the receipt of EnvestNet stock, the Company became party to an EnvestNet shareholders' agreement. The shareholders' agreement restricts the Company's ability to sell its interest in EnvestNet.
The Company owns less than 20% of the common stock of EnvestNet at December 31, 2001, and does not exert significant influence over EnvestNet.

     The financial results of PMC which includes all revenues and expenses prior to the disposition are included as part of the Investment Services Segment. The gain on sale of PMC is reported in the Corporate Segment. PMC provided fee-based "wrap account" services as an intermediary to independent financial advisors, investment consultants, and other financial services organizations.

                                BUSINESS FACTORS

     The Company's businesses are sensitive to economic factors. During periods of lower interest rates, the use of debt is more attractive to issuers and generally results in an increase in fixed income underwriting activity. Part of the increase generally comes from the refinancing of higher interest rate debt outstanding by issuing debt with a lower interest rate. Even though this relationship between underwriting and interest rates exists, many other factors can affect the timing and frequency of debt underwritings. Among those factors are the perception of the general direction of interest rates, investor liquidity and desire for fixed income investments, issuer perceptions of the need for new construction, and regulatory and legal factors associated with the process. The Company enjoyed an increase in underwriting activity in 2001 over 2000 as interest rates declined and other factors were favorable. The prospects for future debt underwriting activity will likely be tied to the level of interest rates as well as other factors.

     Another factor that impacts the Company's results is market valuation in the equity markets. Asset management and, to a lesser extent, wealth management rely on fees which are based on the value of assets under management. Assets under management will vary as the result of sales and redemptions, but are also significantly impacted by changes in securities market values. The declines in the overall equity markets since the beginning of 2000 adversely affected the fee income the Company received on assets under management. We also hold investments, such as EnvestNet common stock and notes, which could decline in value and affect our results.

     Wealth management relies on the brokerage activity of retail investors. Transaction volume of securities and other financial product sales affects the volume of revenues, primarily commissions. The experience of wealth management in 2001 included lower transaction activity in equity-based investments, mostly attributable to uncertainty in the direction of the economy and the financial markets, but increased transaction volumes in fixed income securities, primarily those underwritten by the Company. The uncertainty in the direction of the economy and the financial markets was further impacted by the terrorist attacks of September 11, 2001.

     In addition to the foregoing, the Company faces a number of other risks that may adversely affect its business, financial condition and results of operations. For example, if any of the variety of instruments and strategies the Company utilizes to hedge or otherwise manage its exposure to various types of risk are not effective, the Company may incur losses. The Company's hedging strategies and other risk management techniques may not be fully effective in mitigating risk exposure in all market environments or against all types of risk.

     Liquidity is essential to the Company's businesses. The Company's liquidity could be impaired by an inability to access the long-term or short-term debt markets, an inability to access the repurchase and securities lending markets, or an inability to sell assets. This situation may arise due to circumstances that the Company may be unable to control, such as a general market disruption, perceptions about the Company's creditworthiness or an operational problem that affects third parties or the Company. Further, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

     Substantial legal liability or a significant regulatory action against the Company could have a material adverse financial impact or cause significant reputational harm to the Company's businesses, which in turn could seriously harm the Company's business prospects. The Company faces significant legal risks in its businesses and the volume and amount of damages claimed in litigation against financial intermediaries are increasing. In addition, the Company would expect legal claims by customers and clients to increase in a market downturn.

     The Company, as a participant in the financial services industry, is subject to extensive regulation. It faces the risk of significant intervention by regulatory authorities. Among other things, the Company could be fined or prohibited from engaging in some of its business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to the Company's clients may also adversely affect its businesses.

Results of Operations - 2001 Compared to 2000
---------------------------------------------

     The following table summarizes the changes in revenues and income (loss) before taxes of continuing operations of the Company.

                                                   Year Ended
                                                  December 31,     Increase/
                                                 2001      2000    (Decrease)
                                                 ----      ----    ----------
     Revenues:
       Capital Markets                          $28,898   $24,269   $  4,629
        Investment Services
          Asset Management                        8,405     8,913       (508)
          Wealth Management                      21,384    24,262     (2,878)
          Portfolio Consulting                   16,231    23,494     (7,263)
                                                -------   -------   --------
                                                 46,020    56,669    (10,649)
        Corporate                                 5,761     2,870      2,891
                                                -------   -------   --------
                                                $80,679   $83,808   $ (3,129)
                                                -------   -------   --------
                                                -------   -------   --------
      Income (loss) before taxes:
      --------------------------
        Capital Markets                         $ 4,070   $(1,458)  $  5,528
        Investment Services
          Asset Management                         (616)      525     (1,141)
          Wealth Management                      (2,496)   (1,422)    (1,074)
          Portfolio Consulting                   (1,389)   (2,553)     1,164
                                                -------   -------   --------
                                                 (4,501)   (3,450)    (1,051)
        Corporate                                 2,632    (2,869)     5,501
                                                -------   -------   --------
                                                 $2,201   $(7,777)  $  9,978
                                                -------   -------   --------
                                                -------   -------   --------

Customers and Raw Materials

     None of the Company's businesses is subject to governmental renegotiation of profits; none is dependent on a single customer or a few customers or dependent on a single supplier of raw materials or a few suppliers of raw materials. In no case are patents, trademarks, licenses or franchises important other than securities brokerage and investment advisory licenses under federal and state laws and regulations of self regulatory organizations and service marks which identify the "brands" of the Company and its affiliated mutual fund family. None of the businesses is seasonal, although commission income will fluctuate depending upon the financial condition of the US securities markets. None of the businesses engages in significant operations outside the United States.

Environmental Matters

     Compliance with federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Company and its financial services subsidiaries.

Employees

     As of March 1, 2002 approximately 317 persons were employed full time and 24 persons were employed part time by the Company and its subsidiaries.

Executive Officers of the Company

     Information regarding the officers of the Company as of March 1, 2002, which is not part of the Company's Proxy Statement for the 2002 Annual Meeting is as follows:

Name                            Age       Position
----                            ---       --------
John J. Mulherin                50        President and Chief Executive Officer
                                          of the Company

Gary P. Engle                   49        Senior Vice President, Chief
                                          Financial Officer and Chief
                                          Administrative Officer of the Company

S. Charles O'Meara              51        Senior Vice President, Secretary and
                                          General Counsel of the Company

Jeffrey C. Vredenbregt          48        Vice President, Controller and
                                          Treasurer of the Company

Officers of Subsidiaries Deemed Executive Officers of the Company

Name                            Age       Position
----                            ---       --------
Donald A. Carlson, Jr.          55        Senior Managing Director - Capital
                                          Markets Group

Thomas R. Paprocki              47        Chief Operating Officer - Capital
                                          Markets Group

Darrell P. Frank                43        Senior Managing Director - Services
                                          and Technology Group

Brian K. Andrew                 39        Chief Investment Officer - Asset
                                          Management Group

Frank W. Siegel                 49        Senior Managing Director - Wealth
                                          Management Group

Robert J. Tuszynski             42        Senior Vice President and Managing
                                          Director - Asset Management Group

     The term of office of each officer is one year or until his successor is elected and qualified and officers are appointed by the board of directors. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.

Statement Regarding Forward Looking Disclosure

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of financial and legal risks which necessarily accompany various segments of the Company's business, interest rates, retention of key employees, profitable operations of the institutional trading desks and competition in the financial services industry. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct.

ITEM 2.   PROPERTIES.
          ----------

     The Company and BCZ lease commercial office space at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4209. BCZ also owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as an office for the Company and all subsidiaries. This three-story building has approximately 65,000 square feet of space.

     BCZ occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 150 Second Avenue, N.E., Suite 1150, St. Petersburg, Florida
33701; 200 California Street, Suite 400, San Francisco, California 94111-4341; and 8100 Professional Place, Suite 312, Landover, Maryland 20785. Other than the above described office location in West Bend, Wisconsin, all branch offices of BCZ's Wealth Management Group are located in leased premises with varying lease terms from one to five years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year 2001 to a vote of security holders.


                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          -------

     Page references to the Company's 2001 Annual Report in this Part II refer to the hard copy print report, and not to pages on the SEC's electronic file system, EDGAR.

     The Company's Common Stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's Common Stock on the American Stock Exchange for each quarter during the Company's 2001 and 2000 fiscal years and information about the cash dividends paid on the Company's Common Stock for each quarter during 2001 and 2000 may be found on page 38 of the Company's 2001 Annual Report to Shareholders incorporated herein by reference. On March 15, 2002, the average of the bid and ask price of the Company's Common Stock was $14.08. As of March 15, 2002, the Company had approximately 315 record holders of its common stock.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     Information about the Company's operating revenue, net income (loss), earnings (loss) per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1997 through 2001 may be found on page 36 of the Company's 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

     Information about the Company's analysis of financial conditions and results of operations for the fiscal years 2001, 2000 and 1999 may be found on pages 8 through 38 of the Company's 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
         ---------------------------------------------------------

     Risk is an inherent part of the Company's business activities. The potential for changes in value of the Company's financial instruments is referred to as "market risk." Market risk to the Company arises from changes in interest rates, credit spreads and other relevant factors.

     Interest Rate Risk

     Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds, and certain preferred equities. The Company manages its exposure to interest rate risk in its securities inventory by monitoring its inventory with respect to its total capitalization and regulatory net capital requirements. The Company's securities inventories are marked to market and, accordingly, represent current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories may have contractual maturities in excess of several years, the inventories, on average, turn over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to market risk.

     The Company's other investments include government-agency backed collateralized mortgage obligations ("CMOs") issued by the Government National Mortgage Association and the Federal National Mortgage Association. These investments have a fixed rate of interest and are subject to scheduled and early prepayments. The Company finances the CMOs using a repurchase agreement. The Company is exposed to the risk that the cost of financing, which is based on short-term rates adjusted monthly, would exceed the interest received on the CMOs, which is a fixed coupon extending to maturity. Management is of the opinion that the spread between the rate of interest earned and paid is sufficient to mitigate the risk of loss in net interest received versus paid. Management continuously reviews these positions for an adequate spread in interest rates.

     Equity Price Risk

     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of December 31, 2001, the Company manages a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Of the total, $1 billion relates to equity securities portfolios. A general decline in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an affect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of an investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments. These investments are subject to market risk in the form of equity price, interest rate, credit and other performance-related risks. The Company continuously reviews these investments.

     The table below provides information about the Company's financial instruments as of December 31, 2001 that are sensitive to market risk. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For common stock and partnership interests, the table presents the cost and fair values of the investments. The common stock and partnership interests are not specified to result in cash flows during the next five years, although the timing of cash flows is dependent upon many factors. Trading accounts are shown in the caption "Securities Inventory" and non-trading accounts are shown in all other captions.

                                                   Notional           Fair
                                                    Amount            Value
(Dollars in thousands)                             --------           -----
FORWARD DEBT SERVICE AGREEMENT                      $5,005            $170
------------------------------
Index: Municipal Market Data Services AAA/Aaa Scale plus a forward spread

FORWARD INTEREST RATE AGREEMENT                     $5,005           $(104)
-------------------------------
Index: Municipal Market Data Services AAA/Aaa Scale plus a forward spread (Hedge to above instrument)

II.  TRADING AND NON-TRADING PORTFOLIO

                                                             Scheduled Maturity Dates
                                            -----------------------------------------------------------


                                            2002     2003      2004       2005     2006    Thereafter   Total    Fair Value
                                            ----     ----      ----       ----     ----    ----------   -----    ----------
                                                                      (U.S. Dollars in Thousands)
ASSETS
------

SECURITIES INVENTORY - FIXED RATE
---------------------------------
   Municipal bond issues                   $   13   $   10    $   40        --    $6,570    $43,930    $50,563     $48,341
   Weighted average interest rate           5.64%    2.70%     5.78%               5.50%      6.26%
   Institutional Bonds                          5       --         5        --       --       1,317      1,327       1,271
   Weighted average interest rate           4.25%              6.00%                          7.54%
   Other                                       --       --        --        --        10      5,413      5,423         884
   Weighted average interest rate                                                  5.00%      8.35%

SECURITIES INVENTORY - VARIABLE RATE
------------------------------------
   Municipal Variable rate demand notes        --       --        --        --        --     47,940     47,940      47,940
   Weighted average interest rate                                                             1.66%

NOTES RECEIVABLE                            2,124    3,306       340       379       429      2,641      9,219       9,327
----------------
   Weighted average interest rate           9.33%   11.69%     8.63%     8.57%     8.46%     11.17%

OTHER INVESTMENTS - CMOS(1)<F1>                --       --        --        --        --     38,152     38,152      38,125
-------------------------------
   Weighted average interest rate                                                             7.89%

OTHER INVESTMENTS - COMMON STOCK               --       --        --        --        --      9,500      9,500       9,500
--------------------------------

OTHER INVESTMENTS- PARTNERSHIP INTERESTS       --       --        --        --        --        525        525         525
----------------------------------------


LIABILITIES
-----------
SHORT-TERM NOTES PAYABLE (2)<F2>           $3,375    $  --     $  --     $  --     $  --     $   --    $ 3,375     $ 3,375
--------------------------------
   Weighted average interest rate           3.83%

SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE(2)<F2>                       37,870       --        --        --        --         --     37,870      37,870
--------------------------------
   Weighted average interest rate           2.07%

BONDS PAYABLE - FIXED RATE(3)<F9>           1,700       --        --        --        --      1,600      3,300       3,254
---------------------------------
   Weighted average interest rate            8.3%                                              7.3%

(1)<F1>   Assumes no prepayment
(2)<F2> The information shown above includes actual interest rates at December 31, 2001 and assumes no changes in interest rates in 2002 or thereafter.
(3)<F9>   Amounts in 2002 are based on the Company's early redemption of bonds.

     Material limitations exist in determining the overall net market risk exposure of the Company. Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances. Therefore, the above information should not be relied upon as indicative of future actual results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Company's Consolidated Financial Statements containing consolidated statements of financial condition for the years 2001 and 2000 may be found on page 8 of the Company's 2001 Annual Report to Shareholders; consolidated statements of operations for the years 2001, 2000 and 1999 may be found on page 9 of the Company's 2001 Annual Report to Shareholders, consolidated statements of cash flows for the years 2001, 2000 and 1999 may be found on pages 11 and 12 of the Company's 2001 Annual Report to Shareholders; consolidated statements of stockholders' equity for 2001, 2000 and 1999 may be found on page 10 of the Company's 2001 Annual Report to Shareholders.
The consolidated notes to financial statements, together with the report of Arthur Andersen LLP, may be found on pages 13 through 25 of the Company's 2001 Annual Report to Shareholders. Such Consolidated Financial Statements and report of Arthur Andersen LLP are incorporated herein by reference.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     There have been no reportable events.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
            ------------------------------------------------

     Information about the Company's directors and those persons nominated to become directors may be found on pages 3-6 of the Company's March 20, 2002 Proxy Statement incorporated herein by reference.

     On December 28, 1998, Brian Andrew consented to entry of an administrative order by the Securities and Exchange Commission, based on certain actions he took as an employee of an unaffiliated prior employer in the management of an unaffiliated investment company between February 1993 and March 1994. Under the terms of the order, Mr. Andrew paid a civil forfeiture and his activities as an associated person of an investment advisor were subject to certain conditions for one year.

     Other information regarding the executive officers, which is not a part of the Company's Proxy Statement, is set forth in Part I above.

ITEM 11.    EXECUTIVE COMPENSATION.
            ----------------------

     Information required under Item 11 about the compensation paid by the Company to its Chief Executive Officer and other executive officers of the Company may be found on pages 7-8 of the Company's March 20, 2002 Proxy Statement incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            ---------------------------------------------------------------

     Information concerning principal securities holders and securities holdings of management may be found on pages 2-4 of the Company's March 20, 2002 Proxy Statement incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------

     Except as set forth below, there have been no transactions since the beginning of fiscal year 2001, or any currently proposed transactions, or series of similar transactions to which the Company or any of its subsidiaries was or is to be party in which the amount exceeds $60,000 and in which any director, executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the common stock of the Company, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

     On April 13, 2001, Mr. John J. Mulherin, the Chief Executive Officer of the Company, entered into a replacement promissory note with the Company which evidences his indebtedness of $120,000 to the Company. Interest on the April 13, 2001 promissory note, due April 15, 2002, is accrued annually at the variable short-term applicable federal rate and has been forgiven through April 15, 2002. The April 13, 2001 promissory note replaced in part a promissory note dated December 29, 2000 which evidenced his indebtedness to the Company in the principal amount of $67,906.67. Mr. Mulherin originally incurred this indebtedness to pay taxes due on receipt of restricted common stock and the rate has been extended until April 2003.

     Information in response to this Item is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors."

                                    PART IV

ITEM 14(A). EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
            -----------------------------------------------------------------

1.  Financial Statements

The following financial statements are incorporated herein by reference in Part II at Item 8 above.

            (i) Consolidated statements of financial condition - December 31, 2001 and 2000.

            (ii) Consolidated statements of operations - years ended December 31, 2001, 2000 and 1999.

            (iii) Consolidated statements of cash flows - years ended December
                  31, 2001, 2000 and 1999.

            (iv) Consolidated statements of stockholders' equity - years ended December 31, 2001, 2000 and 1999.

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

2.   Supplementary Data and Financial Statement Schedule

The following financial statement schedule in response to this Item 14(a) is submitted as a separate section of this report:

                  Report of Independent Public Accountants on
                             Supplemental Schedule.

ITEM 14(B). REPORTS ON FORM 8-K
            -------------------

None.

EXHIBITS
--------

See Exhibit Index.

                          THE ZIEGLER COMPANIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                          COL. A              COL. B              COL. C              COL. D              COL. E
                                          ------              ------              ------              ------              ------

                                                                     ADDITIONS
                                                       ------------------------------------
DESCRIPTION
                                        Balance at           Charged            Charged to                              Balance at
                                       December 31,             to           Other Accounts-       Deductions-         December 31,
                                           2000              Expense           (Note 1)<F3>        (Note 2)<F4>            2001
                                           ----              -------           ------------        ------------            ----
Reserve for losses (Note 3)<F5>         $2,682,636           $174,608           $(355,409)         $(2,169,010)          $332,825
                                        ----------           --------           ---------          -----------           --------
                                        ----------           --------           ---------          -----------           --------

                                        Balance at           Charged            Charged to                              Balance at
                                       December 31,             to           Other Accounts-       Deductions-         December 31,
                                           1999              Expense           (Note 1)<F3>        (Note 2)<F4>            2000
                                           ----              -------           ------------        ------------            ----
Reserve for losses (Note 3)<F5>         $2,605,596           $314,715           $(154,500)          $(83,175)           $2,682,636
                                        ----------           --------           ---------           ---------           ----------
                                        ----------           --------           ---------           ---------           ----------

                                        Balance at           Charged            Charged to                              Balance at
                                       December 31,             to            Other Accounts        Deductions         December 31,
                                           1998              Expense           (Note 1)<F3>        (Note 2)<F4>            1999
                                           ----              -------           ------------        ------------            ----
Reserve for2losses9(Note 3)<F5>         $2,548,259           $300,446           $(179,000)          $(64,109)           $2,605,596
                                        ----------           --------           ---------           ---------           ----------
                                        ----------           --------           ---------           ---------           ----------

(1)<F3>   These amounts represent adjustments to prior charge-offs.
(2)<F4> These deductions represent charge-offs for the purpose for which the reserve was established.
(3)<F5> The reserve is offset against the corresponding assets in the balance sheet.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE ZIEGLER COMPANIES, INC.
March 22, 2002        By  /s/John J. Mulherin
                          --------------------------------------------
                      John J. Mulherin
                      President, CEO and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2002        /s/ Donald A. Carlson, Jr.
                      ---------------------------------------------------------
                      Donald A. Carlson, Jr., Director

March 22, 2002        /s/ Gary P. Engle
                      ---------------------------------------------------------
                      Gary P. Engle
                      Senior Vice President, Chief Financial Officer and Chief
                      Administrative Officer
                      (Principal Financial Officer)

March 22, 2002        /s/ John C. Frueh
                      ---------------------------------------------------------
                      John C. Frueh, Director

March 22, 2002        /s/ Gerald J. Gagner
                      ---------------------------------------------------------
                      Gerald J. Gagner, Director

March 22, 2002        /s/ John R. Green
                      ---------------------------------------------------------
                      John R. Green, Director

March 22, 2002        /s/ Peter R. Kellogg
                      ---------------------------------------------------------
                      Peter R. Kellogg, Director and Chairman

March 22, 2002        /s/ John J. Mulherin
                      ---------------------------------------------------------
                      John J. Mulherin, President, Chief Executive Officer and
                      Director (Principal Executive Officer)

March 22, 2002        /s/ Jeffrey C. Vredenbregt
                      ---------------------------------------------------------
                      Jeffrey C. Vredenbregt
                      Vice President, Treasurer and Controller
                      (Principal Accounting Officer)

March 22, 2002        /s/ Bernard C. Ziegler III
                      ---------------------------------------------------------
                      Bernard C. Ziegler III, Director

                          THE ZIEGLER COMPANIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 2001

Exhibit                                       Incorporated by           Filed
No.      Description                             Reference             Herewith
---      -----------                             ---------            --------
3.1      Articles of Incorporation    Previously filed as Exhibit C
         of the Company               to the Company's Proxy
                                      Statement dated March 8, 1993.

3.2      By-Laws of the Company       Previously filed as Exhibit D
                                      to the Company's Proxy
                                      Statement dated March 8, 1993
                                      as amended herein by Exhibit
                                      3.1.

3.3      By-Laws of the Company, as   Previously filed as
         amended on February 18,      3(c) to the Form 10-K for year
         1997.                        ended December 31, 1996.

3.4      Amendment to Bylaws,         Previously filed as Exhibit 3.4
         effective March 2000         to the Form 10-K for year ended
                                      December 31, 1999.

3.5      Amendment to Bylaws,         Previously filed as Exhibit 3.5
         effective January 30, 2001   to Amendment No. 1 to Form 10-K
         (reduces number of           for year ended December 31,
         directors)                   2000.

4.1      Indentures and Guaranty      Incorporated herein by
         Agreement                    reference under Exhibit 10
                                      below.

10       Material Contracts

10.1     1993 Employees' Stock        Incorporated by reference from
         Incentive Plan               the March 8, 1993 Proxy
                                      Statement.

10.2     1998 Stock Incentive Plan    Incorporated by reference from
                                      Appendix A to the March 31,
                                      1998 Proxy Statement.

10.3     John Mulherin Employment     Previously filed as Exhibit
         Agreement and Offer Letter   10.4 to the  Form 10-K for year
                                      ended December 31, 2000.

10.4     Gary Engle Employment        Previously filed as Exhibit
         Agreement                    10.5 to the Form 10-K for year
                                      ended December 31, 2000.

10.5     Letter Agreement with M&I    Previously filed as Exhibit
         Marshall & Ilsley Bank       10.6 to the  Form 10-K for year
         dated September 14, 1999     ended December 31, 2000.
         with Promissory Note

10.6     Promissory Note with M&I     Previously filed as Exhibit
         Marshall & Ilsley Bank       10.1 to the  Form 10-Q for the
         dated April 30, 2001         quarterly period ended
                                      September 30, 2001.

10.7     John J. Mulherin             Previously filed as Exhibit
         Promissory Note, dated       10.7 to Amendment No. 1 to Form
         December 29, 2000            10-K for year ended December
                                      31, 2000.

10.8     Form of John J. Mulherin     Previously filed as Exhibit
         Promissory Note, dated       10.8 to Amendment No. 1 to Form
         April 15, 2001               10-K for year ended December
                                      31, 2000.

10.9     Form of Nonqualified                                             X
         Stock Option Agreement

10.10    The 1998 Stock Incentive                                         X
         Plan Amendment

11.1     Statement Re Computation     Incorporated from 2001 Annual
         of Per Share Earnings.       Report to Shareholders, filed
                                      as Exhibit 13.1.

13.1     2001 Annual Report to                                            X
         Shareholders.

21.1     List of Subsidiaries of                                          X
         the Company.

23.1     Consent of Independent                                           X
         Public Accountants.