Form 10-Q
period 2002-03-31
ZIEGLER COMPANIES INC
filed 2002-05-15
CIK 109312

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q


                         _______________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at April 30, 2002 was 2,422,903 shares.

                                     PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      March 31,  December 31,
                                                        2002         2001
(In thousands except per share amounts)              (Unaudited)
ASSETS
  Cash                                                $  3,508     $  1,798
  Short-term investments                                 6,095       12,890

    Total cash and cash equivalents                      9,603       14,688

  Securities inventory                                  27,641       98,436
  Accounts receivable                                    4,233        4,340
  Notes receivable                                       8,105        9,219
  Other investments                                     42,592       48,177
  Deferred tax asset                                     3,005        3,005
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $12,438 and $12,056, respectively                     5,059        5,455
  Other assets                                           3,149        2,636

    Total assets                                      $103,387     $185,956

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term notes payable                            $  4,878     $  3,375
  Securities sold under agreements to repurchase        31,892       37,870
  Payable to broker-dealers and
   clearing organizations                                8,048       79,089
  Accounts payable                                         846          585
  Accrued compensation                                   2,072        8,887
  Bonds payable                                          2,700        3,300
  Other liabilities and deferred items                   8,932        8,736

    Total liabilities                                   59,368      141,842

Minority interest                                        1,643        1,259

Commitments

Shareholders' equity
  Common stock, $1 par, 7,500 shares authorized,
   3,544 shares issued                                   3,544        3,544
  Additional paid-in capital                             6,222        6,250
  Retained earnings                                     50,770       51,172
  Treasury stock, at cost, 1,121
   and 1,143 shares, respectively                      (17,720)     (18,074)
  Unearned compensation                                   (440)         (37)

    Total shareholders' equity                          42,376       42,855

    Total liabilities and shareholders' equity        $103,387     $185,956


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      2002           2001
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 4,811        $ 5,276
  Commissions                                         2,960          4,168
  Investment management and advisory fees             2,539          8,022
  Interest and dividends                              1,595          1,414
  Other income                                          905            856

    Total revenues                                   12,810         19,736

Expenses:
  Employee compensation and benefits                  7,739          9,298
  Communications and data processing                  1,541          2,368
  Occupancy                                             947          1,055
  Brokerage commissions and clearing                    866          1,096
  Promotional                                           758            710
  Professional and regulatory                           548            542
  Investment manager and other                          196          3,445
  Interest                                              377            722
  Other expenses                                        385            156

    Total expenses                                   13,357         19,392

Income (loss) from operations before income
  taxes and minority interest                          (547)           344

Minority interest in net loss of subsidiaries           243              -

Income (loss) from operations before
  income taxes                                         (304)           344

Provision for (benefit from) income taxes              (215)           136

Net income (loss)                                   $   (89)       $   208


Per share data:
  Basic and diluted earnings (loss) per share       $ (0.04)        $ 0.09


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            For the Three Months Ended
                                                              March 31,     March 31,
                                                                2002          2001

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   (89)      $   208
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               576           887
      Unrealized gain on securities inventory                     (49)         (125)
      Gain on sale of building                                      -          (295)
      Compensation expense paid in stock                            9            15
      Deferred income taxes                                         -           153
      Minority interest in subsidiary loss                       (243)            -
      Change in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                                     107           349
          Accrued income taxes receivable                           -         2,475
          Securities inventory                                 70,844        28,807
          Other assets                                           (547)         (542)
        Increase (decrease) in:
          Payable to broker-dealers and
           clearing organizations                             (71,041)      (20,222)
          Accounts payable                                        261          (603)
          Accrued compensation                                 (6,815)       (4,708)
          Other liabilities                                       239          (326)

          Net cash provided by (used in)operating
            activities                                         (6,748)        6,073

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of building                                                -           350
    Payments received on notes receivable                       2,345        11,287
    Sales/paydowns of other investments                         6,084         3,328
  Payments for:
    Issuance of notes receivable                               (1,190)         (161)
    Capital expenditures                                         (227)         (522)
    Purchase of other investments                                (500)            -

          Net cash provided by (used in) investing
           activities                                           6,512        14,282

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                      (Unaudited)

                                                           For the Three Months Ended
                                                             March 31,     March 31,
                                                               2002          2001
(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable                      $ 8,334       $ 5,438
    Issuance of bonds payable                                   1,100             -
    Exercise of employee stock options                              -            80
    Minority interest capital contributions                       627             -
  Payments for:
    Principal payments on short-term notes
      payable                                                  (6,833)       (5,119)
    Repayments of bonds payable                                (1,700)         (534)
    Purchase of treasury stock                                    (87)         (338)
    Cash dividends paid                                          (312)         (313)
  Net repayments under credit facilities                            -       (11,500)
  Net repayments on securities sold under agreements
    to repurchase                                              (5,978)       (3,323)

          Net cash used in financing activities                (4,849)      (15,609)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (5,085)        4,746

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          14,688         7,098

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                               $ 9,603       $11,844


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter                          $   429       $   780
    Net income taxes received during the quarter              $    79       $ 2,491

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Granting of restricted stock from treasury stock          $   412       $    50

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per share data)
                              March 31, 2002

Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company (BCZ), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to presell the securities issues to customers. BCZ had $21,190 of outstanding commitments at March 31, 2002.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially owned subsidiary of the Parent, makes commitments to originate loans. At March 31, 2002, Ziegler Healthcare Fund I, LP had outstanding commitments of $600,000.

     In the normal course of business, the Company has been named as defendant in certain lawsuits. These suits arise in connection with the Company's role as an underwriter in various securities offerings as well as a broker for customers. At March 31, 2002, one such lawsuit brought by an institutional investor who purchased a $5 million bond in a primary offering of securities was pending. The investor requests rescission under state securities laws. Rescission, if granted, would have resulted in a loss to the Company approximating $1 million based on market values as of March 31, 2002. Management believes it has meritorious defenses and has not provided any significant reserves for losses with respect to this matter at March 31, 2002. The matter is expected to be arbitrated in 2002. The Company is also a defendant in other lawsuits incidental to its securities and other businesses. Although the outcome of litigation is always uncertain, based on its understanding of the facts, and the advice of legal counsel, management believes that resolution of these actions will not result in any material effect on the financial condition or results of operations of the Company.

Note C -- Net Capital Requirements

     As a registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent.





     Net capital information as of March 31, 2002, is as follows:

     Net capital                                         $7,531
     Net capital in excess of required net capital       $7,110
     Required net capital                                  $421
     Ratio of aggregate indebtedness to net capital    .84 to 1

Note D -- Securities Inventory and Other Investments

    Securities inventory consisted of the following:

                                                   March 31,   December 31,
                                                     2002         2001
    Municipal bond issues                          $24,463      $96,281
    Institutional bond issues                          763        1,271
    Other securities                                 2,415          884

                                                   $27,641      $98,436

     Municipal bond issues consist primarily of revenue bonds issued by state and local governmental authorities related to healthcare or long-term care facilities. Institutional bond issues consist primarily of bonds issued by churches and independent schools. The reduction in municipal bond issues is primarily due to the remarketing of $47,000 of variable rate demand notes and the retail sale of bonds.

    Other investments consisted of the following:

    Collateralized mortgage obligations ("CMOs")   $32,092      $38,152
    EnvestNet common stock                           9,500        9,500
    Other                                            1,000          525

                                                   $42,592      $48,177

Note E -- Payable to Broker-Dealers and Clearing Organizations

    BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or increased for losses on securities transactions. The amount payable to the clearing broker of $8,048 at March 31, 2002 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $27,197 at March 31, 2002, owned by BCZ.

Note F -- Notes Payable to Banks

    The Company has a line of credit in place to obtain short-term funds.
The line of credit is used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing Administration loan originations, all on a short-term basis. The Company had no notes payable to banks outstanding at March 31, 2002.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

Note H -- Earnings per Share

     The following reconciles the basic and diluted weighted average number of shares outstanding for purposes of the earnings per share computations for net income or loss from operations for the three month periods ended March 31 (shares in thousands):

                                                     2002        2001

     Net income (loss)                                $(89)       $208

     Basic
     Weighted average shares outstanding             2,391       2,391

     Basic income per share                          $(.04)      $ .09

     Diluted
     Weighted average shares outstanding-
       Basic                                         2,391       2,391
     Effect of dilutive securities:
       Restricted stock                                  -          11
       Stock options                                     -           4

     Weighted average shares outstanding-
       Diluted                                       2,391       2,406

     Diluted income (loss) per share                 $(.04)      $ .09

     The diluted share base for the three month period ended March 31, 2002 excludes incremental shares related to restricted stock and options of 14 shares. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the three month period ended March 31, 2002.

Note I -- Operating Segments

     The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and expenses of the operating units in each operating segment. Allocations of indirect administrative and operating costs are based on methodologies, which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied, and other relevant factors.

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

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses. Corporate investment activities include the other investments described in Note D, the activities and share of income related to an 11% owned Small Business Investment Company ("SBIC"), the operating results of the wholly owned management company of the SBIC, and the Company's proportionate share of an investment in Ziegler Equity Funding I, LLC ("ZEF"), a 67% owned private equity fund. The effect on net income before taxes after the adjustment for minority interests is reflected below. Revenues related to minority interests were insignificant.

     Operating segment financial information is as follows:

                                            Three Months Ended March 31,
                                                 2002         2001
     Revenues
        Capital Markets                        $ 3,998      $ 4,724
        Investment Services                      7,142       13,609
        Corporate                                1,670        1,403

                                               $12,810      $19,736

     Net Income (Loss) Before Taxes:
       Capital Markets                         $  (708)     $   185
       Investment Services                        (223)        (587)
       Corporate                                   627          746

                                               $  (304)     $   344

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note J -- New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $546 as of the beginning of fiscal 2002. As a result, during the three month period ended March 31, 2002, the Company did not recognize amortization of goodwill totaling $13 that would have been recognized had the previous standards been in effect. The Company had no purchased intangibles as of the beginning of 2002. The impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three month period ended March 31, 2001 would have been $390 and $.16 per share, respectively.

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The first of the impairment tests is required to be performed by June 30, 2002. The Company will perform the first of the required impairment tests of goodwill during the second quarter of 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
<PAGE

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Operating Segments

     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries and partially owned and controlled subsidiaries (collectively known as the "Company"), is engaged in financial services activities. These financial services activities are conducted through three operating segments:
Capital Markets, Investment Services and Corporate.

     The Capital Markets Group underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial products incorporating risk management strategies, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with the Company's investment banking services. Capital Markets activities are conducted through the B. C. Ziegler and Company ("BCZ") subsidiary, except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services Group consisted of three operating units: Asset Management, Wealth Management and Portfolio Consulting. On August 31, 2001, the Company exited the Portfolio Consulting business with the disposition of PMC International, Inc. ("PMC") located in Denver, Colorado. The Company still offers portfolio consulting services through the broker distribution network of its Wealth Management operation using third party providers. Asset Management provides investment advisory services to Company-sponsored mutual funds and private account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Company. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

  Portfolio Consulting provided fee-based "wrap account" services as an intermediary, serving independent financial advisors, investment consultants, and other financial services organizations. In wrap accounts, multiple services such as manager search and evaluation, trade execution, performance reporting, and statement preparation are "wrapped" together in exchange for a single fee from the customer. Through August 2001 Portfolio Consulting activities were provided by the Company through PMC.

     The Corporate Group consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to the Capital Markets and the Investment Services Groups using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied and other related factors. Corporate Group investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans and lending to qualified small businesses, primarily for-profit assisted living providers; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHP and ZHC.
The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. Corporate also includes the Company's share of the operations of ZEF. Each of these companies is consolidated into the Company's financial statements.

     The Company's businesses are sensitive to economic and other factors. Capital Markets Group investment banking revenues and related fees decreased in 2002. After significant efforts by issuers to complete transactions before the end of the year, there is less interest in the initiation of projects and the related bond issues in the first part of the new year. Competition for investment banking transactions has also caused reductions in fees for this business. Capital Market's trading activity was also lower compared to the same quarter in 2001. The declining interest rate environment in 2001 caused institutional investors to increase trading activity in an effort to capture yields at that time. In 2002 the rate environment did not cause as much trading activity.

     Market valuation in the equity markets and market uncertainty are factors affecting the Investment Services Group. Asset Management and, to a lesser extent, Wealth Management received less fee revenues on assets under management or advisement as the result of declining market values. Although total assets under management in the Company's current businesses increased as the result of the addition of new customer assets, revenues were relatively flat. The declining market values in the equity markets caused total equity portfolio assets to decrease. The decrease in equity portfolio assets was more than offset by increased assets in the fixed income portfolios. The changed proportion of assets and the lower fees earned on fixed income portfolios were the reasons for the flat revenues in our current businesses. The Portfolio Consulting assets were removed from the Company's total assets under management or advisement with the sale of PMC in 2001. As a result of the PMC sale, overall Company revenues and related expenses declined. Wealth Management was also impacted by uncertain markets. Retail brokerage transaction activity remains relatively slow.

                 Results of Operations - Three months ended
                 March 31, 2002 Compared to March 31, 2001
                           (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                  Increase/
For the Three Months Ended March 31,            2002      2001   (Decrease)
     Revenues
       Capital Markets                        $ 3,998   $ 4,724   $  (726)

       Investment Services
         Asset Management                       2,219     2,137        82
         Wealth Management                      4,923     5,302      (379)
         Portfolio Consulting                       -     6,170    (6,170)
           Total Investment Services            7,142    13,609    (6,467)

       Corporate                                1,670     1,403       267

                                              $12,810   $19,736   $(6,926)
     Net Income (Loss) Before Taxes
       Capital Markets                        $  (708)  $   185   $  (893)

       Investment Services
         Asset Management                          93       164       (71)
         Wealth Management                       (316)     (393)       77
         Portfolio Consulting                       -      (358)      358
           Total Investment Services             (223)     (587)      364

       Corporate                                  627       746      (119)

                                              $  (304)  $   344   $  (648)

     All references to 2002 and 2001 in the information below refer to the three months ended in both of those years unless otherwise indicated.

Capital Markets Group
     Capital Markets total revenues decreased $726 from $4,724 in 2001 to $3,998 in 2002, a decrease of 15%. Declines in underwriting and trading revenues were the primary reasons for the decrease. A total of eight senior and sole managed municipal underwriting transactions totaling $196 million in bonds issued were completed in 2002 compared to six transactions totaling $204 million in 2001. A total of five church and school underwriting transactions totaling $29 million were completed in 2002, compared to one transaction totaling $11.5 million in 2001. A decline in fees associated with the underwriting transactions is the primary reason for a $280 decrease in underwriting revenues. Trading profits decreased $444 in 2002. In 2001, a decreasing rate environment caused a higher level of trading activity among institutional investors. In 2002 there was a lower level of institutional fixed income securities trading activity. FHA mortgage loan origination fees did not change significantly between periods.

      Capital Markets expenses increased $167 from $4,539 in 2001 to $4,706 in 2002. Employee compensation and benefits decreased $265 primarily due to decreased commission expense on lower trading volumes. Interest expense also decreased $114 as the result of decreased interest rates. These decreases were more than offset by a $486 increase in costs for administrative support activities allocated to Capital Markets. The resulting net loss before taxes for Capital Markets in 2002 was $708 compared to net income of $185 in 2001.

Investment Services Group
     Revenues and net losses were $7,142 and $223, respectively, in 2002 compared to $13,609 and $587, respectively, in 2001 for this segment. Declining market values of equity securities and mutual funds, sluggish retail investor activity, and the elimination of the Portfolio Consulting operation which was sold in 2001, resulted in lower revenues and less of a loss in 2002.

Asset Management-
     Total revenues were $2,219 in 2002 compared to $2,137 in 2001, an increase of $82. Distributor commissions increased $85 primarily due to increased sales volumes compared to 2001. Total assets under management increased to $2.1 billion at March 31, 2002 compared to $1.8 billion at March 31, 2001. Asset market value declines in the equity portfolios, on which higher fees are charged, were not offset by the increase in overall assets under management with respect to revenues. Investment management and advisory fees did not change significantly despite an overall increase in assets under management as the proportion of assets under management shifted to fixed income portfolios, on which lower fees are charged.

     Asset Management expenses increased $153 to $2,126 in 2002 compared to $1,973 in 2001. Compensation and benefits decreased $160 due to a reduction in sales personnel between the first quarter of 2001 and the first quarter of 2002. This decrease was offset by increased promotional expense of $109 in 2002 as compared to 2001. The balance of the increased expenses was spread across several categories of expense and related to an overall increase in costs of operations. Asset Management had net income before taxes of $93 in 2002 compared to $164 in 2001.

Wealth Management-
     Total revenues of Wealth Management were $4,923 in 2002 compared to $5,302 in 2001, a decrease of $379. Commission income from financial products not underwritten by BCZ decreased $478, primarily as a result of decreased overall retail investor transaction volumes. Commission income also decreased $358 as the result of the sale of the insurance agency at the end of the second quarter of 2001. These decreases were partially offset by a $303 increase in revenues from the retail sale of bonds underwritten by the Company and an increase in advisory fees related to "wrap" programs.

     Total Wealth Management expenses were $5,239 in 2002 compared to $5,695 in 2001, a decrease of $456. A decrease in support personnel as the result of personnel reductions resulted in a $171 decline in compensation and benefit expense. Additionally, expenses allocated for administrative support activities decreased $803 in 2002 compared to 2001. These decreases were offset by increases in professional fees, promotional expenses, and investment manager fees. Wealth Management had a loss before taxes of $316 in 2002 compared to $393 in 2001.

Portfolio Consulting -
     This operation was merged into an unaffiliated company on August 31, 2001. Total revenues and expenses of Portfolio Consulting were $6,170 and $6,528, respectively, in 2001. Both revenues and expenses were eliminated due to the sale of the operations. The operating loss after taxes was $264 in 2001.

Corporate Group
     Corporate revenues were $1,670 in 2002 compared to $1,403 in 2001. Interest and dividends were $1,047 in 2002 compared to $947 in 2001 and are primarily related to the investment in government agency-backed collateralized mortgage obligations ("CMOs") and notes receivable held by the Parent. The Company also received a $341 rebate in 2002 from its clearing broker as a result of favorable contract negotiations which is reflected in other income. The balance of Corporate revenues is related primarily to fee income which declined in 2002 compared to 2001. Minority interest revenues in 2002 were not significant.

     Corporate expenses net of the minority interests and after allocations to the Company's other operating segments were $1,043 in 2002 compared to $657 in 2001. Prior to allocations, total Corporate expenses, less the expenses of the partially-owned and consolidated entities, were $2,629 in 2002 compared to $2,674 in 2001. The largest component of expenses is employee compensation and benefits which was $1,013 in 2002 compared to $846 in 2001. Interest expense, primarily related to the financing of the government agency-backed CMOs decreased in 2002. The allocations to the other segments totaled $1,635 in 2002 compared to $2,017 in 2001. The minority interests incurred losses in the first quarter of 2002 which are removed from the results of the Corporate segment and separately disclosed in the Company's financial statements. These losses totaled $243 in 2002. Corporate net income before taxes was $627 in 2002 compared to $746 in 2001.

                       Liquidity and Capital Resources
                            (Dollars in thousands)

     The Company provides financial services. Variations in assets and liabilities are primarily related to fluctuations in the value of financial assets associated with those services. The level of securities inventory and the related financing of that inventory through the Company's clearing broker has the greatest impact on cash flow. Capital expenditures for fixed assets are insignificant.

     A source of cash for the Company has been and continues to be the issuance of commercial paper classified as short term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days, with the majority of notes being less than 60 days. In 2002, a total of $8,334 of notes were issued and $6,833 were repaid. The total balance of short-term notes outstanding was $4,878 as of March 31, 2002. The issuance of the short-term notes is on a direct basis to customers and is limited by the availability of customers who wish to invest in these short-term notes at the rates offered by the Company. These short-term notes are unrated.

     The Parent also finances its activities through a banking relationship shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under the bank unsecured line of credit at March 31, 2002. Amounts outstanding under repurchase agreements totaled $31,892 at March 31, 2002 and were used to finance the purchase of government agency-backed CMOs included in other investments in the Consolidated Statements of Financial Condition.

     BCZ, the Company's broker-dealer subsidiary, finances activities from its own resources, from the unsecured line of credit available through the banking relationship and shared with the Parent, from its clearing agent using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under bank unsecured line of credit or intercompany borrowings from the Parent at March 31, 2002. The amount due the clearing agent was $8,048 at March 31, 2002. Securities inventory held by BCZ serves as the underlying collateral for the amount due.

     BCZ acts as remarketing agent for approximately $2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote.
The securities may be tendered to BCZ at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. There were no variable rate securities held in inventory at March 31, 2002. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

     ZFC, whose activities include FHA loan origination, finances its activities from its own resources, through intercompany borrowing from the Parent, and by arrangements with other parties involved in the FHA transactions.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest, is the general partner, and is included in the Company's consolidated financial statements. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and debentures from the SBA on favorable terms. The SBA has granted ZHF leverage of up to $38.2 million. At March 31, 2002, ZHF had $3,097 of loans to small businesses outstanding and $2,700 of debentures due the SBA. The interest received on the loans is intended to be sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to correspond to the repayment terms on the debentures from the SBA. At March 31, 2002, ZHF had a remaining leverage commitment from the SBA of up to $35.5 million.

     FCFC served as a limited purpose finance company for financing mortgages to churches, and issued bonds to the public as a source of cash prior to 1996. During the first quarter of 2002, FCFC sold its portfolio of loans totaling $2,083 to an unaffiliated third party and used the $1,700 of proceeds to redeem 100 percent of FCFC's outstanding bonds.

     BCZ, the Company's broker-dealer subsidiary, is subject to the requirements of the Security and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 2002, BCZ had net capital of $7,531, which exceeded minimum net capital requirements by $7,110. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. Adequate net capital is also important for BCZ in the conduct of its business activities. In the opinion of management, the current level of net capital is adequate for the conduct of its business activities.

     The Company's overall funding needs are periodically reviewed to ensure that it has adequate resources to support the operation of its businesses. The Company's cash and cash equivalent position allows a certain degree of flexibility in its business activities. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations. The Company intends to explore potential acquisition opportunities as a means of expanding its businesses. Such opportunities may require the Company to arrange for additional sources of funding.

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry, as well as the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, the ability of the Company to distribute securities it underwrites, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the volume of sales by its retail brokers, the outcome of pending litigation, and the ability to attract and retain qualified employees.

Quantitative and Qualitative Disclosure About Market Risk

     Risk is an inherent part of the Company's business activities. The potential for changes in value of the Company's financial instruments is referred to as "market risk." Market risk to the Company arises from changes in interest rates, credit spreads and other relevant factors.

Interest Rate Risk
     Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds, and certain preferred equities. The Company manages its exposure to interest rate risk in its securities inventory by monitoring its inventory with respect to its total capitalization and regulatory net capital requirements. The Company's securities inventories are marked to market and, accordingly, represent current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories may have contractual maturities in excess of several years, the inventories, on average, turn over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to interest rate risk.

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

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of March 31, 2002, the Company manages a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Of the total, $1 billion relates to equity securities portfolios.
A general decline in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of an investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments in ZEF. These investments are subject to market risk in the form of equity price, interest rate, credit and other performance-related risks. The Company continuously reviews these investments.

     The table below provides information about the Company's financial instruments as of March 31, 2002 that are sensitive to market risk. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For common stock and partnership interests, the table presents the cost and fair values of the investments. The common stock and partnership interests will not result in any regular cash flows during the next five years. Trading accounts are shown in the caption "Securities Inventory" and non-trading accounts are shown in all other captions.

I.  Forward Agreements
                                                      Notational     Fair
    (Dollars in thousands)                              Amount       Value
    Forward Debt Services Agreement                     $5,005       $188
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005      $(101)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to above instrument.)



II.  Trading and Non-Trading Portfolio

                                                  Scheduled Maturity Dates
                                       2002    2003   2004   2005   2006  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS
Securities Inventory - fixed rate
Municipal bond issues                 $    5  $   -  $   -  $   -  $2,580  $23,300   $25,885  $24,463
  Weighted average interest rate       6.00%                        5.50%    6.00%

Collateralized Mortgage obligations(1)     -      -      -      -       -    3,992     3,992      444
  Weighted average interest rate                                             8.81%

Corporate bond issues                      -      -      -      -       -       83        83       82
  Weighted average interest rate                                             6.58%

Institutional bonds                        -     20     32     22      38      690       802      763
  Weighted average interest rate              4.75%  5.09%  5.56%   6.00%    7.24%

Preferred Stock                            -      -      -      -       -    1,716     1,716    1,692
  Weighted average interest rate                                             7.11%

Other                                      -      -     14      -      60      137       211      197
  Weighted average interest rate                    13.09%          5.80%    7.62%

Notes receivable                       1,658  3,091    104    122     148    2,981     8,105    8,105
  Weighted average interest rate      11.18% 11.60% 11.37% 11.52%  11.71%   11.97%

Other investments - CMOs(1)                -      -      -      -       -   32,092    32,092   32,092
  Weighted average interest rate                                             7.97%

Other investments - Common Stock           -      -      -      -       -    9,500     9,500    9,500

Other investments - Partnership
 Interests                                 -      -      -      -       -    1,000     1,000    1,000

LIABILITIES

Short-term notes payable(2)            4.878      -      -      -       -        -     4,878    4,878
  Weighted average interest rate       3.28%

Securities sold under agreements to
repurchase(2)                         31,892      -      -      -       -        -     31,892  31,892
  Weighted average interest rate       2.08%

Bonds payable - fixed rate(1)              -      -      -      -       -    2,700      2,700   2,700
  Weighted average interest rate                                             7.30%

(1)  Assumes no prepayment
(2) The information shown above includes actual interest rates at March 31, 2002 and assumes no changes in interest rates in 2002 or thereafter.


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

                                PART II

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders

     The Registrant held an annual meeting on Tuesday, April 23, 2002 for which a proxy statement was sent to shareholders of record at the close of business on March 15, 2002. A brief description of the matters voted upon is as follows:

     1.  To elect two directors for a term of three years; and

     2. To transact any other business which may properly come before the meeting, or any adjournments thereof.

     A total of 2,204,290 shares were voted.  The following votes were cast:

     1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                           Grant         Withhold
         Bernard C. Ziegler III          2,197,079         7,211
         Donald A. Carlson               2,187,508        16,782

         The following directors continued their unexpired terms in office:
         J. C. Frueh, G. J. Gagner, J. J. Mulherin, J. R. Green and
         P. R. Kellogg.

     2.  To act on other business:

                                           Grant         Withhold
                                         2,204,290           0

Item 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:  the following exhibit is filed with this Form 10-Q:

          10.1 Promissory Note with M&I Marshall & Ilsley bank dated April 30, 2002.

     (b)  Reports on Form 8-K:  None





                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ZIEGLER COMPANIES, INC.



Dated:  May 15, 2002                      By /s/ John J. Mulherin
                                             John J. Mulherin
                                             President and CEO


Dated:  May 15, 2002                      By /s/ Gary P. Engle
                                             Gary P. Engle
                                             Senior Vice President/CFO


1


16


17