Form 10-Q
period 2002-06-30
ZIEGLER COMPANIES INC
filed 2002-08-14
CIK 109312

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q


                         _______________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2002

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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at July 31, 2002 was 2,198,788 shares.

                                     PART I

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       June 30,  December 31,
                                                        2002         2001
(In thousands except per share amounts)              (Unaudited)
ASSETS
  Cash                                                $  2,391     $  1,798
  Short-term investments                                11,649       12,890

    Total cash and cash equivalents                     14,040       14,688

  Securities inventory                                  40,110       98,436
  Accounts receivable                                    3,545        4,340
  Notes receivable                                      10,645        9,219
  Other investments                                     38,655       48,177
  Land, buildings and equipment, at cost,
   net of reserves for depreciation of
   $12,962 and $12,056, respectively                     4,830        5,455
  Other assets                                           6,211        5,641

    Total assets                                      $118,036     $185,956

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term notes payable                            $  4,503     $  3,375
  Securities sold under agreements to repurchase        28,014       37,870
  Payable to clearing broker                            25,694       79,089
  Accrued compensation                                   3,342        8,887
  Bonds payable                                          2,700        3,300
  Other liabilities and deferred items                   9,574        9,321

    Total liabilities                                   73,827      141,842

Minority interest                                        4,910        1,259

Commitments

Shareholders' equity
  Common stock, $1 par, 7,500 shares authorized,
   3,544 shares issued                                   3,544        3,544
  Additional paid-in capital                             6,222        6,250
  Retained earnings                                     51,049       51,172
  Treasury stock, at cost, 1,343
   and 1,143 shares, respectively                      (21,146)     (18,074)
  Unearned compensation                                   (370)         (37)

    Total shareholders' equity                          39,299       42,855

    Total liabilities and shareholders' equity        $118,036     $185,956

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Three Months Ended
                                                     June 30,       June 30,
                                                      2002           2001
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 8,804        $ 5,280
  Commissions                                         2,857          3,849
  Investment management and advisory fees             2,527          8,263
  Interest and dividends                              1,327          1,241
  Gain on sale of operations                            303            851
  Other income                                          458          2,455

    Total revenues                                   16,276         21,939

Expenses:
  Employee compensation and benefits                  9,688          9,997
  Communications and data processing                  1,575          2,709
  Promotional                                         1,194          1,213
  Occupancy                                             965          1,193
  Brokerage commissions and clearing                    828            972
  Professional and regulatory                           417            352
  Interest                                              302            697
  Investment manager and other                          225          3,451
  Other expenses                                        295            374

    Total expenses                                   15,489         20,958

Income from operations before income taxes
  and minority interest                                 787            981

Minority interest in net loss of subsidiaries            95              -

Income from operations before income taxes              882            981

Provision for income taxes                              288            399

Net income                                          $   594        $   582


Per share data:
  Basic and diluted earnings per share              $  0.26         $ 0.24

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    For the Six Months Ended
                                                     June 30,      June 30,
                                                      2002           2001
(In thousands except per share amounts)
Revenues:
  Investment banking                                $13,615        $10,557
  Commissions                                         5,817          8,017
  Investment management and advisory fees             5,066         16,285
  Interest and dividends                              2,922          2,654
  Gain on sale of operations                            303            851
  Other income                                        1,363          3,311

    Total revenues                                   29,086         41,675

Expenses:
  Employee compensation and benefits                 17,427         19,295
  Communications and data processing                  3,116          5,077
  Promotional                                         2,060          1,923
  Occupancy                                           1,912          2,249
  Brokerage commissions and clearing                  1,586          2,068
  Professional and regulatory                           965            894
  Interest                                              679          1,419
  Investment manager and other                          421          6,895
  Other expenses                                        680            530

    Total expenses                                   28,846         40,350

Income from operations before income taxes
  and minority interest                                 240          1,325

Minority interest in net loss of subsidiaries           338              -

Income from operations before income taxes              578          1,325

Provision for income taxes                               73            535

Net income                                          $   505        $   790


Per share data:
  Basic and diluted earnings per share              $  0.22         $ 0.33

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                             For the Six Months Ended
                                                               June 30,     June 30,
                                                                2002          2001

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $   505       $   790
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             1,140         1,809
      Gain on sale of land and equipment                            -          (273)
      Gain on sale of operations                                 (303)         (851)
      Unrealized gain on securities inventory                    (214)         (232)
      Compensation expense paid in stock                          101           142
      Minority interest in subsidiary losses                     (338)            -
      Change in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                                     795          (607)
          Accrued income taxes receivable                           -         2,877
          Securities inventory                                 58,540       (11,027)
          Other assets                                           (532)          (72)
        Increase (decrease) in:
          Payable to broker-dealers and
           clearing organizations                             (53,395)       17,585
          Accrued compensation                                 (5,545)       (3,818)
          Other liabilities and deferred items                    253        (1,160)

          Net cash provided by operating activities             1,007         5,163

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of building                                                -           351
    Payments received on notes receivable                       2,352        11,360
    Sales/paydowns of other investments                        10,022         3,476
    Sale of operations, net                                         -           591
  Payments for:
    Issuance of notes receivable                               (3,433)            -
    Capital expenditures                                         (595)       (1,031)
    Purchase of other investments                                (500)       (1,320)

          Net cash provided by investing activities             7,846        13,427

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                      (Unaudited)


       0
                                                             For the Six Months Ended
                                                              June 30,      June 30,
                                                               2002          2001
(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable                      $14,754       $10,598
    Issuance of bonds payable                                   1,100             -
    Minority interest capital contributions                     3,988             -
  Payments for:
    Principal payments on short-term notes
      payable                                                 (13,625)      (10,600)
    Repayments of bonds payable                                (1,700)         (591)
    Purchase of treasury stock                                 (3,535)         (338)
    Cash dividends paid                                          (627)         (627)
  Net repayments under credit facilities                            -       (11,500)
  Net repayments on securities sold under agreements
    to repurchase                                              (9,856)       (3,470)

          Net cash used in financing activities                (9,501)      (16,528)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (648)        2,062

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          14,688         7,098

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                               $14,040       $ 9,160


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                           $   682       $ 1,442
    Income taxes refunded during the period, net              $   (79)      $(2,486)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Granting of restricted stock from treasury stock          $   412       $    50

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per share data,
                  unless specifically stated otherwise)
                               June 30, 2002



Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2001 annual report on Form 10-K. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company (BCZ), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to obtain commitments to sell the securities issues to customers. BCZ had $14,130 of firm underwriting commitments at June 30, 2002.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially owned subsidiary of the Parent, makes commitments to originate loans. At June 30, 2002, Ziegler Healthcare Fund I, LP had outstanding commitments of $4,120.

     In the normal course of business, the Company has been named as defendant in certain lawsuits. These suits arise in connection with the Company's role as an underwriter in various securities offerings as well as a broker for customers. At June 30, 2002, one such lawsuit brought by an institutional investor who purchased a $5 million bond in a primary offering of securities was pending. The investor requests rescission under state securities laws. Rescission, if granted, would have resulted in a loss to the Company approximating $850 based on market values as of June 30, 2002. Management believes it has meritorious defenses and has not provided any significant reserves for losses with respect to this matter at June 30, 2002. The matter is expected to be arbitrated in 2002. The Company is also a defendant in other lawsuits incidental to its securities and other businesses. Although the outcome of litigation is always uncertain, based on its understanding of the facts, and the advice of legal counsel, management believes that resolution of these actions will not result in any material effect on the consolidated financial condition or results of operations of the Company.

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



     Net capital information as of June 30, 2002, is as follows:

     Net capital                                                $11,310
     Net capital in excess of required net capital              $10,774
     Required net capital                                          $536
     Ratio of aggregate indebtedness to net capital            .71 to 1

Note D -- Securities Inventory and Other Investments

    Securities inventory consisted of the following:

                                                   June 30,   December 31,
                                                     2002         2001
    Municipal bond issues                          $39,480      $96,281
    Institutional bond issues                          109        1,271
    Other securities                                   521          884

                                                   $40,110      $98,436

     Municipal bond issues consist primarily of revenue bonds issued by state and local governmental authorities related to healthcare or long-term care facilities. Institutional bond issues consist primarily of bonds issued by churches and independent schools. The reduction in municipal bond issues from December 31, 2001, to June 30, 2002, is primarily due to the remarketing of $47,000 of variable rate demand notes and the retail sale of bonds.

    Other investments consisted of the following:

    Collateralized mortgage obligations ("CMOs")   $28,155      $38,152
    EnvestNet common stock                           9,500        9,500
    Other                                            1,000          525

                                                   $38,655      $48,177

Note E -- Payable to Broker-Dealers and Clearing Organizations

    BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing and inventory purchases offset by fees earned, commissions, inventory sales and profits or increased for losses on securities transactions. The amount payable to the clearing broker of $25,694 at June 30, 2002 relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $40,013 at June 30, 2002, owned by BCZ.

Note F -- Notes Payable to Banks

    The Company has a line of credit of up to $20 million in place to obtain short-term funds. The line of credit is used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing Administration loan originations, all on a short-term basis. The Company had no notes payable to banks outstanding at June 30, 2002.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

Note H -- Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income from operations for the following periods ended June 30 (shares in thousands):

                                                 For the Three Months Ended
                                                      2002        2001
     Net income                                       $594        $582

     Basic
     Weighted average shares outstanding             2,245       2,398

     Basic income per share                          $ .26       $ .24

     Diluted
     Weighted average shares outstanding-
       Basic                                         2,245       2,398
     Effect of dilutive securities:
       Restricted stock                                 11          12
       Stock options                                     -           -

     Weighted average shares outstanding-
       Diluted                                       2,256       2,410

     Diluted income per share                        $ .26       $ .24

                                                  For the Six Months Ended
                                                      2002        2001

     Net income                                       $505        $790

     Basic
     Weighted average shares outstanding             2,318       2,395

     Basic income per share                          $ .22       $ .33

     Diluted
     Weighted average shares outstanding-
       Basic                                         2,318       2,395
     Effect of dilutive securities:
       Restricted stock                                  9          12
       Stock options                                     -           2

     Weighted average shares outstanding-
       Diluted                                       2,327       2,409

     Diluted income per share                        $ .22       $ .33

Note I -- Operating Segments

     The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and expenses of the operating units in each operating segment as well as an allocation of indirect administrative and operating costs.

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

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses. Corporate investment activities include the other investments described in Note D, the activities and share of income related to an 11% owned Small Business Investment Company ("SBIC"), the operating results of the wholly owned management company of the SBIC, and the Company's proportionate share of an investment in Ziegler Equity Funding I, LLC ("ZEF"), a 67% owned private equity fund. ZEF is 33% owned by qualified officers and employees of the Company. The effect on net income before taxes after the adjustment for minority interests is reflected below. Revenues related to minority interests were insignificant.

     Since there are no comprehensive authorities for management accounting equivalent to accounting principles generally accepted in the United States, the information presented is not necessarily comparable with similar information in other broker-dealer financial statements. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements and changes in the organization and management structure. Allocations of indirect administrative and operating costs are based on methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, and other relevant factors.

     Operating segment financial information is as follows:

                                            Three Months Ended June 30,
                                                 2002         2001
     Revenues
       Capital Markets                         $ 7,258      $ 6,379
       Investment Services                       7,918       14,123
       Corporate                                 1,100        1,437

         Total                                 $16,276      $21,939

     Net Income (Loss) Before Income Taxes:
       Capital Markets                         $   993      $ 1,283
       Investment Services                         (19)        (535)
       Corporate                                   (92)         233

         Total                                 $   882      $   981

                                             Six Months Ended June 30,
                                                 2002         2001
     Revenues
       Capital Markets                         $11,255      $11,103
       Investment Services                      15,060       27,732
       Corporate                                 2,771        2,840

         Total                                 $29,086      $41,675

     Net Income (Loss) Before Income Taxes:
       Capital Markets                         $   285      $ 1,468
       Investment Services                        (243)      (1,122)
       Corporate                                   536          979

         Total                                 $   578      $ 1,325

     The Company's revenues and net income before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note J -- New Accounting Pronouncements

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

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $546 as of the beginning of 2002. As a result, during the six month period ended June 30, 2002, the Company did not recognize amortization of goodwill totaling $26 that would have been recognized had the pervious standards been in effect. The Company had no purchased intangibles as of the beginning of 2002. The following table presents the impact of SFAS No. 142 on net income and earnings per share had the standard been in effect for the six month period ended June 30, 2001:

                                                       Six months ended
                                                            June 30,
                                                        2002      2001
     Net income as reported                             $505     $  790
     Add back goodwill amortization                      N/A        365

     Adjusted net income                                $505     $1,155

     Basic and diluted earnings per share
       as reported                                     $ .22      $ .33
     Add back goodwill amortization                      N/A        .15

     Adjusted basic and diluted earnings per share     $ .22      $ .48

     The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company performed the first of the required impairment tests of goodwill during the second quarter of 2002 and no impairment charge was deemed necessary. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 will spread out the reporting of expenses related to exit, disposal or restructuring activities initiated after December 31, 2002 because commitment to a plan to exit an activity, dispose of long-lived assets or restructure will no longer be the determining factor of when to record a liability for the anticipated costs. Instead, companies will record exit, disposal or restructuring costs when they are incurred
(obligated) and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. Under SFAS No. 146, some of these costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in some much later period. The future impact to the Company will be determined by any future activities in these areas. The Company does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

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

     The Investment Services Group consisted of three operating units: Asset Management, Wealth Management and Portfolio Consulting. On August 31, 2001, the Company sold its Portfolio Consulting business with the disposition of PMC International, Inc. ("PMC") located in Denver, Colorado. The Company still offers portfolio consulting services through the broker distribution network of its Wealth Management operation using third party providers. Asset Management provides investment advisory services to Company-sponsored mutual funds and private account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Company. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

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

     The Corporate Group consists primarily of the investment and debt management activities of the Parent and the unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to the Capital Markets and the Investment Services Groups using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, the area occupied and other related factors. Corporate Group investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans and lending to qualified small businesses, primarily for-profit assisted living providers; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHP and ZHC.
The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. Corporate also includes the Company's share of the operations of ZEF. Each of these companies is consolidated into the Company's financial statements.
     The Company's businesses are sensitive to economic and other factors. Capital Markets Group investment banking revenues and related fees have increased in 2002. To a large extent, much of the activity in 2002 is related to projects begun in the previous several years. As this "pipeline" of underwriting projects has reached the stage of a bond issue, investment banking revenues have increased. There continues to be strong demand for additional capital from the Capital Markets Group's main clients, senior living and healthcare providers, religious institutions, and private schools. In addition, historically low interest rates, and a steepening yield curve, have prompted a higher level of refinancing and interest rate management transactions. Capital Markets continues to observe its usual seasonality, whereby transaction activity in the first quarter is lower than subsequent quarters of the calendar year. Capital Market's trading and security sales activity is lower than in 2001. As interest rates dropped quickly in 2001, investors sought to capture yield and reposition portfolios. In 2002, rates have stayed low, but the general level of secondary trading has taken a backseat to an increased investor desire to purchase new issues. In general, demand for fixed income products has been favorable, especially in light of uncertainty in other investment markets.

     Market valuation in the equity markets and market uncertainty are factors affecting the Investment Services Group. Asset Management and, to a lesser extent, Wealth Management were affected by these circumstances with respect to assets under management or advisement. The dollar value of total assets under management in the Company's current businesses had been increasing due to the sale of additional asset management services, but declining market values offset those increases. Furthermore, the proportion of assets under management shifted to fixed income portfolios on which lower fees are charged. As the result of these circumstances revenues from these services were relatively flat in the Asset Management and Wealth Management businesses. The Portfolio Consulting assets were removed from the Company's total assets under management or advisement with the sale of PMC in 2001. As a result of the PMC sale, overall Company revenues and related expenses declined accordingly. Wealth Management transaction volumes were also impacted by uncertain markets. Retail brokerage transaction activity remains relatively slow. However, the Company has experienced increased demand from retail clients for its underwritten bond issues.

     The level of interest rates and the rate of prepayments on principal are primary factors affecting Corporate. The spread between interest received on the Government National Mortgage Association and Federal National Mortgage Association CMOs and the cost of borrowing on the repurchase agreement used to finance the securities may narrow if short-term interest rates increase. An increase in interest rates would increase the cost of financing these CMOs. The current spread in the interest rates is approximately 5.9%. Interest earned on the portfolio of CMOs will decrease as scheduled and unscheduled prepayments of principal occur. In the first six months of 2002, approximately $10 million of principal had been repaid on these securities. The repurchase agreement used to finance the security was reduced by a corresponding amount. Corporate also realizes gains as it realizes cash flows from the disposition of PMC. Cash flows will occur as $4.5 million of notes are paid and the stock is sold. A note of $1.5 million is due August 31, 2002, on which $600 of deferred gain will be recognized and a note of $3 million is due August 31, 2003, on which $1,199 of deferred gain will be recognized as those notes are repaid. The balance of the deferred gain of $3,797 will be recognized when the stock is ultimately sold. The gain was deferred at the time of the transaction due to the uncertainty of collection of the debt and realization of the value of the common stock.


                 Results of Operations - Three months ended
                  June 30, 2002 Compared to June 30, 2001
         (Dollars in thousands, unless specifically stated otherwise)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                  Increase/
For the Three Months Ended June 30,             2002      2001   (Decrease)
     Revenues
       Capital Markets                        $ 7,258   $ 6,379   $   879

       Investment Services
         Asset Management                       2,129     2,103        26
         Wealth Management                      5,789     5,952      (163)
         Portfolio Consulting                       -     6,068    (6,068)
           Total Investment Services            7,918    14,123    (6,205)

       Corporate                                1,100     1,437      (337)

         Total                                $16,276   $21,939   $(5,663)

     Net Income (Loss) Before Income Taxes
       Capital Markets                        $   993   $ 1,283   $  (290)

       Investment Services
         Asset Management                         (27)     (211)      184
         Wealth Management                          8       188      (180)
         Portfolio Consulting                       -      (512)      512
           Total Investment Services              (19)     (535)      516

       Corporate                                  (92)      233      (325)

         Total                                $   882   $   981   $   (99)

     All references to 2002 and 2001 in the information below refer to the three months ended June 30 in both of those years unless otherwise indicated.

Capital Markets Group
     Capital Markets total revenues were $7,258 in 2002 compared to $6,379 in 2001, an increase of $879. Underwriting revenue increased $3,232 in 2002. A total of thirteen senior and sole managed municipal underwriting transactions totaling $387 million in bonds issued were completed in 2002 compared to nine transactions totaling $171 million in 2001. A total of seven church and school underwriting transactions totaling $41 million were completed in 2002, compared to three transactions totaling $11 million in 2001. Trading profits decreased $480 in 2002. In 2001, a decreasing rate environment caused a higher level of trading activity among institutional investors than the level of trading activity in 2002. Revenues related to FHA mortgage loan originations decreased $1,818 between periods due to fewer mortgage originations.

      Capital Markets expenses were $6,265 in 2002 compared to $5,096 in 2001, an increase of $1,169. Employee compensation and benefits increased $629 primarily due to increased incentive-based compensation on higher revenues. Interest expense decreased $267 as the result of decreased interest rates. Administrative support activities allocated to Capital Markets increased $681. The resulting net income before taxes for Capital Markets in 2002 was $993 compared to $1,283 in 2001.

Investment Services Group
     Revenues and net losses were $7,918 and $19, respectively, in 2002 compared to $14,123 and $535, respectively, in 2001 for this segment. Declining market values of equity securities and mutual funds, sluggish retail investor activity, and the elimination of the Portfolio Consulting operation which was sold in 2001, resulted in lower revenues and less of a loss in 2002.

Asset Management-
     Total revenues were $2,129 in 2002 compared to $2,103 in 2001. Total assets under management were $1.8 billion as of both June 30, 2002 and 2001. All categories of revenue remained relatively constant between 2002 and 2001. Sales of additional asset management services offset by declining market values caused investment management and advisory fees to remain virtually the same between 2002 and 2001.

     Asset Management expenses were $2,156 in 2002 compared to $2,314 in 2001. Compensation and benefits decreased $236 due to a reduction in personnel. Other changes in expense categories were not significant. Asset Management had a net loss before taxes of $27 in 2002 compared to $211 in 2001.

Wealth Management-
     Total revenues of Wealth Management were $5,789 in 2002 compared to $5,952 in 2001, a decrease of $163. Commission income from financial products not underwritten by BCZ decreased $457, primarily as a result of decreased overall retail investor transaction volumes in mutual funds and equities. Commission income also decreased $267 as the result of the sale of the insurance agency at the end of the second quarter of 2001. A gain on the sale of the insurance agency was $303 in 2002 compared to $851 in 2001, a decrease of $548. The gain in 2002 is related to a contingent payment due as a result of the retention of the customer base of the insurance operation by the purchaser. These decreases were partially offset by a $954 increase in revenues from the retail sale of bonds underwritten by the Company and an increase in advisory fees related to "wrap" programs.

     Total Wealth Management expenses were $5,781 in 2002 compared to $5,764 in 2001, an increase of $17. Compensation and benefit expense increased $343 compared to 2001, primarily due to the commissions paid on underwritten product sales in the quarter. Professional and regulatory fees increased $127 due to increased legal, consulting, and state registration expense. Expenses allocated for administrative support activities decreased $654 in 2002 compared to 2001. All other changes in expenses were not significant. Wealth Management had net income before taxes of $8 in 2002 compared to $188 in 2001.

Portfolio Consulting -
     This operation was merged into an unaffiliated company on August 31, 2001. Total revenues and expenses of Portfolio Consulting were $6,068 and $6,580, respectively, in 2001. Both revenues and expenses were eliminated due to the sale of the operations. The operating loss after taxes was $345 in 2001.

Corporate Group
     Corporate revenues were $1,100 in 2002 compared to $1,437 in 2001. Interest income increased $201 as the result of an increase in investments, primarily Government National Mortgage Association and Federal National Mortgage Association bonds, and notes. The increase in interest was offset by decreases in management fee and other income. Minority interest revenues in 2002 were not significant.

     Corporate expenses net of the minority interests and after allocations to the Company's other operating segments were $1,192 in 2002 compared to $1,204 in 2001. Total corporate expenses did not change significantly between years. The largest component of expenses is employee compensation and benefits which was $1,884 in 2002 compared to $1,753 in 2001. Interest expense, primarily related to the financing of the government agency-backed CMOs decreased in 2002. Other categories of expense did not change significantly. The allocations to the other segments totaled $1,874 in 2002 compared to $2,012 in 2001. The minority interests incurred losses in the second quarter of 2002 which are removed from the results of the Corporate segment and separately disclosed in the Company's consolidated financial statements. These losses totaled $95 in 2002. Corporate had a net loss before taxes of $92 in 2002 compared to net income before taxes of $233 in 2001.


                  Results of Operations - Six months ended
                  June 30, 2002 Compared to June 30, 2001
                           (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                  Increase/
For the Six Months Ended June 30,               2002      2001   (Decrease)
     Revenues
       Capital Markets                        $11,255   $11,103   $    152

       Investment Services
         Asset Management                       4,348     4,239        109
         Wealth Management                     10,712    11,254       (542)
         Portfolio Consulting                       -    12,239    (12,239)
           Total Investment Services           15,060    27,732    (12,672)

       Corporate                                2,771     2,840        (69)

         Total                                $29,086   $41,675   $(12,589)

     Net Income (Loss) Before Income Taxes
       Capital Markets                        $   285   $ 1,468   $ (1,183)

       Investment Services
         Asset Management                          66       (47)       113
         Wealth Management                       (309)     (205)      (104)
         Portfolio Consulting                       -      (870)       870
           Total Investment Services             (243)   (1,122)       879

       Corporate                                  536       979       (443)

         Total                                $   578   $ 1,325   $   (747)

     All references to 2002 and 2001 in the information below refer to the six months ended June 30 in both of those years unless otherwise indicated.

Capital Markets Group
     Capital Markets total revenues were $11,255 in 2002 compared to $11,103 in 2001, an increase of $152. Underwriting revenue increased $2,952 in 2002. A total of twenty-one senior and sole managed municipal underwriting transactions totaling $583 million in bonds issued were completed in 2002 compared to fifteen transactions totaling $375 million in 2001. A total of eleven church and school underwriting transactions totaling $63 million were completed in 2002, compared to four transactions totaling $22 million in 2001. Trading profits decreased $924 in 2002. In 2001, a decreasing rate environment caused a higher level of trading activity among institutional investors. In 2002 there was a lower level of institutional fixed income securities trading activity. Revenues related to FHA mortgage loan originations decreased $1,866 between periods due to fewer mortgage originations.

      Capital Markets expenses were $10,970 in 2002 compared to $9,635 in 2001, an increase of $1,335. Employee compensation and benefits increased $364 primarily due to increased incentive-based compensation on higher revenues. Interest expense decreased $382 as the result of decreased interest rates. Administrative support activities allocated to Capital Markets increased $1,039. The resulting net income before taxes for Capital Markets in 2002 was $285 compared to net income of $1,468 in 2001.

Investment Services Group
     Revenues and net losses were $15,060 and $243, respectively, in 2002 compared to $27,732 and $1,122, respectively, in 2001 for this segment. Declining market values of equity securities and mutual funds, sluggish retail investor activity, and the elimination of the Portfolio Consulting operation which was sold in 2001, resulted in lower revenues and less of a loss in 2002.

Asset Management-
     Total revenues were $4,348 in 2002 compared to $4,239 in 2001, an increase of $109. Distributor commissions increased $105 primarily due to increased sales volumes compared to 2001. Sales of asset management services have been largely offset by declines in market value and a shift from equity to fixed income portfolios. Despite these circumstances revenues from investment management and advisory fees remained virtually the same between years.

     Asset Management expenses were $4,282 in 2002 compared to $4,286 in 2001. Compensation and benefits decreased $396 due to a reduction in personnel.
This decrease was offset primarily by increased promotional and brokerage commission expenses in 2002 as compared to 2001. The balance of the increased expenses was spread across several categories of expense and related to an overall increase in costs of operations. Asset Management had net income before taxes of $66 in 2002 compared to a loss before taxes of $47 in 2001.

Wealth Management-
     Total revenues of Wealth Management were $10,712 in 2002 compared to $11,254 in 2001, a decrease of $542. Commission income from financial products not underwritten by BCZ decreased $935, primarily as a result of decreased overall retail investor transaction volumes in mutual funds and equities. Commission income also decreased $634 as the result of the sale of the insurance agency at the end of the second quarter of 2001. A gain on the sale of the insurance agency was $303 in 2002 compared to $851 in 2001, a decrease of $548. These decreases were partially offset by a $1,257 increase in revenues from the retail sale of bonds underwritten by the Company and an increase in advisory fees related to "wrap" programs.

     Total Wealth Management expenses were $11,021 in 2002 compared to $11,459 in 2001, a decrease of $438. Most expense categories did not change significantly. Professional and regulatory fees increased $246 due to increased legal, consulting, and state registration expenses. Compensation and benefit expense increased $173 primarily due to increased commissions paid due to higher levels of underwritten product sales that were only partially offset by reductions in other product sales. Promotional expense increased $150 due to a higher level of advertising related to underwritten products. Expenses allocated for administrative support activities decreased $1,278 in 2002 compared to 2001. All other changes in expense were not significant. Wealth Management had a loss before taxes of $309 in 2002 compared to $205 in 2001.

Portfolio Consulting -
     This operation was merged into an unaffiliated company on August 31, 2001. Total revenues and expenses of Portfolio Consulting were $12,239 and $13,109, respectively, in 2001. Both revenues and expenses were eliminated due to the sale of the operations. The operating loss after taxes was $610 in 2001.

Corporate Group
     Corporate revenues were $2,771 in 2002 compared to $2,840 in 2001. Interest and dividends were $1,966 in 2002 compared to $1,666 in 2001 and are primarily related to the investment in government agency-backed collateralized mortgage obligations ("CMOs"), which increased in December 2001, and notes receivable. The Company also received a $341 rebate in 2002 from its clearing broker as the result of favorable contract negotiations which is reflected in other income. These increases were offset by decreases in management fee and other income. Minority interest revenues in 2002 were not significant.

     Corporate expenses net of the minority interests and after allocations to the Company's other operating segments were $2,235 in 2002 compared to $1,861 in 2001. The largest component of expenses is employee compensation and benefits which was $3,215 in 2002 compared to $2,772 in 2001. Interest expense, primarily related to the financing of the government agency-backed CMOs, decreased in 2002. The allocations to the other segments totaled $3,508 in 2002 compared to $4,029 in 2001. The minority interests incurred losses in the first six months of 2002 which are removed from the results of the Corporate segment and separately disclosed in the Company's consolidated financial statements. These losses totaled $338 in 2002. Corporate net income before taxes was $536 in 2002 compared to $979 in 2001.

                       Liquidity and Capital Resources
                            (Dollars in thousands)

     The Company provides financial services. Variations in assets and liabilities are primarily related to fluctuations in the value of financial assets associated with those services. The level of securities inventory and the related financing of that inventory through the Company's clearing broker has the greatest impact on cash flow. Capital expenditures for fixed assets are generally insignificant.

     A source of cash for the Company has been and continues to be the issuance of unrated commercial paper classified as short term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days, with the majority of notes being less than 60 days. In 2002, a total of $14,754 of notes were issued and $13,625 were repaid. The total balance of short-term notes outstanding was $4,503 as of June 30, 2002. The short-term notes are sold directly to customers and are limited by the availability of customers who wish to invest in these short-term notes at the rates offered by the Company.

     The Parent also finances its activities through a banking relationship shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under the bank unsecured line of credit of up to $20 million at June 30, 2002. Amounts outstanding under repurchase agreements totaled $28,014 at June 30, 2002 and were used to finance the purchase of government agency-backed CMOs included in other investments in the Consolidated Statements of Financial Condition.

     BCZ, the Company's broker-dealer subsidiary, finances activities from its own resources, from the unsecured line of credit of up to $20 million available through the banking relationship and shared with the Parent, from its clearing agent using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under the bank unsecured line of credit or intercompany borrowings from the Parent at June 30, 2002. The amount due the clearing agent was $25,694 at June 30, 2002. Securities inventory held by BCZ serves as the underlying collateral for the amount due.

     BCZ acts as remarketing agent for approximately $2 billion of variable rate demand municipal securities, most of which BCZ previously underwrote.
The securities may be tendered to BCZ at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered securities is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered securities. There were $17,800 of variable rate securities held in inventory at June 30, 2002. Amounts in inventory are generally held for less than two weeks. BCZ finances its inventory of variable rate securities acquired pursuant to its remarketing activities through its clearing agent under the clearing agent's margin financing arrangements.

     ZFC, whose activities include FHA loan origination, finances its activities from its own resources, through intercompany borrowing from the Parent, and by arrangements with other parties involved in the FHA transactions.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest, is the general partner through ZHP, and is included in the Company's consolidated financial statements. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and debentures from the SBA on favorable terms. The SBA has granted ZHF leverage of up to $38.2 million. At June 30, 2002, ZHF had $5,040 of outstanding loans to small businesses and $2,700 of debentures due the SBA, increases of $3,040 and $1,100, respectively, since December 31, 2001. The interest received on the loans is intended to be sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to correspond to the repayment terms on the debentures from the SBA. At June 30, 2002, ZHF had a remaining leverage commitment from the SBA of up to $35.5 million.

     First Church Financing Corporation served as a limited purpose finance company for financing mortgages to churches, and issued bonds to the public as a source of cash prior to 1996. During the first quarter of 2002, FCFC sold its portfolio of loans to churches totaling $2,083 to an unaffiliated third party and used the $1,700 of proceeds to redeem 100 percent of FCFC's outstanding bonds.

     BCZ, the Company's broker-dealer subsidiary, is subject to the requirements of the Security and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At June 30, 2002, BCZ had net capital of $11,310, which exceeded minimum net capital requirements by $10,774. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. Adequate net capital is also important for BCZ in the conduct of its business activities. In the opinion of management, the current level of net capital is adequate for the conduct of its business activities.

     The Company's overall funding needs are periodically reviewed to ensure that it has adequate resources to support the operation of its businesses. The Company's cash and cash equivalent position allows a certain degree of flexibility in its business activities. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations. The Company intends to explore potential acquisition opportunities as a means of expanding its businesses. Such opportunities may require the Company to arrange for additional sources of funding or the use of the Company's common stock.

Critical Accounting Policies

     Accounting policies are an integral part of the preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States. See Note 1 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report for a discussion of significant accounting policies and other information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the Company's consolidated financial statements.

The following are considered to be among the Company's current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments
     Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Where available, the Company uses prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and thinly traded securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities based upon available information such as projected cash flows and a review of the financial and market conditions of the underlying entity. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill
     In July 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life. As of June 30, 2002, the Company had $546 in goodwill and no amortizable intangible assets. Goodwill is impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on cash flows. All of the Company's goodwill is assigned to our Wealth Management Group within our Investment Services operating segment.

Reserves for Losses and Contingencies
     The Company is the subject of customer complaints and has also been named as a defendant in various legal actions. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established reserves for potential losses that may result from such complaints and legal actions. In establishing these reserves, we use our judgment to determine the probability that losses may be incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultation with legal counsel and our experience. If our judgments prove to be incorrect, our reserves may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. See Note B of the Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, in particular, the overall financial health of the securities industry, the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, the ability of the Company to underwrite and distribute securities, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the collection of amounts owed to the Company, the volume of sales by its retail brokers, the outcome of pending litigation, and the ability to attract and retain qualified employees.

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

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of June 30, 2002, the Company manages a portfolio with an aggregate value of approximately $1.9 billion in the form of separately managed and mutual fund accounts. Of the total, $750 million relates to equity securities portfolios. Continued declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of an investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments owned by ZEF. These investments are subject to market risk in the form of equity price, interest rate, credit and other performance-related risks. The Company continuously reviews these investments.

     The table below provides information about the Company's financial instruments as of June 30, 2002 that are sensitive to market risk. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For common stock and partnership interests, the table presents the cost and fair values of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the stock is sold. The partnership interests are expected to provide a return of capital plus earnings, if any, in the periods specified. The table specifies the current expectation of the cash flows, but makes no assumptions as to earnings. Trading accounts are shown in the caption "Securities Inventory" and non-trading accounts are shown in all other captions.

I.  Forward Agreements
                                                      Notational     Fair
    (Dollars in thousands)                              Amount       Value
    Forward Debt Services Agreement                     $5,005       $511
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005      $(424)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to above instrument.)


II.  Trading and Non-Trading Portfolio

                                                  Scheduled Maturity Dates
                                       2002    2003   2004   2005   2006  Thereafter Total Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS
Securities Inventory - fixed rate
Municipal bond issues                 $9,239 $  152 $  250 $  300 $    -   $12,537  $22,478  $21,680
  Weighted average interest rate       5.82%  5.07%  5.50%  6.00%            6.20%

Institutional bonds                       10      -      -      -      -       104      114      109
  Weighted average interest rate       7.25%                                 7.38%

Other                                      -      -      -      -      -     1,949    1,949      521
  Weighted average interest rate                                             8.46%

Securities inventory - variable rate
Municipal variable rate demand notes       -      -      -      -      -    17,800   17,800   17,800
  Weighted average interest rate                                             1.25%

Notes receivable                       1,964  3,754    179  1,276    235     3,237   10,645   10,645
  Weighted average interest rate      11.05% 11.45% 11.21% 11.40% 11.53%    11.94%

Other investments - CMOs(1)                -      -      -      -      -    28,155   28,155   28,155
  Weighted average interest rate                                             7.96%

Other investments - Common Stock           -      -      -      -      -     9,500    9,500    9,500

Other investments - Partnership
 Interests                               500    500      -      -      -         -    1,000    1,000

LIABILITIES

Short-term notes payable(2)            4,503      -      -      -      -         -    4,503    4,503
  Weighted average interest rate       3.18%

Securities sold under agreements to
repurchase(2)                         28,014      -      -      -      -         -   28,014   28,014
  Weighted average interest rate       2.04%

Bonds payable - fixed rate(1)              -      -      -      -      -     2,700    2,700    2,700
  Weighted average interest rate                                             7.20%

(1)  Assumes no prepayment
(2) The information shown above includes actual interest rates at June 30, 2002 and assumes no changes in interest rates in 2002 or thereafter.



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

                                PART II

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders.

         The Registrant held an annual meeting on Tuesday, April 23, 2002 for which a proxy statement was sent to shareholders of record at the close of business on March 15, 2002. For a description of the results please see the Registrant's Form 10-Q for the quarter ended March 31, 2002.

Item 5. The Registrant repurchased 224,549 shares of its stock during the second quarter of 2002 at an average price of $15.35 per share. This share repurchase represented a reduction of approximately 9% in total shares outstanding and will impact the calculation of earnings per share in current and future periods. Earnings per share is based on a calculation of weighted average shares outstanding.

         In June, the Board of Directors authorized the repurchase of an additional 100,000 shares in private and market transactions, at prices and times considered appropriate by management. At June 30, 2002, a total of 22,299 shares at an average price of $15.04 per share had been repurchased under the 100,000 share authorization.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 The Ziegler Companies, Inc. 1998 Stock Incentive Plan (restated to reflect amendments through April 23, 2002).

          99.1  Certification of Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2  Certification of Chief Financial Officer Pursuant to
                18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          Registrant filed a Current Report on Form 8-K dated May 31, 2002 indicating that The Ziegler companies, Inc. had dismissed its current independent public accountants, Arthur Andersen LLP, effective May 31, 2002. Registrant reported that there were no disagreements with Arthur Andersen LLP.

          Registrant filed a Current Report on Form 8-K dated July 24, 2002 indicating that the Board of Directors of The Ziegler Companies, Inc. as recommended by the Audit Committee of the Board of Directors, appointed KPMG LLP as its new independent accountants.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ZIEGLER COMPANIES, INC.


Dated:  August 14, 2002                   By /s/ John J. Mulherin
                                             John J. Mulherin
                                             President and CEO


Dated:  August 14, 2002                   By /s/ Gary P. Engle
                                             Gary P. Engle
                                             Senior Vice President/CFO

                         The Ziegler Companies, Inc.
                              (the "Registrant")
                        (Commission File No. 1-10854)

                                EXHIBIT INDEX
                                      to
                          FORM 10-Q QUARTERLY REPORT
For the quarter ended June 30, 2002

Exhibit
Number             Description

10.1 The Ziegler Companies, Inc. 1998 Stock Incentive Plan (restated to reflect amendments through April 23, 2002).

99.1               Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



6


13


25