Form 10-Q
period 2002-09-30
ZIEGLER COMPANIES INC
filed 2002-11-14
CIK 109312

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2002

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


The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at October 31, 2002 was 2,191,763 shares.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30, December 31,
                                                       2002          2001
(In thousands except per share amounts)             (Unaudited)
ASSETS
  Cash                                               $  1,800      $  1,798
  Short-term investments                               25,228        12,890
                                                     --------      --------
    Total cash and cash equivalents                    27,028        14,688

  Securities inventory                                 18,316        98,436
  Accounts receivable                                   3,229         4,340
  Notes receivable                                     15,631         9,219
  Other investments                                    33,577        48,177
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $13,354 and $12,056, respectively                   5,062         5,455
  Other assets                                          6,387         5,641
                                                     --------      --------

    Total assets                                     $109,230      $185,956
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  5,607      $  3,375
  Securities sold under agreements to repurchase       22,994        37,870
  Payable to broker-dealers                            12,876        79,089
  Accrued compensation                                  5,823         8,887
  Bonds payable                                         8,040         3,300
  Other liabilities and deferred items                  9,666         9,321
                                                     --------      --------
    Total liabilities                                  65,006       141,842

Minority interest                                       4,565         1,259

Commitments

Stockholders' equity:
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,222         6,250
  Retained earnings                                    51,480        51,172
  Treasury stock, at cost, 1,352,
    and 1,143 shares, respectively                    (21,287)      (18,074)
  Unearned compensation                                  (300)          (37)
                                                     --------      --------
    Total stockholders' equity                         39,659        42,855
                                                     --------      --------

    Total liabilities and stockholders' equity       $109,230      $185,956
                                                     ========      ========


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                     2002           2001
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 9,217       $ 9,198
  Commissions                                         3,245         6,064
  Investment management and advisory fees             2,172         2,875
  Interest and dividends                              1,181         1,144
  Gain on sale of operations                            600         1,102
  Other income                                          925           576
                                                    -------       -------
    Total revenues                                   17,340        20,959

Expenses:
  Employee compensation and benefits                 10,437        10,963
  Communications and data processing                  1,416         2,329
  Promotional                                         1,092         1,052
  Occupancy                                             979           969
  Brokerage commissions and clearing                    712           665
  Professional and regulatory                           609           378
  Interest                                              316           755
  Investment manager and other                          177         2,472
  Other expenses                                        342           429
                                                    -------       -------
    Total expenses                                   16,080        20,012
                                                    -------       -------
Income from operations before income taxes
  and minority interest                               1,260           947

Minority interest in net income of subsidiaries         (30)            -
                                                    -------       -------
Income from operations before income taxes            1,230           947

Provision for income taxes                              513           461
                                                    -------       -------
Net income                                          $   717       $   486
                                                    =======       =======

Per share data:
  Basic and diluted earnings per share              $  0.33       $  0.20


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                     2002           2001
(In thousands except per share amounts)
Revenues:
  Investment banking                               $22,832        $19,755
  Commissions                                        9,062         10,892
  Investment management and advisory fees            7,238         22,349
  Interest and dividends                             4,103          3,798
  Gain on sale of operations                           903          1,953
  Other income                                       2,288          3,887
                                                   -------        -------
    Total revenues                                  46,426         62,634

Expenses:
  Employee compensation and benefits                27,864         30,258
  Communications and data processing                 4,532          7,407
  Promotional                                        3,152          2,975
  Occupancy                                          2,891          3,218
  Brokerage commissions and clearing                 2,298          2,733
  Professional and regulatory                        1,574          1,271
  Interest                                             995          2,174
  Investment manager and other                         598          9,367
  Other expenses                                     1,022            959
                                                   -------        -------
    Total expenses                                  44,926         60,362
                                                   -------        -------
Income from operations before income taxes
  and minority interest                              1,500          2,272

Minority interest in net loss of subsidiaries          308              -
                                                   -------        -------
Income from operations before income taxes           1,808          2,272

Provision for income taxes                             586            996
                                                   -------        -------
Net income                                         $ 1,222        $ 1,276
                                                   =======        =======

Per share data:
  Basic and diluted earnings per share              $ 0.54        $  0.53


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                       2002          2001
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 1,222       $ 1,276
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                    1,560         2,679
      Gain on sale of building and equipment               -          (274)
      Gain on sale of operations                        (903)       (1,953)
      Unrealized gain on securities inventory           (168)         (255)
      Compensation expense paid in stock                 170           156
      Minority interest in subsidiary loss              (308)            -
      Changes in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable                          1,111          (951)
          Accrued income taxes receivable                  -         3,216
          Securities inventory                        80,288       (34,057)
          Other assets, net                             (708)          441
        Increase (decrease) in:
          Payable to broker-dealers                  (66,213)       31,323
          Accrued income taxes payable                   666             -
          Accrued compensation                        (3,064)       (1,436)
          Other liabilities and deferred
            items, net                                   280        (1,656)
                                                     -------       -------
    Net cash provided by (used in) operating
      activities                                      13,933        (1,491)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of building and equipment                         -           364
    Payments received on notes receivable              4,182        11,996
    Sales/paydowns on other investments               15,099         3,648
    Sale of operations, net                              303         2,775
  Payments for:
    Issuance of new notes receivable                 (10,553)            -
    Capital expenditures                              (1,246)       (1,800)
    Purchase of other investments                       (500)       (1,320)
                                                     -------       -------
    Net cash provided by investing activities          7,285        15,663

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                       2002         2001
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $23,175       $15,501
    Issuance of bonds payable                          6,440             -
    Minority interest capital contributions            3,614             -
  Payments for:
    Principal payments on short-term notes
      payable                                        (20,943)      (14,212)
    Repayment of bonds payable                        (1,700)       (1,233)
    Purchase of treasury stock                        (3,675)         (346)
    Cash dividends paid                                 (913)         (941)
  Net repayments under credit facilities                   -       (11,500)
  Net repayments on securities sold
    under agreements to repurchase                   (14,876)       (3,642)
                                                     -------      --------
    Net cash used in financing activities             (8,878)      (16,373)
                                                     -------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    12,340        (2,201)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      14,688         7,098
                                                     -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $27,028       $ 4,897
                                                     =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                  $ 1,053       $ 2,242
    Income taxes refunded during the
      period, net                                    $   (80)      $(2,474)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Granting of restricted stock from treasury stock     412            50

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                              September 30, 2002


Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2001 annual report on Form 10-K. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company (BCZ), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to obtain commitments to sell the securities issues to customers. BCZ had $8,455 of firm underwriting commitments at September 30, 2002.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially owned subsidiary of the Parent, makes commitments to originate loans. At September 30, 2002, Ziegler Healthcare Fund I, LP had outstanding commitments of $1,100.

     In the normal course of business, the Company has been named as defendant in certain lawsuits. These suits arise in connection with the Company's role as an underwriter in various securities offerings as well as a broker for customers. At September 30, 2002, one such lawsuit brought by an institutional investor who purchased a $5 million bond in a primary offering of securities was pending. The investor requests rescission under state securities laws. Rescission, if granted, could result in a loss to the Company approximating $1.3 million based on current market values as of September 30, 2002. Management believes it has meritorious defenses and has not provided any significant reserves for losses with respect to this matter at September 30, 2002. The matter is expected to be arbitrated in the last quarter of 2002. The Company is also a defendant in other lawsuits incidental to its securities and other businesses. Although the outcome of litigation is always uncertain, based on its understanding of the facts, and the advice of legal counsel, management believes that resolution of these actions will not result in any material effect on the consolidated financial condition or results of operations of the Company. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions and the size and volume of complaints and claims.

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

     Net capital information as of September 30, 2002, is as follows:

     Net capital                                          $12,031
     Net capital in excess of required net capital        $11,308
     Required net capital                                    $723
     Ratio of aggregate indebtedness to net capital     0.90 to 1

Note D -- Securities Inventory and Other Investments

     Securities inventory consisted of the following::

                                                 September 30,  December 31,
                                                     2002           2001

     Municipal bond issues                          $17,787       $96,281
     Institutional bond issues                           24         1,271
     Other securities                                   505           884
                                                    -------       -------
                                                    $18,316       $98,436
                                                    =======       =======

     Municipal bond issues consist primarily of revenue bonds issued by state and local governmental authorities related to healthcare or long-term care facilities. Institutional bond issues consist primarily of bonds issued by churches and independent schools. The reduction in municipal bond issues from December 31, 2001, to September 30, 2002, is due to the remarketing of variable rate demand notes and the retail sale of bonds.

    Other investments consisted of the following:

    Collateralized mortgage obligations ("CMOs")    $23,077       $38,152
    EnvestNet common stock                            9,500         9,500
    Other                                             1,000           525
                                                    -------       -------
                                                    $33,577       $48,177
                                                    =======       =======

Note E -- Payable to Broker-Dealers

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with these clearing brokers results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the primary clearing broker is $12,682 at September 30, 2002 and relates primarily to the financing of inventory and is collateralized by securities held in inventory with a market value of approximately $18,295 at September 30, 2002, owned by BCZ.

Note F -- Notes Payable to Banks

    The Company has a line of credit of up to $20 million in place to obtain short-term funds. The line of credit is used for general corporate purposes, purchases of large blocks of securities, and the funding of Federal Housing Administration loan originations, all on a short-term basis. The Company had no notes payable to banks outstanding at September 30, 2002.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

Note H -- Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income from operations for the following periods ended September 30 (shares in thousands):

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                       2002        2001
     Net income                                       $ 717        $ 486
                                                      =====        =====

     Basic
     Weighted average shares outstanding              2,159        2,398
                                                      =====        =====

     Basic income per share                           $ .33        $ .20
                                                      =====        =====

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,159        2,398
     Effect of dilutive securities:
       Restricted stock                                  15           13
       Stock options                                      -            -
                                                      -----        -----
     Weighted average shares outstanding-
       Diluted                                        2,174        2,411
                                                      =====        =====

     Diluted income per share                         $ .33        $ .20
                                                      =====        =====

                                                  For the Nine Months Ended
                                                  September 30, September 30,
                                                      2002         2001
     Net income                                      $1,222       $1,276
                                                     ======       ======
     Basic
     Weighted average shares outstanding              2,265        2,396
                                                      =====        =====

     Basic income per share                           $ .54        $ .53
                                                      =====        =====
     Diluted
     Weighted average shares outstanding-
       Basic                                          2,265        2,396
     Effect of dilutive securities:
       Restricted stock                                   9           12
       Stock options                                      -            1
                                                      -----        -----
     Weighted average shares outstanding-
       Diluted                                        2,274        2,409
                                                      =====        =====

     Diluted income per share                         $ .54        $ .53
                                                      =====        =====

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

     The Investment Services Group provides a wide range of financial products through its retail branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds, annuities, insurance products, and performance reporting and related administrative services. The Investment Services Group also provides investment advisory services to Company-sponsored mutual funds and asset management services for institutional and individual clients.

     Corporate is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses. Corporate investment activities include the other investments described in Note D, the activities and share of income related to an 11% owned Small Business Investment Company ("SBIC"), the operating results of the wholly owned management company of the SBIC, and the Company's proportionate share of an investment in Ziegler Equity Funding I, LLC ("ZEF"), a 67% owned private equity fund. ZEF is 33% owned by qualified officers and employees of the Company. The effect on net income before taxes after the adjustment for minority interests is reflected below. Revenues related to minority interests were not significant.

     Since there are no comprehensive authorities for management accounting related to the allocation of administrative expenses which are equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information in other broker-dealer financial statements. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements and changes in the organization and management structure. Allocations of indirect administrative and operating costs are based on methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, and other relevant factors.

     Operating segment financial information is as follows:

                                            Three Months Ended September 30,
                                                 2002            2001
     Revenues:
       Capital Markets                         $ 7,897         $ 8,355
       Investment Services                       7,591          11,877
       Corporate                                 1,852             727
                                               -------         -------
         Total                                 $17,340         $20,959
                                               =======         =======
     Net Income (Loss) Before Income Taxes:
       Capital Markets                         $   561         $ 1,383
       Investment Services                        (440)           (416)
       Corporate                                 1,109             (20)
                                               -------         -------
         Total                                 $ 1,230         $   947
                                               =======         =======

                                             Nine Months Ended September 30,
                                                 2002            2001
     Revenues:
       Capital Markets                         $19,152         $19,458
       Investment Services                      22,651          39,609
       Corporate                                 4,623           3,567
                                               -------         -------
                                               $46,426         $62,634
                                               =======         =======
     Net Income (Loss) Before Taxes:
       Capital Markets                         $   846         $ 2,848
       Investment Services                        (683)         (1,538)
       Corporate                                 1,645             962
                                               -------         -------
         Total                                 $ 1,808         $ 2,272
                                               =======         =======

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

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $546 as of the beginning of 2002. As a result, during the nine month period ended September 30, 2002, the Company did not recognize amortization of goodwill totaling $39 that would have been recognized had the previous standards been in effect. The Company had no purchased intangibles as of the beginning of 2002. The following table presents the impact of SFAS No. 142 on net income and earnings per share had the standard been in effect for the three month period and nine month period ended September 30, 2001:

                                                      Three months ended
                                                          September 30,
                                                        2002      2001
     Net income as reported                            $  717   $  486
     Add back goodwill amortization                         -      126
                                                       ------   ------
     Adjusted net income                               $  717   $  612
                                                       ======   ======
     Basic and diluted earnings per share
       as reported                                      $ .33    $ .20
     Add back goodwill amortization                         -      .05
                                                        -----    -----
      Adjusted basic and diluted earnings
       per share                                        $ .33    $ .25
                                                        =====    =====

                                                       Nine months ended
                                                          September 30,
                                                        2002      2001
     Net income as reported                            $1,222   $1,276
     Add back goodwill amortization                         -      491
                                                       ------   ------
     Adjusted net income                               $1,222   $1,767
                                                       ======   ======
     Basic and diluted earnings per share
       as reported                                      $ .54    $ .53
     Add back goodwill amortization                         -      .21
                                                        -----    -----
      Adjusted basic and diluted earnings
       per share                                        $ .54    $ .74
                                                        =====    =====

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

Note K -- Subsequent Event

     B. C. Ziegler and Company entered into a definitive agreement to acquire certain assets related to the Heartland Wisconsin Tax Free Fund from the Heartland Advisors, Inc. This transaction closed on November 1, 2002.
BCZ paid $1,894 in the transaction. The purchase price was financed with a bank loan. The bank loan has a term of 5 years with annual payments of principal and monthly payments of interest at a rate of 5.91% for three years and floating thereafter based on LIBOR plus 300 basis points. The agreement, together with a merger agreement approved by the shareholders of the Heartland Wisconsin Tax free Fund, provides for the management by BCZ of approximately $85.5 million of assets included in the Heartland Wisconsin Tax Free Fund. The assets under management over which the contracts apply were merged on the date of closing with the North Track Wisconsin Tax-Exempt Fund, a fund within the North Track family of mutual funds. BCZ is the current sponsor and manager of the North Track family of funds. The North Track Wisconsin Tax-Exempt Fund is currently the largest State of Wisconsin tax-exempt mutual fund available to investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The Investment Services Group consisted of three operating units: Asset Management, Wealth Management and Portfolio Consulting. On August 31, 2001, the Company sold its Portfolio Consulting business with the disposition of PMC International, Inc. ("PMC") located in Denver, Colorado. The Company still offers portfolio consulting services through the broker distribution network of its Wealth Management operation using Company resources as well as third party providers. Asset Management provides investment advisory services to Company-sponsored mutual funds and private account asset management services for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Company. Sales credits associated with underwritten offerings are reported in the Investment Services Group when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

     Portfolio Consulting provided fee-based "wrap account" services as an intermediary, serving independent financial advisors, investment consultants, and other financial services organizations. In wrap accounts, multiple services such as manager search and evaluation, trade execution, performance reporting, and statement preparation are "wrapped" together in exchange for a single fee from the customer. Through August 2001 PMC provided these services as part of the Company. Subsequent to that time, the Company continues to provide these services at a reduced volume as well as contracting with third party providers for these services.

     The Corporate Group consists primarily of the investment and debt management activities of the Parent and unallocated corporate administrative activities included in BCZ. Certain corporate administrative costs are allocated to the Capital Markets and the Investment Services Groups using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, and other relevant factors. Corporate Group investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans and lending to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHC and ZHP. The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. Corporate also includes the Company's share of the operations of ZEF. Each of these companies is consolidated into the Company's financial statements.

     The Company's businesses, Capital Markets, Investment Services and Corporate, are sensitive to economic and other factors. Capital Markets Group investment banking revenues and related fees have increased 21% in 2002. To a large extent, much of the activity in 2002 is related to projects begun in the previous several years. As this "pipeline" of underwriting projects has reached the stage of a bond issue, investment banking revenues have increased. There continues to be strong demand for additional capital from the Capital Markets Group's main clients, senior living and healthcare providers, religious institutions, and private schools. In addition, historically low interest rates, and a steepening yield curve, have prompted a higher level of refinancing and interest rate management transactions. Capital Markets continues to observe its usual seasonality, whereby investment banking transaction activity in the first quarter is lower than subsequent quarters of the calendar year. Capital Market's trading activity is lower than in 2001. In general, demand for fixed income products has been favorable, especially in light of uncertainty in other investment markets.

     Market valuation in the equity markets and market uncertainty are factors affecting the Investment Services Group. Asset Management and, to a lesser extent, Wealth Management were affected by these circumstances with respect to assets under management or advisement. The dollar value of total assets under management in the Company's current businesses had been increasing due to the sale of additional asset management services, but declining market values offset those increases. Furthermore, the proportion of assets under management shifted to fixed income portfolios on which lower fees are charged. As the result of these circumstances revenues from these services have remained relatively flat in the Asset Management and Wealth Management businesses. The Portfolio Consulting assets were removed from the Company's total assets under management or advisement with the sale of PMC in 2001. As a result of the PMC sale, overall Company revenues and related expenses declined accordingly. Wealth Management transaction volumes were also impacted by uncertain markets. Retail brokerage equity transaction activity remains relatively low. However, the Company has experienced increased demand from retail clients for its underwritten bond issues. The Wealth Management Group has also increased its recruiting activity. As part of this activity and to attract qualified brokers, the Company has offered customary incentives for the brokers to join the Company. The Company has experienced a net increase of approximately 12 brokers since the beginning of 2002.

     Corporate revenues include the spread between the Company's cost of borrowing and the interest received on its portfolio of Government National Mortgage Association and Federal National Mortgage Association CMOs. The current spread exceeds 5% and the size of the portfolio approximates $23,077. The size of the portfolio continues to decline due to prepayments of principal on the CMOs. Corporate also realizes gains as it realizes cash flows from the disposition of PMC in 2001. Cash flows occur as payments are received on notes due. A note of $1.5 million was due and paid August 31, 2002, on which $600 of deferred gain was recognized and a note of $3 million is due August 31, 2003, on which $1,199 of deferred gain will be recognized if and when that note is repaid. As a precaution that the note may not be repaid, the Company has discontinued accruing interest on the note due August 31, 2003. The balance of the deferred gain of $3,797 will be recognized if and when the stock is ultimately sold at the carrying value of $9,500.

0
                  Results of Operations - Three months ended
               September 30, 2002 Compared to September 30, 2001
                             (Dollars in thousands)


     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                    Increase/
For the three months ended September 30,          2002      2001   (Decrease)
     Revenues
       Capital Markets Group                    $ 7,897   $ 8,355   $  (458)

       Investment Services Group
         Asset Management                         1,935     1,980       (45)
         Wealth Management                        5,656     4,803       853
         Portfolio Consulting                         -     5,094    (5,094)
                                                -------   -------   -------
           Total                                  7,591    11,877    (4,286)

       Corporate                                  1,852       727     1,125
                                                -------   -------   -------
                                                $17,340   $20,959   $(3,619)
                                                =======   =======   =======
     Net Income Before Taxes
       Capital Markets Group                    $   561   $ 1,383    $ (822)

       Investment Services Group
         Asset Management                          (335)     (263)      (72)
         Wealth Management                         (105)     (869)      764
         Portfolio Consulting                         -       716      (716)
                                                -------   -------   -------
           Total                                   (440)     (416)      (24)

       Corporate                                  1,109       (20)    1,129
                                                -------   -------    ------
                                                $ 1,230   $   947    $  283
                                                =======   =======    ======

     All references to 2002 and 2001 in the information below refer to the three months ended in both years unless otherwise indicated.

Capital Markets Group
     Capital Markets total revenues were $7,897 in 2002 compared to $8,355 in 2001, a decrease of $458 or 5%. A total of eleven senior and sole managed municipal underwriting transactions totaling $388 million in bonds issued were completed in 2002 compared to ten transactions totaling $643 million in 2001. A total of seven church and school underwriting transactions totaling $32 million were completed in 2002, compared to eight transactions totaling $42 million in 2001. Differences between periods in the amounts of revenues were not significant.

      Capital Markets expenses were $7,336 in 2002 compared to $6,972 in 2001, an increase of $364. Employee compensation and benefits decreased $564 primarily due to decreased incentive-based compensation. Interest expense decreased $285 primarily as the result of decreased interest rates. Other categories of expense did not change significantly. Administrative support activities allocated to Capital Markets increased $991 due to a change in the allocation methodology. The resulting net income before taxes for Capital Markets in 2002 was $561 compared to $1,383 in 2001.

Investment Services Group

     Revenues and net losses were $7,591 and $440, respectively, in 2002 compared to $11,877 and $416, respectively, in 2001. Declining market values of equity securities and mutual funds, sluggish retail investor activity, and the elimination of the Portfolio Consulting operation which was sold on August 31, 2001, resulted in lower revenues and less of a loss in 2002 before taking into account the gain of $1,102 recorded from the sale of PMC in this segment in 2001. An additional gain of $600 in 2002 from the sale of PMC was recorded in the Corporate segment as the result of the receipt of payment on a note.

Asset Management-
     Total revenues were $1,935 in 2002 compared to $1,980 in 2001. Total assets under management were $1.8 billion as of both September 30, 2002 and 2001. All categories of revenue remained relatively constant between 2002 and 2001. Sales of additional asset management services offset by declining market values caused investment management and advisory fees to remain virtually the same between 2002 and 2001.

     Asset Management expenses were $2,270 in 2002 compared to $2,243 in 2001. Compensation and benefits decreased $168 due to a reduction in personnel. Other changes in expense categories were not significant. Expenses allocated for administrative support activities increased $171 in 2002 compared to 2001 primarily due to a change in the allocation methodology. Asset Management had a net loss before taxes of $335 in 2002 compared to $263 in 2001.

Wealth Management-
     Total revenues of Wealth Management were $5,656 in 2002 compared to $4,803 in 2001, an increase of $853. Commission income increased $485 as the result of the sale of a private equity product offered by BCZ. Lower revenues from BCZ underwritten bonds sold to retail customers was more than offset by increased trading revenues from the sale of secondary market bonds.

     Total Wealth Management expenses were $5,761 in 2002 compared to $5,672 in 2001, an increase of $89. Compensation and benefit expense increased $364 compared to 2001, primarily due to the commissions paid to employee brokers. Professional and regulatory fees increased $108 due to increased legal, consulting, and state registration expenses. Expenses allocated for administrative support activities decreased $453 in 2002 compared to 2001 due to a change in the allocation methodology. All other changes in expenses were not significant. Wealth Management had a net loss before taxes of $105 in 2002 compared to a net loss before taxes of $869 in 2001.

Portfolio Consulting -
     This operation was merged into an unaffiliated company on August 31, 2001. Total revenues in 2001 of Portfolio Consulting were $5,095, which includes a gain recorded on the sale of $1,102. Total expenses in 2001 were $4,379. The net income before taxes was $716 in 2001. There were no revenues and expenses in 2002. An additional gain recorded in 2002 is included in the Corporate segment results.

Corporate

     Corporate revenues were $1,852 in 2002 compared to $727 in 2001.
Revenues increased $600 as the result of the recognition of a gain on the sale of PMC related to the receipt of payment on a note. Interest income increased $244 primarily as the result of the addition of notes receivable in ZHF, which offset declines in other investments and notes as those items are paid down. Minority interest revenues in 2002 were $409, which includes $299 of interest.

     Corporate expenses after allocations to the Company's other operating segments were $743 in 2002 compared to $747 in 2001. The largest component of expenses is employee compensation and benefits which was $1,272 in 2002 compared to $695 in 2001, an increase of $577. The increase in employee compensation and benefits was primarily due to a change in the allocation process whereby certain incentive-based amounts are recorded in Corporate in 2002 rather than directly in the business areas as was the process in 2001. The allocation of administrative expenses was adjusted to reflect this change. Interest expense, primarily related to the financing of the government agency-backed CMOs and securities inventory, decreased $227 in 2002. Other categories of expense did not change significantly. The allocations to the other segments totaled $2,620 in 2002 compared to $2,021 in 2001. The minority interests had net income in the third quarter of 2002 which is removed from the results of the Corporate segment and separately disclosed in the Company's consolidated financial statements. The net income attributable to minority interests totaled $30 in 2002. Corporate had net income before taxes of $1,109 in 2002 compared to a net loss before taxes of $20 in 2001.

                  Results of Operations - Nine months ended
              September 30, 2002 Compared to September 30, 2001
                            (Dollars in thousands)

     The following table summarizes the changes in revenue and net income
(loss) before taxes of the Company:

                                                                     Increase/
For the nine months ended September 30,           2002      2001    (Decrease)
     Revenues
       Capital Markets Group                     $19,152   $19,458   $   (306)

       Investment Services Group
         Asset Management                          6,284     6,219         65
         Wealth Management                        16,367    16,057        310
         Portfolio Consulting                          -    17,333    (17,333)
                                                 -------   -------   --------
           Total                                  22,651    39,609   (16,958)

       Corporate                                   4,623     3,567     1,056
                                                 -------   -------   --------
                                                 $46,426   $62,634   $(16,208)
                                                 =======   =======   ========
     Net Income (Loss) Before Taxes
       Capital Markets Group                     $   846   $ 2,848   $ (2,002)

       Investment Services Group
         Asset Management                           (269)     (310)        41
         Wealth Management                          (414)   (1,074)       660
         Portfolio Consulting                          -      (154)       154
                                                 -------   -------   --------
           Total                                    (683)   (1,538)       855

       Corporate                                   1,645       962        683
                                                 -------   -------   --------
                                                 $ 1,808   $ 2,272   $   (464)
                                                 =======   =======   ========

     All references to 2002 and 2001 in the information below refer to the nine months ended in both of those years unless otherwise indicated.

Capital Markets Group

     Capital Markets total revenues were $19,152 in 2002 compared to $19,458 in 2001, a decrease of $306. Underwriting revenue increased $2,680 in 2002.
A total of thirty-three senior and sole managed municipal underwriting transactions totaling $1 billion in bonds issued were completed in 2002 compared to twenty-five transactions totaling $1 billion in 2001. A total of eighteen church and school underwriting transactions totaling $95 million were completed in 2002, compared to twelve transactions totaling $65 million in 2001. Trading profits decreased $1,077 in 2002. In 2001, a decreasing rate environment caused a higher level of trading activity among institutional investors. In 2002 there was a lower level of institutional fixed income securities trading activity. Revenues related to FHA mortgage loan originations decreased $1,667 between periods due to fewer mortgage originations. The balance of the decrease is primarily due to a decrease in interest income.

      Capital Markets expenses were $18,306 in 2002 compared to $16,610 in 2001, an increase of $1,696. Employee compensation and benefits decreased $200 primarily due to decreased commissions on lower trading activity. Interest expense decreased $667 as the result of decreased interest rates. Administrative support activities allocated to Capital Markets increased $2,030 due to a change in the allocation methodology. The resulting net income before taxes for Capital Markets in 2002 was $846 compared to net income of $2,848 in 2001.

Investment Services Group

     Revenues and net losses were $22,651 and $683, respectively, in 2002 compared to $39,609 and $1,538, respectively, in 2001 for this segment. Declining market values of equity securities and mutual funds, sluggish retail investor activity, and the elimination of the Portfolio Consulting operation which was sold on August 31, 2001, resulted in lower revenues and less of a loss in 2002.

Asset Management-
     Total revenues were $6,284 in 2002 compared to $6,219 in 2001, an increase of $65. Distributor commissions increased $120 primarily due to increased sales volumes compared to 2001. Sales of asset management services have been largely offset by declines in market value and a shift from equity to fixed income portfolios upon which lower fees are charged. Despite these circumstances, revenues from investment management and advisory fees remained virtually the same between years.

     Asset Management expenses were $6,553 in 2002 compared to $6,529 in 2001. Compensation and benefits decreased $564 due to a reduction in personnel.
This decrease was partially offset by increased brokerage commission expenses in 2002 as compared to 2001. The balance of the increased expenses was spread across several categories of expense and related to an overall increase in costs of operations. Expenses allocated for administrative support activities increased $217 in 2002 compared to 2001 primarily due to a change in the allocation methodology. Asset Management had a net loss before taxes of $269 in 2002 compared to a loss before taxes of $310 in 2001.

Wealth Management-
     Total revenues of Wealth Management were $16,368 in 2002 compared to $16,057 in 2001, an increase of $311. Commission income from financial products not underwritten by BCZ decreased $450, primarily as a result of decreased overall retail investor transaction volumes in mutual funds and equities. Commission income also decreased $635 as the result of the sale of the insurance agency at the end of the second quarter of 2001. A gain on the sale of the insurance agency was $303 in 2002 compared to $851 in 2001, a decrease of $548. These decreases were offset by a $2,023 increase in revenues from the retail sale of bonds underwritten by the Company, an increase in advisory fees related to "wrap" programs, and an increase in trading profits.

     Total Wealth Management expenses were $16,782 in 2002 compared to $17,131 in 2001, a decrease of $349. Compensation and benefit expense increased $537 primarily due to increased commissions paid due to higher levels of underwritten product sales that were only partially offset by reductions in other product sales. Professional and regulatory fees increased $354 due to increased legal, consulting, and state registration expenses. Promotional expense increased $174 due to a higher level of advertising. Expenses allocated for administrative support activities decreased $1,730 in 2002 compared to 2001 due to a change in the allocation methodology. Wealth Management had a loss before taxes of $414 in 2002 compared to $1,074 in 2001.

Portfolio Consulting -
     This operation was merged into an unaffiliated company on August 31, 2001. Total revenues in 2001 of Portfolio Consulting were $17,333, which includes a gain recorded on the sale of $1,102. Total expenses in 2001 were $17,487. The net loss before taxes was $154 in 2001. There were no revenues and expenses in 2002. An additional gain recorded in 2002 is included in the Corporate segment results.

Corporate

     Corporate revenues were $4,623 in 2002 compared to $3,567 in 2001. Interest and dividends were $2,952 in 2002 compared to $2,381 in 2001 and are primarily related to the investment in government agency-backed collateralized mortgage obligations ("CMOs"). The investment in CMOs increased significantly in December 2001, but prepayments of principal have caused the current investment balance to decrease by $15,075 as of September 30, 2002. Corporate revenues also include a $600 gain recognized on the sale of PMC as the result of the receipt of a payment on a note related to that sale. The Company also received a $341 rebate in 2002 from its clearing broker as the result of favorable contract negotiations which is reflected in other income. These increases were offset by decreases in management fee and other income. Minority interest revenues in 2002 were $706, which includes $542 of interest.

     Corporate expenses after allocations to the Company's other operating segments were $2,978 in 2002 compared to $2,605 in 2001. The largest component of expenses is employee compensation and benefits which was $5,182 in 2002 compared to $4,044 in 2001, an increase of $1,138. The increase in employee compensation and benefits was due to a change in the allocation process whereby certain incentive-based amounts are recorded in Corporate in 2002 rather than directly in the business areas as was the process in 2001. The allocation of administrative expenses was adjusted to reflect this change. Interest expense, primarily related to the financing of the government agency-backed CMOs and securities inventory, decreased $642 in 2002. The allocations to the other segments totaled $5,825 in 2002 compared to $6,075 in 2001. The minority interests incurred losses in the first nine months of 2002 which are removed from the results of the Corporate segment and separately disclosed in the Company's consolidated financial statements. These losses attributable to minority interests totaled $308 in 2002. Corporate net income before taxes was $1,645 in 2002 compared to $962 in 2001.


                       Liquidity and Capital Resources
                            (Dollars in thousands)

     The Company provides financial services. Variations in assets and liabilities are primarily related to fluctuations in the value of financial assets associated with those services. The level of securities inventory and the related financing of that inventory through the Company's clearing broker has the greatest impact on cash flow. At September 30, 2002, the increase in cash and cash equivalents was due to a lower level of inventory and the related level of financing of that inventory through the clearing broker. Capital expenditures for fixed assets are generally insignificant.

     A source of cash for the Company has been and continues to be the issuance of unrated commercial paper classified as short term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days, with the majority of notes being less than 60 days. In 2002, a total of $23,175 of notes were issued and $20,943 were repaid. The total balance of short-term notes outstanding was $5,607 as of September 30, 2002. The short-term notes are sold directly to customers and are limited by the availability of customers who wish to invest in these unrated short-term notes at the rates offered by the Company.

     The Parent also finances its activities through a banking relationship shared with BCZ and through repurchase agreements. The Parent had no amounts outstanding under the bank unsecured line of credit of up to $20 million at September 30, 2002. Amounts outstanding under repurchase agreements totaled $22,994 at September 30, 2002 and were used to finance the purchase of government agency-backed CMOs included in other investments in the Consolidated Statements of Financial Condition. The repurchase agreements are repaid as principal payments on the underlying investments are received.

     BCZ, the Company's broker-dealer subsidiary, finances activities from its own resources, from the unsecured line of credit of up to $20 million available through the banking relationship shared with the Parent, from its primary clearing broker using inventory as collateral under normal margin arrangements, and from intercompany borrowings with the Parent. There were no amounts outstanding under the bank unsecured line of credit or intercompany borrowings from the Parent at September 30, 2002. The amount due the primary clearing broker is $12,682 at September 30, 2002. Securities inventory held by BCZ at the clearing broker serves as the underlying collateral for the amount due.

     BCZ acts as remarketing agent for approximately $2.3 billion of municipal variable rate demand notes ("VRDNs"), most of which BCZ previously underwrote. The VRDNs may be tendered to BCZ at the option of the holder, generally on seven days advance notice. The obligation of the municipal borrower to pay for tendered VRDNs is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered VRDNs. There were $12,150 of VRDNs held in inventory at September 30, 2002. The inventory of VRDNs was remarketed at the beginning of the fourth quarter. Amounts purchased into inventory are generally held for less than two weeks. BCZ finances its inventory of VRDNs acquired pursuant to its remarketing activities through its clearing broker under the clearing broker's margin financing arrangements. In its capacity as remarketing agent, BCZ may purchase the bonds into inventory as part of its remarketing efforts.

     ZFC, whose activities include FHA loan origination, finances its activities from its own resources, through intercompany borrowing from the Parent, and by arrangements with other parties involved in the FHA transactions.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest, is the general partner through ZHP, and is included in the Company's consolidated financial statements. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and debentures from the SBA on favorable terms. The SBA has granted ZHF leverage of up to $38.2 million. At September 30, 2002, ZHF had $11,213 of outstanding loans to small businesses and $8,040 of debentures due the SBA, increases of $9,283 and $6,440, respectively, since December 31, 2001. The interest received on the loans is intended to be sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to correspond to the repayment terms on the debentures from the SBA. At September 30, 2002, ZHF had a remaining leverage commitment from the SBA of up to $30.2 million.

     First Church Financing Corporation ("FCFC") served as a limited purpose finance company for financing mortgages to churches, and issued bonds to the public as a source of cash prior to 1996. During the first quarter of 2002, FCFC sold its portfolio of loans to churches totaling $2,083 to an unaffiliated third party and used the $1,700 of proceeds to redeem 100 percent of FCFC's outstanding bonds.

     BCZ, the Company's broker-dealer subsidiary, is subject to the requirements of the Security and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At September 30, 2002, BCZ had net capital of $12,031, which exceeded minimum net capital requirements by $11,308. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. Adequate net capital is also important for BCZ in the conduct of its business activities. In the opinion of management, the current level of net capital is adequate for the conduct of its business activities.

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

Critical Accounting Policies

     Accounting policies are an integral part of the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. See Note 1 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report for a discussion of significant accounting policies and other information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the Company's consolidated financial statements.

     The following are considered to be among the Company's current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments
     Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. Where available, the Company uses prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and thinly traded securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities based upon available information such as projected cash flows and a review of the financial and market conditions of the underlying entity. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill
     In July 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 141 was implemented as of July 1, 2001. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life. SFAS No. 142 was implemented on January 1, 2002. As of September 30, 2002, the Company had $546 in goodwill and no amortizable intangible assets. Goodwill is impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows. All of the Company's goodwill is assigned to our Wealth Management Group within our Investment Services operating segment.

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

Forward Looking Statements

     Certain comments in this Form 10-Q represent forward looking statements made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to a number of risks and uncertainties, including, the overall financial health of the securities industry, the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, the volatile and competitive nature of the financial services business, the ability of the Company to underwrite and distribute securities, the effect of federal and state regulation, the market value of mutual fund portfolios and separate account portfolios advised by the Company as well as the ability of the Company to maintain asset management fees at current levels, the collection of amounts owed to the Company including the note from PMC, the volume of sales by its retail brokers, potential liability under federal and state securities laws and other laws and regulations governing the Company's business, and the ability to attract and retain qualified employees.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of September 30, 2002, the Company manages a portfolio with an aggregate value of approximately $1.8 billion in the form of separately managed and mutual fund accounts. Of the total, $587 million relates to equity securities portfolios. Continued declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of an investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments owned by ZEF. There is no ready market for these securities, accordingly, the Company has established procedures to periodically test these securities for proper valuation. The Company continuously reviews these investments.

     The table below provides information about the Company's financial instruments as of September 30, 2002 that are sensitive to market risk. For securities inventory and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate forward agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For common stock and partnership interests, the table presents the cost and fair values of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the stock is sold. The partnership interests are expected to provide a return of capital plus earnings, if any, in the periods specified. The table specifies the current expectation of the cash flows, but makes no assumptions as to earnings. Trading accounts are shown in the caption "Securities Inventory" and non-trading accounts are shown in all other captions.

I.  Forward Agreements
                                                      Notational     Fair
    (Dollars in thousands)                              Amount       Value
    Forward Debt Services Agreement                     $5,005      $  748
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.

    Forward Interest Rate Agreement                     $5,005      $ (661)
    Index:  Municipal Market Data Services AAA/Aaa
            Scale plus a forward spread.  (Hedge to
            above instrument.)


II.  Trading and Non-Trading Portfolio

                                                   Expected Maturity Dates
                                       2002    2003   2004   2005   2006  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS
Securities Inventory - fixed rate
Municipal bond issues                 $    -  $   2  $   -  $  (5) $   -  $ 6,131   $ 6,128  $ 5,636
  Weighted average interest rate             10.50%         5.10%           6.24%

Institutional bonds                        -      9      5                     10        24       24
  Weighted average interest rate              7.75%  8.00%                  8.48%

Other                                      -   (240)     -      -       -   1,942     1,702      505
  Weighted average interest rate              5.55%                         8.75%

Securities Inventory - variable rate
Municipal variable rate demand notes       -      -      -      -       -  12,150    12,150   12,150
  Weighted average interest rate                                            1.83%

Notes receivable                         188  4,115    829  2,005     975   7,519    15,631   15,631
  Weighted average interest rate      11.80% 11.86% 11.97% 12.11%  12.32%  12.48%

Other investments - CMOs(1)                -      -      -      -       -  23,077    23,077   23,077
  Weighted average interest rate                                            7.95%

Other investments - Common Stock           -      -      -      -       -   9,500     9,500    9,500

Other investments - Partnership
  Interests                              500    500      -      -       -       -     1,000    1,000

LIABILITIES

Short-term notes payable(2)            5,607      -      -      -       -       -     5,607    5,607
  Weighted average interest rate       2.91%

Securities sold under agreements to
repurchase(2)                         22,994      -      -      -       -       -     22,994  22,994
  Weighted average interest rate       2.02%

Bonds payable - fixed rate(1)              -      -      -      -       -   8,040      8,040   8,040
  Weighted average interest rate                                            6.12%


(1)  Assumes no prepayment
(2)  The information shown above includes actual interest rates at September 30, 2002 and assumes no changes in interest rates in 2002 or thereafter.

      Material limitations exist in determining the overall net market risk exposure to the Company.  Computation of prospective effects of hypothetical interest rate changes are based on many assumptions, including levels of market interest rates, predicted prepayment speeds, and projected effect on assets under management and retail customer account balances.  Therefore, the above information should not be relied upon as indicative of future actual results.


Item 4.  Controls and Procedures

     Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation"). Based upon the Evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring the material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     As the result of the Evaluation, the Company formalized its disclosure control committee and certain disclosure control processes and procedures. There were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II.  OTHER INFORMATION

Items 1 through 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              See the Exhibit Index following the Certifications page, which is incorporated herein by reference.

         (b)  Reports on Form 8-K:

              On July 26, 2002, the Registrant filed a Current report on Form 8-K dated July 24, 2002 indicating that the Board of Directors of The Ziegler Companies, Inc. as recommended by the Audit Committee of the Board of Directors, appointed KPMG LLP as its new independent accountants.





                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.
                                       (Registrant)



Dated:  November 14, 2002              By  /s/ John J. Mulherin
                                           John J. Mulherin
                                           President and CEO



Dated:  November 14, 2002              By  /s/ Gary P. Engle
                                           Gary P. Engle
                                           Sr. Vice President/CFO

                                 CERTIFICAITONS

Chief Executive Officer

I, John J. Mulherin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ziegler Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                   /s/ John J. Mulherin
                                   John J. Mulherin
                                   President and CEO

Chief Financial Officer

I, Gary P. Engle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ziegler Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                   /s/ Gary P. Engle
                                   Gary P. Engle
                                   Sr. Vice President and CFO

                         The Ziegler Companies, Inc.
                              (the "Registrant")
                        (Commission File No. 1-10854)

                                EXHIBIT INDEX
                                      to
                          FORM 10-Q QUARTERLY REPORT
For the quarter ended September 30, 2002

Exhibit
Number             Description

99.1               Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

26