Form 10-K
ZIEGLER COMPANIES INC
filed 2003-03-28
CIK 109312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

          Title of Each Class                    Name of each exchange
          -------------------                     on which registered
                                                  -------------------

     Common Stock, $1.00 Par Value              American Stock Exchange
     -----------------------------              -----------------------

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

           AGGREGATE MARKET VALUE OF VOTING AND NONVOTING STOCK HELD
                      BY NON-AFFILIATES OF THE REGISTRANT:

     As of June 28, 2002, the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price of $15.10 on that date) excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $20.8 million.

     As of March 14, 2003, approximately 2.18 million shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                         Part of Form 10-K into Which Portions
     Document                                 of Document Are Incorporated
     --------                            --------------------------------------
Portions of Annual Report to Shareholders
for the calendar year ended December 31, 2002           Part II

Portions of Proxy Statement for the 2003
Annual Meeting of Shareholders                          Part III

                                     PART I

ITEM 1.  BUSINESS.
         --------

General

     The Ziegler Companies, Inc. (the "Parent" and, collectively with its wholly owned and partially owned and controlled subsidiaries, the "Company") is a financial services holding company incorporated under the laws of Wisconsin in 1993 which owns operating subsidiary companies in three segments -- Capital Markets, Investment Services and Corporate. See Note 14 to the Company's Consolidated Financial Statements for information concerning the Company's three reportable segments. A list of the Company's subsidiaries is filed as Exhibit
21.1 to this Form 10-K. All of the companies are engaged in financial service businesses. The Company's principal executive offices are located at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 and its telephone number is (414) 277-4400. Previously the Company's executive offices were at 215 N. Main Street, West Bend, Wisconsin 53095.

                            CAPITAL MARKETS SEGMENT

     The Capital Markets segment underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include financial advisory services, merger and acquisition services, sales on an agency basis of complex financial instruments for financial risk management, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination. Capital Markets activities are conducted primarily through B.C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

                          INVESTMENT SERVICES SEGMENT

     The Investment Services segment consists of two operating units: Asset Management and Wealth Management. On August 31, 2001, the Company disposed of its Portfolio Consulting unit, PMC International, Inc. ("PMC"), previously a third operating unit. The Company still offers portfolio consulting services through the broker distribution network of its Wealth Management business using Company resources as well as third party providers. Asset Management provides investment advisory services to Company-sponsored mutual funds, the North Track Funds, and private accounts for institutional and individual clients. Wealth Management provides a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Capital Markets segment. Allocated sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ. Prior to the merger of Ziegler Asset Management, Inc. into BCZ on January 1, 2001, Asset Management activities were conducted through Ziegler Asset Management, Inc.

                               CORPORATE SEGMENT

     The Corporate  segment  consists  primarily  of  the  investment  and  debt management activities of the Parent and BCZ's unallocated corporate administrative activities. Certain corporate administrative costs are allocated to the Capital Markets and the Investment Services segments using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, and other relevant factors. Corporate segment investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating and making subordinated loans to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share, is the general partner through ZHP, and exercises significant control in ZHF and wholly owns ZHC and ZHP. The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. The Corporate segment includes the Company's share of the

<Page 4>

operations of ZEF.  ZEF is 33% owned by qualified officers and employees  of
the Company.    Each of  these  companies  is consolidated  into  the  Company's financial statements.

                                  DISPOSITIONS

     In August, 2001, the Company exchanged its 100% interest in PMC, its Denver-based managed account and performance reporting services subsidiary, for a minority interest in The EnvestNet Group, Inc. ("EnvestNet"). In exchange for the Company's interest in PMC, the Company received 9,681,784 shares of common stock of EnvestNet valued at $9,500,000. EnvestNet also assumed $8,000,000 in debt owed to the Company. EnvestNet paid $3,500,000 of the debt at closing and $1,500,000 of the debt on August 31, 2002. An additional $3,000,000 was originally scheduled to be paid August 31, 2003. In January 2003, the $3,000,000 note due August 31, 2003 was amended to accelerate the payment of accrued interest, and provide for the payment of $1,000,000 on August 31, 2003, and $2,000,000 on August 31, 2004. Interest on the amended $3,000,000 note will remain at 12% and be paid monthly. EnvestNet has experienced slower growth than originally projected due to the continued decline in the equity markets and its effect on the value of assets under administration. These decreases caused lower than anticipated revenues and cash flows at EnvestNet. EnvestNet requested the Company to extend the maturity on part of its note and has obtained additional capital from existing and outside investors. This additional capital was provided to EnvestNet in exchange for preferred stock at a price that was above the current carrying value of the Company's common stock investment in EnvestNet. The Company did not participate in the additional capital contributions to EnvestNet.

     In the process of recording the disposition of PMC, the Company recorded a gain in 2001 of $1,399,000 as the result of the receipt of cash at closings and a gain of $600,000 in 2002 as the result of the receipt of the payment of the note due in 2002. Additional gains of $400,000 and $799,000 may be recorded in 2003 and 2004, if the amended note is paid as currently scheduled, and there is no requirement to adjust the valuation of the common stock. The remaining deferred gain of $3,797,000 would be recognized upon the disposition of the EnvestNet common stock, or at such time as the uncertainty of the valuation of the common stock is removed. Management has no reason to believe that the value of the common stock has changed. The investments in EnvestNet, including both the note and common stock, are subject to various risks including, but not limited to the cash requirements of EnvestNet's operations, competition in its marketplace, equity market valuations, employee recruitment and retention, and other factors. Given the level of risks, it is possible that changes in the value of these investments may occur in the future and the deferred gain may have to be adjusted downward or, if significant, the recording of a loss may be required.

     In conjunction with the receipt of EnvestNet stock, the Company became party to an EnvestNet shareholders' agreement. The shareholders' agreement restricts the Company's ability to sell its interest in EnvestNet. The Company owns less than 20% of the common stock of EnvestNet at December 31, 2002, and does not exert significant influence over EnvestNet.

     The financial results of PMC, which include all revenues and expenses prior to the disposition, are included as part of the Investment Services segment.
The gain on the sale of PMC is reported in the Corporate segment.

                                BUSINESS FACTORS

     The general level of interest rates, the prospects for a general economic recovery and economic growth, valuations in the equity markets, and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. In 2002, investment banking activity in the form of bond underwriting and sales by the Capital Markets segment was at its highest level in the past three years as the result of favorable market factors. The reductions in prevailing interest rates, the growing need for senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to the increased bond underwriting volumes in 2002. Favorable economic factors do not generally result in an immediate increase in bond underwriting volume and do not guarantee that bond underwriting volumes will remain high. The bond underwriting projects completed in 2002 were generally started in previous years and finalized in 2002. The Company currently has a modest "pipeline" of bond underwriting projects, but these projects may be affected by changes in these and other factors. Historically, the Company experiences uneven bond underwriting activity during the year. In general, the Company's underwriting activity (which is only part of the Capital Markets segment) is slower during the early months of the year and higher levels of activity are experienced in later months as issuers attempt to finalize

<Page 5>

financing activity before the end of the calendar year. Given the sometimes sporadic timing of the completion of underwriting projects, the demand for new bond issues can change quickly when changes occur in economic or political conditions. Complementary services of the Capital Markets segment are frequently performed coincident or in conjunction with bond underwritings and may follow similar patterns. Other activities such as FHA mortgage loan origination may actually diminish during a low interest rate environment with the increased availability of other low interest borrowing alternatives to clients.

     The Investment Services segment was also affected by economic and market circumstances. The decreasing valuations in the equity markets provided a significant demand for the Company's underwritten bonds from retail clients, especially taxable church and school bonds that are sold exclusively to the Company's retail clients. However, the sale of other investment products, such as mutual funds and equities, suffered under the same economic circumstances. The sluggish economy, the lingering uncertainty related to the September 11, 2001 terrorist attacks, the war in Iraq, and the uncertain global political environment have all served to diminish retail clients' overall investment activity.

     The Asset Management business suffered from the decline in equity market values. Fees for this business unit are generally charged as a percentage of the value of assets under management. As the market value of the assets under management declines, fees decline also. The Company experienced success in marketing its mutual funds and its separate account asset management business, but was only able to offset the reductions in assets under management due to market value decreases and asset outflows.

     The Corporate segment was affected primarily by the decline in interest rates and the reduction in investments. The Company's substantial investment in collateralized mortgage obligations ("CMOs"), whose interest rates are relatively high compared to current market rates, were subject to an increase in prepayments during 2002 over previous years. Because of the higher rates on the CMOs as compared to the cost of financing, the reduction in principal will reduce the net interest income earned by the Company from this arrangement. An increase in short-term borrowing rates would further reduce net interest income, by increasing the cost of carrying the CMOs.

     Liquidity is essential to the Company's businesses. The Company's liquidity could be impaired by an inability to sell securities from its inventory, an inability to access the repurchase and securities lending markets, or an inability to sell financial assets. This situation may arise due to circumstances that the Company may be unable to control, such as a general market disruption, perceptions about the Company's creditworthiness or an operational problem that affects third parties or the Company. Further, the Company's ability to sell financial assets may be impaired if other market participants are seeking to sell similar assets at the same time.

     Substantial legal liability or a significant regulatory action against the Company could have a material adverse financial impact or cause significant reputational harm to the Company's businesses, which in turn could seriously harm the Company's business prospects. The Company faces significant legal risks in its businesses, and the amount of damages claimed in litigation against financial intermediaries are increasing. In addition, the Company would expect legal claims by customers and clients to increase in a market downturn.

     The Company, as a participant in the financial services industry, is subject to extensive regulation. Among other things, the Company could be fined or prohibited from engaging in some of its business activities as a result of administrative orders by regulators. New laws or regulations or changes in enforcement of existing laws or regulations applicable to the Company's clients may also adversely affect its businesses.

<Page 6>

Results of Operations - 2002 Compared to 2001
---------------------------------------------

     The following table summarizes the changes in revenues and income (loss) before taxes of continuing operations of the Company.

                                           The Years Ended
                                             December 31,             Increase/
                                       2002             2001          (Decrease)
                                       ----             ----          ---------
 Revenues:                                  (in thousands)
 --------
   Capital Markets                    $31,245          $28,898         $  2,347
   Investment Services
     Asset Management                   8,373            8,405              (32)
     Wealth Management                 22,071           21,384              687
     Portfolio Consulting                   -           16,231          (16,231)
                                      -------          -------         --------
                                       30,444           46,020          (15,576)
   Corporate                            5,751            5,761              (10)
                                      -------          -------         --------

                                      $67,440          $80,679         $(13,239)
                                      -------          -------         --------
                                      -------          -------         --------
 Net income (loss) before taxes:
 ------------------------------
 Capital Markets                      $ 2,321          $ 4,070         $ (1,749)
   Investment Services
     Asset Management                    (665)            (616)             (49)
     Wealth Management                 (1,604)          (2,496)             892
     Portfolio Consulting                   -           (1,389)           1,389
                                      -------          -------         --------
                                       (2,269)          (4,501)           2,232
   Corporate                            2,741            2,632              109
                                      -------          -------         --------
                                      $ 2,793          $ 2,201         $    592
                                      -------          -------         --------
                                      -------          -------         --------

Customers and Raw Materials

     None of the Company's businesses is subject to governmental renegotiation of profits; and none is dependent on a single customer or a few customers or dependent on a single supplier of raw materials or a few suppliers of raw materials. In no case are patents, trademarks, licenses or franchises important other than securities brokerage and investment advisory licenses under federal and state laws and regulations of self regulatory organizations and service marks which identify the "brands" of the Company and its affiliated mutual fund family. None of the Company's businesses are seasonal, although commission income will fluctuate depending upon the condition of the US securities markets. None of the businesses engages in significant operations outside the United States.

Environmental Matters

     Compliance with federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Company and its financial services subsidiaries.

Employees

     As of March 1, 2003 approximately 336 persons were employed full time and 18 persons were employed part time by the Company and its subsidiaries.

<Page 7>

Statement Regarding Forward Looking Disclosure

     Except for the historical information contained or incorporated by reference in this Annual Report on Form 10-K, certain matters discussed herein or incorporated by reference, including (without limitation) under Part I, Item 1, "Business -- General -- Business Factors," "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of regulatory and legal risks which necessarily accompany various segments of the Company's business, interest rates, retention of key employees, profitable operations of the institutional trading desks, competition in the financial services industry, the ability to collect firm receivables and realize the value of firm investments, the Company's ability to realize the value of goodwill and other intangible assets, and the ability of the Company to underwrite and distribute securities. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Company believes that its offices are well maintained and adequate for present needs.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     In the normal course of business, the Company was named as a defendant in certain lawsuits. These suits arose in connection with the Company's role as an underwriter in various securities offerings as well as a broker for customers. At December 31, 2002, one such lawsuit brought by an institutional investor who purchased a $5 million bond in a primary offering of securities was pending. The investor requested rescission under state securities laws. The Company settled the matter in January, 2003, under terms that are not expected to have a significant impact on the Company's financial statements.

     The Company is also the subject of customer complaints and has also been named as a defendant in various legal actions arising from its securities and other businesses. The Company has established reserves for potential losses that may result from these customer complaints and legal actions. Although the outcome of litigation is always uncertain, especially in the early stages of a complaint or legal action, based on its understanding of the facts and the advice of legal counsel, management believes that resolution of these actions will not result in a material effect on the financial condition or results of operations of the Company. However, if during any period any adverse complaint or legal action should become probable or be resolved, the results of operations could be significantly affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal year 2002 to a vote of security holders.

<Page 8>

EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the officers of the Company as of March 1, 2003, which is not part of the Company's Proxy Statement for the 2003 Annual Meeting is as follows:

Name                      Age             Position
----                      ---             --------
John J. Mulherin          51              President and Chief Executive Officer of the Company

Gary P. Engle             50              Senior Vice President, Chief Financial Officer and
                                          Chief Administrative Officer of the Company

S. Charles O'Meara        52              Senior Vice President, Secretary and General Counsel of the Company

Jeffrey C. Vredenbregt    49              Vice President, Controller and Treasurer of the Company

Officers of Subsidiaries Deemed Executive Officers of the Company

Name                      Age             Position
----                      ---             --------
Donald A. Carlson         56              Senior Managing Director - Capital Markets Group

Thomas R. Paprocki        48              Chief Operating Officer - Capital Markets Group

Darrel P. Frank           44              Senior Managing Director - Services and Technology Group

David G. Stoeffel         44              Senior Managing Director - Asset Management Group

Brian K. Andrew           40              Chief Investment Officer - Asset Management Group

Robert J. Tuszynski       43              Senior Vice President and Managing Director - Asset
                                          Management Group

John C. Todd              54              Senior Managing Director - Wealth Management Division

Each officer serves until his successor is elected and qualified. Officers are appointed by the board of directors. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer. Each of the above officers has been acting in such capacity with the Company for the past five years except as follows:

     Mr. Mulherin has been President and Chief Executive Officer of the Company since February 2000. From June 1999 to February 2000, Mr. Mulherin was chief administrative officer at Villanova Capital, the asset management group of Nationwide Insurance. Prior to joining Villanova Capital, Mr. Mulherin served as president of National Financial Correspondent Services Company, Boston, a clearing subsidiary of Fidelity Investments, and previous to that served as chief operating officer of Fidelity Investments Institutional Services Company, a mutual fund distribution and services organization since August 1995.

     Mr. Engle has been Senior Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since April 1999. Prior to joining the Company, Mr. Engle was Chief Financial Officer of trusts and investments at Firstar Corp, a financial services company, since 1996.

<Page 9>

     Mr. Stoeffel joined the Company as Senior Managing Director - Asset Management Group in February 2003. Prior to joining the Company, Mr. Stoeffel was Senior Vice President of Nomura Asset Management U.S.A. Inc., Business Units Sales/Marketing, from 1998 to 2003 and Eastern Division Manager of Brinson Funds, a mutual company, from 1997 to 1998. Mr. Stoeffel was appointed as an executive officer of the Company as of March 26, 2003.

     Mr. Andrew has been Chief Investment Officer - Asset Management Group since 2001. He was previously an officer of Ziegler Asset Management, Inc., a former subsidiary of the Company, since September 1994.

     Mr. Tuszynski has been Senior Vice President and Managing Director - Asset Management Group since 1999. He was previously a Senior Vice President of B.C. Ziegler and Company, a subsidiary of the Company, from 1995-1999.

     Mr. Todd has been the Senior Managing Director, Wealth Management Division since 2002. He was previously the Director of Sales at Disciplined Investment Advisors, an investment management company, since 1998.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

<Page 10>

                                    PART II

     Page references to the Company's 2002 Annual Report to Shareholders in this
Part II refer to the hard copy print report, and not to pages on the SEC's electronic filing system, EDGAR.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

     The Company's Common Stock is traded under the symbol "ZCO" on the American Stock Exchange. Information about the range of bid and asked quotations for the Company's Common Stock on the American Stock Exchange for each quarter during the Company's 2002 and 2001 fiscal years and information about the cash dividends paid on the Company's Common Stock for each quarter during 2002 and 2001 may be found on page 46 of the Company's 2002 Annual Report to Shareholders incorporated herein by reference. On March 14, 2003, the average of the bid and ask price of the Company's Common Stock was $14.55. As of March 14, 2003, the Company had approximately 233 record holders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

     Information about the Company's operating revenue, net income (loss), earnings (loss) per share of common stock, cash dividends per share declared, total assets, long-term obligations, short-term notes payable, shareholders' equity and book value per share for the fiscal years 1998 through 2002 may be found on page 44 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     Information about the Company's analysis of financial condition and results of operations for the fiscal years 2002, 2001 and 2000 may be found on pages 31 through 43 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

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

     Interest Rate Risk

     Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds, and certain preferred equities. The Company manages its exposure to interest rate risk by monitoring its inventory with respect to its total capitalization and regulatory net capital requirements. The Company's inventory of securities is marked to market and, accordingly, represents current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities may have contractual maturities in excess of several years, the inventory, on average, turns over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to interest rate risk.

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

<Page 11>

31, 2002, the Company managed a portfolio with an aggregate value of approximately $1.9 billion in the form of separately managed and mutual fund accounts. Of the total, $539 million relates to equity securities portfolios. Continued declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. In general, a reduction in assets will cause a reduction in revenue of approximately the same proportion. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of the Company's investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments owned by ZEF. There is no ready market for these securities; accordingly, the Company has established procedures to periodically review these securities for proper valuation. See "Results of Operations" in the Management Discussion and Analysis section for additional information.

     Financial Instruments

     The table below provides information about the Company's financial instruments as of December 31, 2002 that are sensitive to market risk. For securities owned and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For common stock and partnership interests, the table presents the cost and fair value of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the common stock is sold. The partnership interests are expected to provide a return of capital plus earnings in the periods specified. The table specifies the current expectation of the cash flows, but makes no assumptions or estimates as to earnings. Trading accounts are shown in the caption "Securities Owned" and non-trading accounts are shown in all other captions.

<Page 12>

TRADING AND NON-TRADING PORTFOLIO

                                                              Scheduled Maturity Dates

                                             2003      2004       2005      2006       2007    Thereafter    Total    Fair Value
                                             ----      ----       ----      ----       ----    ----------    -----    ----------
                                                                        (U.S. Dollars in Thousands)
ASSETS
------

SECURITIES OWNED - FIXED RATE
-----------------------------
     Municipal bond issues                   $   24     $  --     $2,455     $   35    $   --     $28,447    $30,961     $29,843
     Weighted average interest rate           3.50%                2.50%      5.33%                 5.94%

     Preferred Stock                             --        --         --         --        --       1,780      1,780       1,770
     Weighted average interest rate                                                                 8.19%

     Institutional Bonds                          9        38         55        115        35       1,526      1,778       1,708
     Weighted average interest rate           5.64%     4.50%      5.00%      5.45%     5.89%       6.95%

     Other                                       --        --         --         --        --         767        767         767
     Weighted average interest rate                                                                 5.31%

SECURITIES OWNED - VARIABLE RATE
--------------------------------
     Municipal Variable rate demand notes        --        --         --         --                19,800     19,800      19,800
     Weighted average interest rate                                                                 1.58%

NOTES RECEIVABLE                              4,438     1,277      5,972      4,134     6,862       2,159     24,842      24,842
----------------
     SBA Qualified Borrowers (1)<F1>            872       888      5,547      3,749     6,643       2,160     19,859      19,859
     Weighted average interest rate          12.95%    12.98%     12.95%     13.14%    13.24%      13.85%

     Other                                    3,566       389        424        385       219          --      4,983       4,983
     Weighted average interest rate           8.76%     3.92%      3.98%      4.09%     3.81%

OTHER INVESTMENTS - CMOS(2)<F2>                  --        --         --         --        --      21,382     21,382      21,382
-------------------------------
     Weighted average interest rate                                                                 7.88%

OTHER INVESTMENTS - COMMON STOCK                 --        --         --         --        --       9,500      9,500       9,500
--------------------------------

OTHER INVESTMENTS- PARTNERSHIP INTERESTS      1,000        --         --         --        --          --      1,000       1,000
----------------------------------------

<Page 13>

LIABILITIES
-----------

SHORT-TERM NOTES PAYABLE (3)<F3>             $4,682    $   --     $   --     $   --    $   --      $   --     $4,682      $4,682
--------------------------------
     Weighted average interest rate           2.76%

SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE(3)<F3>                         21,268        --         --         --        --          --     21,268      21,268
--------------------------------
     Weighted average interest rate           1.62%

LONG-TERM DEBT
     SBA Debentures (4)<F4>                      --        --         --         --        --      14,090     14,090      14,090
     Other                                      405       405        405        405       405       6.16%
                                              5.59%     5.59%      5.59%      4.80%     4.80%          --      2,025       2,025

(1)<F1> These balances are notes receivable of ZHF, the partially owned entity, and are not directly payable to the Company.
(2)<F2> Assumes no prepayment When prepayments occur, the corresponding debt used to finance these investments will decrease by a similar amount.
(3)<F3> The information includes actual interest rates at December 31, 2002. These securities are likely to be renewed with the lenders when due. The future interest rates cannot be predicted.
(4)<F4> These balances are related to ZHF, the partially owned entity, and are not a direct obligation of the Company.

<Page 14>

     Material limitations exist in determining the overall net market risk exposure to the Company. The information presented can be affected by many assumptions, including the levels of market interest rates, prepayments of principal on notes and other investments, the turnover of securities owned, the credit quality of obligors and issuers, and other factors. Therefore, the above information should not be relied upon as indicative of future actual results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The Company's Consolidated Financial Statements containing consolidated statements of financial condition for the years 2002 and 2001 may be found on page 10 of the Company's 2002 Annual Report to Shareholders; and consolidated statements of operations for the years 2002, 2001 and 2000 may be found on page 11 of the Company's 2002 Annual Report to Shareholders, consolidated statements of cash flows for the years 2002, 2001 and 2000 may be found on pages 13 and 14 of the Company's 2002 Annual Report to Shareholders; consolidated statements of changes in stockholders' equity for 2002, 2001 and 2000 may be found on page 12 of the Company's 2002 Annual Report to Shareholders. The notes to the consolidated financial statements, together with the reports of KPMG LLP and Arthur Andersen LLP may be found on pages 15 through 30 of the Company's 2002 Annual Report to Shareholders. Such Consolidated Financial Statements and reports of KPMG LLP and Arthur Andersen LLP are incorporated herein by reference. For additional information regarding Arthur Andersen and its report, see Exhibit 23.2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     Information regarding a change in independent auditors in 2002 was previously reported in two Current Reports on Form 8-K dated as of May 31, 2002 and July 24, 2002, respectively. There have been no other reportable events.

<Page 15>

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            --------------------------------------------------

     Information about the Company's directors and those persons nominated to become directors may be found on pages 3-4 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders currently scheduled for April 22, 2003 (the "2003 Proxy Statement") and is incorporated herein by reference.

     Information relating to "Section 16(a) Beneficial Ownership Reporting Compliance" may be found on page 13 of the 2003 Proxy Statement and is incorporated herein by reference.

     Additional information, which is not a part of the 2003 Proxy Statement, is set forth in Part I above under the heading "Executive Officers of the Company." Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.
            ----------------------

     Information required under Item 11 about the compensation paid by the Company to its Directors, Chief Executive Officer and other executive officers of the Company may be found on pages 5-6, pages 8-9 and page 10 of the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS.
            -------------------------------

     Information concerning security ownership of certain beneficial owners and management may be found on pages 2-3 of the Company's 2003 Proxy Statement and is incorporated herein by reference.

     The following table summarizes information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's equity compensation plans as of December 31, 2002:

                                               EQUITY COMPENSATION PLAN INFORMATION

                                                                          (B)                      (C)
                                                                       WEIGHTED-                NUMBER OF
                                                                        AVERAGE            SECURITIES REMAINING
                                                   (A)                  EXERCISE           AVAILABLE FOR FUTURE
                                                NUMBER OF               PRICE OF          ISSUANCE UNDER EQUITY
                                         SECURITIES TO BE ISSUED      OUTSTANDING           COMPENSATION PLANS
                                            UPON EXERCISE OF            OPTIONS,                (EXCLUDING
                                          OUTSTANDING OPTIONS,          WARRANTS         SECURITIES REFLECTED IN
PLAN CATEGORY                              WARRANTS AND RIGHTS         AND RIGHTS              COLUMN (A))
-------------                              -------------------         ----------        -----------------------
Equity compensation plans approved
  by security holders (1)<F5>                    291,450                 $18.04                  112,550
Equity compensation plans not
  approved by security holders (2)<F6>            28,782(3)<F7>          $15.88(3)<F7>                -0-(4)<F8>
Total                                            320,232                 $17.93                  112,550

(1)<F5> Equity compensation plans approved by security holders include the Company's 1998 Stock Incentive Plan (the "1998 Plan") and the Company's 1993 Employees' Stock Incentive Plan (the "1993 Plan").

          The 1998 Plan was approved by shareholders on April 20, 1998. No further awards or grants have been made under the 1993 Plan since the 1998 Plan was approved by shareholders. Options granted under the 1993 Plan remain in effect until they have been exercised or have expired.

<Page 16>

          In 2002, the 1998 Plan was amended, without shareholder approval, to increase the maximum number of shares of restricted stock that may be issued in one year from 20,000 to 30,000. The 1998 Plan is designed to permit the grant of not more than a total of 435,000 shares of Common Stock (not more than 43,500 annually to any participant) in the form of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock (a maximum of 30,000 shares of restricted stock may be granted in any calendar year). The purpose of the 1998 Plan is to provide incentive for key employees of the Company and its subsidiaries to improve corporate performance on a long-term basis, and to attract and retain key employees and qualified directors.

(2)<F6> Equity plans not approved by security holders include a Deferred Stock Agreement between the Company and John J. Mulherin effective as of March 19, 2002 (the "Deferred Stock Agreement"), two stock option awards of 10,000 and 5,000 shares, respectively, to two officers of the Company, the Director's annual retainer and the Directors Deferred Stock Arrangement, all as described in the following paragraphs.

          Pursuant to the Deferred Stock Agreement, the Company agreed to issue 5,000 shares of Common Stock ("Deferred Stock") to Mr. Mulherin on January 31, 2005, or earlier upon certain conditions. The shares vested upon grant. Mr. Mulherin has the right to receive dividends, if any, on the Deferred Stock.

          In 1993 and 1997, the Company issued options to purchase 10,000 shares and 5,000 shares, respectively, of Common Stock to two of its officers (Mr. O'Meara and Mr. Tuszynski). The option price for both grants was the fair market value of the Common Stock at the date of grant. The options became exercisable one year following the date of grant and expire ten years after the grant date. The options must be exercised while the grantee is employed by the Company or a subsidiary of the Company or, under certain circumstances, within three months of termination of service with the Company. The 10,000 options issued to Mr. O'Meara expired, with no options being exercised, on January 22, 2003.

          The $11,000 annual retainer paid to directors is paid in Common Stock unless deferred by a director. The Deferred Compensation Plan for Directors allows non-employee directors of the Company to defer the receipt of their annual retainer otherwise payable in Common Stock for serving on the Board of Directors. Prior to December 31 of each year, non-employee directors may irrevocably elect to participate in the Company's Deferred Compensation Plan for Directors for the following year. The annual retainer is deferred into a stock unit account established on the director's behalf. Annual retainers deferred into stock unit accounts are credited with shares of Common Stock based on the closing price of the Common Stock shortly after the Company's earnings are released for the first quarter of the year. Deferred compensation is distributed following the termination of the director's service to the Company either in ten annual installments or, upon application of the director, upon such terms and conditions as the Board of Directors determines. Distributions from stock unit accounts are made solely in shares of Common Stock. Pursuant to the Deferred Compensation Plan for Directors, 8,782 stock units, payable on a one-for one-basis in shares of Common Stock, were credited to stock unit accounts as of December 31, 2002.

(3)>F7> The Deferred Stock and the deferred stock units issuable under the Deferred Compensation Plan for Directors are included in column (a), but because there is no "exercise price" associated with the Deferred Stock or the stock units, they are not reflected in column (b).

(4)<F8> The Deferred Compensation Plan for Directors does not reserve a set number of shares of Common Stock, nor is there a set number of shares reserved for issuance for annual retainers issuable to directors not participating in the Deferred Compensation Plan for Directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ----------------------------------------------

     Information concerning certain relationships and related transactions may be found on page 12 of the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.
          -----------------------

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on their evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

     Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

<Page 17>

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

ITEM 15(A).  CERTAIN INFORMATION
             -------------------

     1.   Financial Statements

          The following financial statements are incorporated herein by reference in Part II at Item 8 above.

          (i) Consolidated statements of financial condition - December 31, 2002 and 2001.

          (ii) Consolidated statements of operations - years ended December 31, 2002, 2001 and 2000.

          (iii) Consolidated statements of stockholders' equity - years ended December 31, 2002, 2001 and 2000.

          (iv) Consolidated statements of cash flows - years ended December 31, 2002, 2001 and 2000.

          (v)   Notes to Consolidated Financial Statements.

          (vi)  Report of KPMG LLP, Independent Auditors.

          (vii) Report of Arthur Andersen LLP, Independent Public
                Accountants.

     2.   Supplementary Data and Financial Statement Schedule

          The following report and financial statement schedule in response to this Item 15(a) is submitted as a separate section of this report:

                                                              Page
                                                              ----
          Independent Auditors' Report.......................  19
          Schedule II - Valuation and Qualifying Accounts....  20

    3.    Exhibits

          See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

ITEM 15(B).  REPORTS ON FORM 8-K
             -------------------

     No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 15(C).  EXHIBITS
             --------

     See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.

<Page 18>

ITEM 15(D). FINANCIAL STATEMENT SCHEDULES
            -----------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of The Ziegler Companies, Inc.:

On January 28, 2003, we reported on the consolidated statement of financial condition of The Ziegler Companies, Inc. and Subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which are included in the 2002 Annual Report on Form 10-K. The consolidated financial statements and the related financial statement schedules of The Ziegler Companies, Inc. and Subsidiaries, as of December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements for 2001 and 2000 in their report dated February 9, 2002, and the related financial statement schedules in their report dated March 18, 2002. In connection with our audit of the aforementioned 2002 consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such 2002 financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Milwaukee, Wisconsin
January 28, 2003

THE REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

AFTER REASONABLE EFFORTS, WE HAVE NOT BEEN ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR OUR REGISTRATION STATEMENTS ON FORM S-8. ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(A)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY ON A SUCCESSFUL CLAIM MAY BE LIMITED. THE ABILITY OF INVESTORS TO RECOVER FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP'S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM. FOR FURTHER INFORMATION, SEE
EXHIBIT 23.2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of The Ziegler Companies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 18, 2002

<Page 19>

                          THE ZIEGLER COMPANIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                     COL. A              COL. B              COL. C              COL. D              COL. E
                                     ------              ------              ------              ------              ------

                                                                ADDITIONS

DESCRIPTION

                                   Balance at           Charged            Charged to                              Balance at
                                  December 31,             to            Other Accounts        Deductions         December 31,
                                      2001              Expense           (Note 1)<F9>       (Note 2)<F10>            2002
                                      ----              -------           -----------        -------------            ----
Reserve for losses (Note 3)<F11>   $  332,825           $  4,186           $(174,603)         $    (8,222)         $  154,186
                                   ----------           --------           ---------          -----------          ----------
                                   ----------           --------           ---------          -----------          ----------

                                   Balance at           Charged            Charged to                              Balance at
                                  December 31,             to           Other Accounts-       Deductions-         December 31,
                                      2000              Expense           (Note 1)<F9>       (Note 2)<F10>            2001
                                      ----              -------           -----------        -------------            ----
Reserve for losses (Note 3)<F11>   $2,682,636           $174,608           $(355,409)         $(2,169,010)         $  332,825
                                   ----------           --------           ---------          -----------          ----------
                                   ----------           --------           ---------          -----------          ----------

                                   Balance at           Charged            Charged to          Balance at
                                  December 31,             to           Other Accounts-       Deductions-         December 31,
                                      1999              Expense           (Note 1)<F9>       (Note 2)<F10>            2000
                                      ----              -------           -----------        -------------            ----
Reserve,for,losses (Note 3)<F11>   $2,605,596           $314,715           $(154,500)         $  (83,175)          $2,682,636
                                   ----------           --------           ---------          -----------          ----------
                                   ----------           --------           ---------          -----------          ----------

(1)<F9>   These amounts represent adjustments to prior charge-offs.
(2)<F10> These deductions represent charge-offs for the purpose for which the reserve was established.
(3)<F11> The reserve is offset against the corresponding assets in the balance sheet.

<Page 20>

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE ZIEGLER COMPANIES, INC.

    March 28, 2003               By  /s/ John J. Mulherin
                                   ---------------------------------------------
                                       John J. Mulherin
                                       President, CEO and Director
                                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    March 28, 2003               /s/ Donald A. Carlson, Jr.
                                 -----------------------------------------------
                                 Donald A. Carlson, Jr., Director

    March 28, 2003               /s/ Gary P. Engle
                                 -----------------------------------------------
                                 Gary P. Engle
                                 Senior Vice President, Chief Financial Officer
                                 and Chief Administrative Officer
                                 (Principal Financial Officer)

    March 28, 2003               /s/ John C. Frueh
                                 -----------------------------------------------
                                 John C. Frueh, Director

    March 28, 2003               /s/ Gerald J. Gagner
                                -----------------------------------------------
                                 Gerald J. Gagner, Director

    March 28, 2003               /s/ Peter R. Kellogg
                                 -----------------------------------------------
                                 Peter R. Kellogg, Director and Chairman

    March 28, 2003               /s/ John J. Mulherin
                                 -----------------------------------------------
                                 John J. Mulherin, President, Chief Executive
                                 Officer and Director (Principal Executive
                                 Officer)

    March 28, 2003               /s/ Jeffrey C. Vredenbregt
                                 -----------------------------------------------
                                 Jeffrey C. Vredenbregt
                                 Vice President, Treasurer and Controller
                                 (Principal Accounting Officer)

    March 28, 2003               /s/ Bernard C. Ziegler III
                                 -----------------------------------------------
                                 Bernard C. Ziegler III, Director

<Page S-1>

                                 CERTIFICATIONS

     I, John J. Mulherin, certify that:

     1. I have reviewed this annual report on Form 10-K of The Ziegler Companies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 28, 2003

/s/ John J. Mulherin
-----------------------------------
Chief Executive Officer

<Page S-2>

     I, Gary P. Engle, certify that:

     1. I have reviewed this annual report on Form 10-K of The Ziegler Companies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 28, 2003

/s/ Gary P. Engle
----------------------------------
Chief Financial Officer

<Page S-3>

                          THE ZIEGLER COMPANIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 2002

Exhibit                                                                   Incorporated by                   Filed
No.                            Description                                   Reference                    Herewith
---                            -----------                                   ---------                    --------
3.1            Articles of Incorporation of the Company    Previously filed as Exhibit C to the
                                                           Company's Proxy Statement dated March 8,
                                                           1993.

3.2            By-Laws of the Company                                                                         X

4.1            Indentures and Guaranty Agreement           Incorporated herein by reference under
                                                           Exhibit 10 below.

10             Material Contracts

10.1*<F12>     1993 Employees' Stock Incentive Plan        Incorporated by reference from the March 8,
                                                           1993 Proxy Statement.

10.2*<F12>     1998 Stock Incentive Plan (restated to      Previously filed as Exhibit 10.1 to the Form
               reflect amendments through April 23,        10-Q for the quarterly period ended June 30,
               2002)                                       2002.

10.3*<F12>     John Mulherin Employment Agreement and      Previously filed as Exhibit 10.4 to the  Form
               Offer Letter                                10-K for year ended December 31, 2000.

10.4*<F12>     Gary Engle Employment Agreement             Previously filed as Exhibit 10.5 to the Form
                                                           10-K for year ended December 31, 2000.

10.5           Letter Agreement with M&I Marshall &        Previously filed as Exhibit 10.6 to the  Form
               Ilsley Bank dated September 14, 1999 with   10-K for year ended December 31, 2000.
               Promissory Note

10.6           Promissory Note with M&I Marshall &         Previously filed as Exhibit 10.1 to the  Form
               Ilsley Bank dated April 30, 2002            10-Q for the quarterly period ended March 31,
                                                           2002.

10.7*<F12>     John J. Mulherin Promissory Note, dated     Previously filed as Exhibit 10.7 to Amendment
               December 29, 2000                           No. 1 to Form 10-K for year ended December
                                                           31, 2000.

10.8*<F12>     Form of John J. Mulherin Promissory Note,   Previously filed as Exhibit 10.8 to Amendment
               dated April 15, 2001                        No. 1 to Form 10-K for year ended December
                                                           31, 2000.

10.9*<F12>     2001 Outside Director Stock Option          Previously filed as Exhibit 10.9 to Form 10-K
               Agreement                                   for year ended December 31, 2001.

10.10*<F12>    Deferred Benefit Agreement between The                                                         X
               Ziegler Companies, Inc. and John J.
               Mulherin

10.11*<F12>    John C. Todd Employment Agreement                                                              X

10.12*<F12>    Form of Restricted Stock Agreement                                                             X

10.13*<F12>    Form of Nonqualified Stock Option                                                              X
               Agreement

10.14*<F12>    Nonstatutory Stock Option Agreement         Previously filed as Exhibit 99.6 to the
               between the Company and Robert J.           Company's Registration Statement on Form S-8
               Tuszynski dated as of the 9th day of        filed on March 29, 2000.
               January, 1997

<Page E-1>

10.15*<F12>    Form of directors deferred compensation     Previously filed as Exhibit 99.7 to the
               agreement                                   Company's Registration Statement on Form S-8
                                                           filed on March 29, 2000.

10.16*<F12>    Performance Vesting Incentive Stock                                                            X
               Option Agreement between the Company and
               John J. Mulherin dated August 17, 2000

10.17*<F12>    Stock Award between the Company and John                                                       X
               J. Mulherin made as of August 17, 2000

10.18*<F12>    Performance Stock Award Agreement between                                                      X
               the Company and John J. Mulherin dated as
               of August 17, 2000

10.19*<F12>    David Stoeffel Employment Agreement                                                            X

10.20*<F12>    Form of The Ziegler Companies, Inc.                                                            X
               Mandatory Deferred Bonus Plan

10.21*<F12>    Form of The Ziegler Companies, Inc.                                                            X
               Voluntary Deferral Bonus Plan

11.1           Statement Re Computation of Per Share       Incorporated from 2002 Annual Report to
               Earnings                                    Shareholders, filed as Exhibit 13.1.

13.1           2002 Annual Report to Shareholders                                                             X

21.1           List of Subsidiaries of the Company                                                            X

23.1           Consent of KPMG LLP--Independent Auditors                                                      X

23.2           Notice Regarding Consent of Arthur                                                             X
               Andersen LLP--Independent Public
               Accountants

99.1           Chief Executive Officer's certification                                                        X
               pursuant to 18 U.S.C. section 1350, as
               adopted pursuant to section 906 of the
               Sarbanes-Oxley Act of 2002

99.2           Chief Financial Officer's certification                                                        X
               pursuant to 18 U.S.C. section 1350, as
               adopted pursuant to section 906 of the
               Sarbanes-Oxley Act of 2002

*<F12>  Indicates compensatory plan or arrangement.

<Page E-2>