Form 10-Q
period 2003-03-31
ZIEGLER COMPANIES INC
filed 2003-05-15
CIK 109312

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  (   )     No  ( X )

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at April 30, 2003 was 2,175,088 shares.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                     March 31,   December 31,
                                                       2003          2002
(In thousands except per share amounts)
ASSETS
  Cash and cash equivalents                          $ 12,646      $ 10,448
  Securities owned                                     38,165        53,888
  Receivables                                           3,436         4,171
  Notes receivable                                     29,288        24,842
  Other investments                                    30,728        31,882
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $13,807 and $13,490, respectively                   5,462         5,377
  Goodwill and other intangible assets                  2,565         2,565
  Other assets                                          4,585         4,626

    Total assets                                     $126,875      $137,799

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  7,844      $  4,682
  Securities sold under agreements to repurchase       20,622        21,268
  Payable to broker-dealers                            20,729        27,686
  Accrued compensation                                  3,101        11,065
  Long-term debt                                       17,014        16,115
  Other liabilities and deferred items                  8,259         9,454

    Total liabilities                                  77,569        90,270

Minority interest                                       9,507         7,487

Commitments

Stockholders' equity:
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,222         6,222
  Retained earnings                                    51,761        51,793
  Treasury stock, at cost, 1,371,
    and 1,352 shares, respectively                    (21,563)      (21,286)
  Unearned compensation                                  (165)         (231)

    Total stockholders' equity                         39,799        40,042

    Total liabilities and stockholders' equity       $126,875      $137,799


         See accompanying notes to consolidated financial statements.


                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                   March 31,      March 31,
                                                     2003           2002
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 6,982       $ 4,811
  Investment management and advisory fees             2,731         2,539
  Commissions                                         2,699         2,960
  Interest and dividends                              1,934         1,595
  Other income                                        1,087           905

    Total revenues                                   15,433        12,810

Expenses:
  Employee compensation and benefits                  8,773         7,739
  Communications and data processing                  1,442         1,541
  Occupancy                                           1,061           947
  Promotional                                         1,039           758
  Brokerage commissions and clearing                    613           866
  Professional and regulatory                           468           548
  Investment manager and other                          380           196
  Interest                                              379           377
  Other expenses                                        453           385

    Total expenses                                   14,608        13,357

Income (loss) from operations before income
  taxes and minority interest                           825          (547)

Minority interest in net (income) loss of
  subsidiaries                                         (531)          243

Income (loss) from operations before income taxes       294          (304)

Provision for (benefit from) income taxes                42          (215)

Net income (loss)                                   $   252       $   (89)


Per share data:
  Basic and diluted earnings (loss) per share       $  0.12       $ (0.04)


          See accompanying notes to consolidated financial statements.


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Three Months Ended
                                                     March 31,     March 31,
                                                       2003          2002
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   252       $   (89)
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                      367           576
      Compensation expense paid in common stock           66             9
      Minority interest in net income (loss)
        of subsidiaries                                  531          (243)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Securities owned                            15,723        70,795
          Receivables                                    735           107
          Other assets                                    41          (547)
        Increase (decrease) in:
          Payable to broker-dealers                   (6,957)      (71,041)
          Accrued compensation                        (7,964)       (6,815)
          Other liabilities and deferred items        (1,195)          500

    Net cash provided by (used in) operating
      activities                                       1,599        (6,748)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                                      9             -
    Payments received on notes receivable                 72         2,345
    Sales/paydowns on other investments                1,154         6,084
  Payments for:
    Issuance of notes receivable                      (4,518)       (1,190)
    Capital expenditures                                (461)         (227)
    Purchase of other investments                          -          (500)

    Net cash (used in) provided by investing
      activities                                      (3,744)        6,512


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                   For the Three Months Ended
                                                     March 31,    March 31,
                                                       2003         2002
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $12,500       $ 8,334
    Issuance of long-term debt                         1,000         1,100
    Minority interest capital contributions            2,551           627
  Payments for:
    Principal payments of short-term notes
      payable                                         (9,338)       (6,833)
    Securities sold under agreements to
      repurchase                                        (646)       (5,978)
    Principal payments of long-term debt                (101)       (1,700)
    Purchase of treasury stock                          (277)          (87)
    Cash dividends paid                                 (284)         (312)

    Net cash provided by (used in) financing
      activities                                       5,405        (4,849)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     2,198        (5,085)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      10,448        14,688

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $12,646       $ 9,603


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the quarter                 $   581       $   429
    Income taxes paid (refunded) during
      the quarter                                    $    39       $   (79)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Granting of restricted stock from
      treasury stock                                 $     -       $   412


           See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                              March 31, 2003



Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Because certain disclosures have been condensed or omitted from these consolidated financial statements, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2002 annual report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company (BCZ), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. BCZ attempts to obtain commitments to sell the securities to customers. BCZ had commitments outstanding to purchase debt securities of $5,020 at March 31, 2003.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially owned subsidiary of the Company, makes commitments to originate SBA loans. At March 31, 2003, Ziegler Healthcare Fund I, LP had no outstanding commitments.

     In the normal course of business, the Company is the subject of customer complaints and is named as a defendant in various legal actions arising from the securities and other businesses. The Company has established reserves for potential losses that may result from these customer complaints and legal actions. Although the outcome of litigation is always uncertain, especially in the early stages of a complaint or legal action, based on its understanding of the facts and the advice of legal counsel, management believes that resolution of these actions will not result in a material adverse effect on the financial condition or results of operations of the Company. However, if during any period any adverse complaint or legal action should become probable or be resolved, the results of operations could be materially affected.

Note C -- Net Capital Requirements

     As the Company's registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. BCZ has elected to use the alternative method permitted by the Rule, which requires that BCZ maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances arising from customer transactions, as defined by the Rule. At March 31, 2003, BCZ had net capital of approximately $8,956 which was approximately $8,706 in excess of its required minimum capital. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent.



Note D -- Securities Owned and Other Investments

     Securities owned consisted of the following::

                                                   March 31,    December 31,
                                                     2003           2002
     Municipal bonds                                $33,863       $49,643
     Preferred stock                                  3,259         1,770
     Institutional bonds                                362         1,708
     Other securities                                   681           767

                                                    $38,165       $53,888

     Municipal bonds consist primarily of revenue bonds issued by state and local governmental authorities generally related to healthcare or long-term care facilities. Institutional bonds consist primarily of bonds issued by churches and independent schools. The reduction in municipal bonds from December 31, 2002, to March 31, 2003, is due to the remarketing of variable rate demand notes and the sale of bonds to retail investors.


    Other investments consisted of the following:

                                                   March 31,    December 31,
                                                     2003           2002
    Collateralized mortgage obligations ("CMOs")    $20,728       $21,382
    EnvestNet common stock                            9,500         9,500
    Other                                               500         1,000

                                                    $30,728       $31,882

Note E -- Payable to Broker-Dealers

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with these clearing brokers results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions, offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the primary clearing broker was $20,729 at March 31, 2003 and relates primarily to the financing of inventory and is collateralized by securities held in BCZ's inventory with a market value of approximately $37,491 at March 31, 2003.

Note F - Short-term Bank Borrowing

    The Company has a line of credit of $20 million in place to obtain short-term funds. The line of credit is used primarily for underwriting activity and the funding of Federal Housing Administration loan originations, both on a short-term basis. The Company had no amounts outstanding at March 31, 2003.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.




Note H -- Earnings (Loss) per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income for the following periods ended March 31 (shares in thousands):

                                                  For the Three Months Ended
                                                     March 31     March 31,
                                                       2003         2002

     Net income (loss)                                $ 252        $ (89)

     Basic
     Weighted average shares outstanding              2,152        2,391

     Basic income (loss) per share                    $0.12        $(.04)

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,152        2,391
     Effect of dilutive securities:
       Restricted stock                                   7            -

     Weighted average shares outstanding-
       Diluted                                        2,159        2,391

     Diluted income (loss) per share                  $0.12        $(.04)


Note I - Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and earnings per share, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation related to stock options, is presented below. The Black-Scholes option pricing model was used in all calculations.

                                                  For the Three Months Ended
                                                     March 31     March 31,
                                                       2003         2002
     Net income (loss), as reported                   $ 252        $  (89)
     Deduct:  Total employee compensation
       expense determined under the fair value
       based method for stock options,
       net of related tax effects                        21            22

     Pro forma net income (loss)                      $ 231        $ (111)

     Earnings (loss) per share:
       Basic - as reported                            $0.12        $(0.04)
       Basic - pro forma                              $0.11        $(0.05)

       Diluted - as reported                          $0.12        $(0.04)
       Diluted - pro forma                            $0.11        $(0.05)



Note J -- Operating Segments

     The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and expenses of the operating units in each operating segment as well as an allocation of indirect administrative and operating costs.

     The Capital Markets segment consists of the Company's fixed income and preferred stock institutional sales and trading, risk management and financial advisory, and institutional and public finance services. Sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through retail distribution channels and in the Capital Markets segment when sold through institutional distribution channels.

     The Investment Services segment sells a wide range of financial products through its retail branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds, annuities, insurance products, and performance reporting and related administrative services. The Investment Services segment also provides investment advisory services to Company-sponsored mutual funds (the North Track Funds) and asset management services for institutional and individual clients.

     The Corporate segment is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses. Corporate segment investment activities include the other investments described in Note D, the activities and share of income related to Ziegler Healthcare Fund I, LP ("ZHF"), an 11% owned Small Business Investment Company ("SBIC"), the operating results for Ziegler Healthcare Capital, LLC ("ZHC"), the Company's wholly owned management company of the SBIC, and the Company's proportionate share of an investment in Ziegler Equity Funding I, LLC ("ZEF"), a 67% owned private equity fund. ZEF is also 33% owned by qualified officers and employees of the Company. The effect on net income before taxes and after the adjustment for minority interests is reflected below.

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

     Operating segment financial information is as follows:

                                             Three Months Ended March 31,
                                                 2003            2002
     Revenues:
       Capital Markets                         $ 5,464         $ 3,998
       Investment Services                       7,774           7,142
       Corporate                                 2,195           1,670

         Total                                 $15,433         $12,810

     Net Income (Loss) from Operations
      Before Income Taxes:
       Capital Markets                         $   108         $  (708)
       Investment Services                        (707)           (223)
       Corporate                                   893             627

         Total                                 $   294         $  (304)



     The Company's revenues and net income before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note K -- New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation No. 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, Interpretation No. 34, "Disclosure of Indirect Guarantees of Others," has been rescinded, though the guidance contained therein has been carried forward into Interpretation No. 45 without modification. The initial recognition and initial measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and establishes new standards regarding the consolidation of a variable interest entity when the controlling enterprise does not hold a majority voting interest in the entity. Interpretation No. 46 applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating the effect of Interpretation No. 46 on its consolidated financial statements. The Company does not expect that Interpretation No. 46 will have a material effect on the consolidated financial statements.

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

     The Capital Markets segment underwrites fixed income securities primarily for senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include risk management and financial advisory services, merger and acquisition services, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with the Company's investment banking services. Capital Markets activities are conducted primarily through B. C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services segment consists of two operating units: Asset Management and Wealth Management. Asset Management provides investment advisory services to Company-sponsored mutual funds and private accounts of institutional and individual clients. Wealth Management offers a wide range of financial products and financial planning services to retail clients through its broker distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Capital Markets segment. Allocated sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

     The Corporate segment consists primarily of the investment and debt management activities of the Parent and BCZ's unallocated corporate administrative activities. Certain corporate administrative expenses are allocated to the Capital Markets and the Investment Services segments using methodologies which consider the size of the operation, the extent of administrative services provided, the number of personnel, and other relevant factors. Corporate segment investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHP and ZHC. The Company also owns 67% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. The Corporate segment includes the Company's share of the operations of ZEF. ZEF is also 33% owned by qualified officers and employees of the Company. Each of these companies is consolidated into the Company's financial statements.

     The general level of interest rates, the prospects for economic recovery and economic growth, valuations in the equity markets and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. In 2002, investment banking activity in the form of bond underwriting and sales by the Capital Markets segment was at its highest level of the past three years as the result of favorable interest rates. The reductions in prevailing interest rates, the growing need for senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to the increased bond underwriting volumes in 2002 over previous years. Historically, the Company experiences uneven bond underwriting activity during the year. In general, the Company's underwriting activity is slower during the early months of the year and higher levels of activity are experienced in later months as issuers attempt to finalize project financing activity before the end of the calendar year. The Company experienced fewer underwriting transactions in the first quarter of 2003 compared to the first quarter of 2002. However, one large transaction was completed in 2003 that caused bond issuance volume to exceed the 2002 first quarter totals. A "pipeline" of bond underwriting projects continues into 2003 as the Company attempts to identify potential new bond issues to underwrite. Those issuers that have chosen to refinance outstanding bond issues have generally completed those refinancings and future bond issues will more likely be for the new construction or expansion of existing facilities. Market conditions continue to appear favorable for the issuance of bonds as those projects are identified.

     The Investment Services segment continued to be affected by the low market valuations and the hesitancy of retail investors to enter into transactions for financial products other than bonds. The generally low valuations in the equity markets continued to create a significant demand for the Company's underwritten bonds from retail investors. However, the sale of other investment products, such as mutual funds and equity securities, continued to be below a level desired by the Company. Uncertainties in the economy and the global political environment have all served to diminish retail clients' overall investment activity.

       The Asset Management business suffered from the continued low valuations in the equity markets. Fees for this business unit are earned based upon the value of assets under management. As the market value of the assets under management declines, fees also decline. The Company continued to have moderate success in marketing its mutual funds and its separate account asset management business, but has only been able to offset the reductions in assets due to market value decreases and asset outflows. The Company has approximately $2 billion of assets under management at March 31, 2003.

     The Corporate segment (whose operations include 100% of the revenues and expenses of the partially-owned, but consolidated, entities) had interest revenues increase as the SBIC increased its portfolio of loans. The SBIC has made solid progress in identifying SBA-qualified borrowers during the course of its first full year of operations in 2002 and expects to continue that progress in 2003 in the current economic environment. After significant declines in the balance of CMO investments during 2002 due to principal paydowns, the pace of those declines slowed in the first quarter of 2003. The favorable spread between interest earned and the currently low cost of borrowing contributes favorably to the Company's profitability, although at a lower level than in 2002. However, this source of income could decrease if the rate of paydowns increases or short-term interest rates rise.

     The Company has an investment in common stock and a note receivable from The EnvestNet Group, Inc. ("EnvestNet") resulting from the sale of the Company's former subsidiary, PMC International, Inc. ("PMC"), in 2001. EnvestNet is a closely held mid to late stage development company. It is engaged in the business of providing managed account and performance reporting services. The common stock held by the Company is currently valued at $9,500 in the consolidated financial statements. The note receivable is for $3,000 and is due over two years. Payment of $1,000 is due August 31, 2003, and payment of $2,000 is due August 31, 2004. Interest is paid monthly.
EnvestNet raised additional capital at the beginning of 2003, and the Company considered the price at which EnvestNet raised its additional capital in valuing the Company's common stock investment in EnvestNet. This additional capital was raised by EnvestNet through the sale of preferred stock in a private placement, at a price that was above the value recorded on the Company's consolidated statement of financial position for its investment in EnvestNet common stock. The note receivable is recorded at its face value and EnvestNet is current on all interest payments.

     EnvestNet has also had difficulty in the current economic environment.
It relies on assets under advisement to generate sufficient revenues to support operations. To date, these revenues have not been sufficient to support operations. EnvestNet expends risk capital from investors, in addition to revenues from its regular business operations, to meet its operating expenses. EnvestNet projections for profitability have been delayed due to the prevailing economic circumstances and the competitive environment in which it operates. The Company currently has a deferred gain from the sale of PMC included on its consolidated statement of financial position of $4,996. The value of both the common stock and the note as well as the recognition of the deferred gain are subject to various risks including, but not limited to the cash requirements of EnvestNet's operations, competition in its marketplace, equity market valuations, employee recruitment and retention, and other factors. Given the level of risks, it is possible that changes in the value of the common stock and the note receivable may occur in the future and the deferred gain may have to be adjusted downward or, if significant, the recording of a loss may be required.

                 Results of Operations - Three months ended
                 March 31, 2003 Compared to March 31, 2002
                           (Dollars in thousands)

     The overall trends and conditions of the financial markets, specifically, the fixed income markets and the senior living and healthcare markets, have a significant effect on the consolidated financial position and results of operations of the Company. Results of any year or quarter should not be considered representative of future results. While the Company has attempted to establish a cost structure that is appropriate for anticipated future business activity, certain fixed operating costs cannot be reduced quickly should business activity decline or remain at lower levels for an extended period. The Company continuously reviews its business structure and attempts to make adjustments accordingly.

Financial Overview
     In the first quarter of 2003 the Company's revenues increased to $15,433 from $12,810, primarily due to increased investment banking volume from the Capital Markets segment. The Investment Services and Corporate segments also had increased revenues. Investment Services increases came primarily from increased volumes in the Wealth Management business which was in part due to an increase in investment consultants. Corporate revenues increased as the result of the increase in revenues of the partially owned entities, despite a reduction in interest income from CMO investments. The expenses of the Company also increased but to a lesser extent than revenues.

Segment Results
     The following table summarizes the changes in revenues and income (loss) from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially owned entities are included in the Corporate segment.

                                                                    Increase/
For the three months ended March 31,              2003      2002   (Decrease)
     Revenues
       Capital Markets                          $ 5,464   $ 3,998   $ 1,466

       Investment Services
         Asset Management                         2,234     2,219        15
         Wealth Management                        5,540     4,923       617

           Total                                  7,774     7,142       632

       Corporate                                  2,195     1,670       525

                                                $15,433   $12,810   $ 2,623

     Net Income (Loss) from Operations
      Before Taxes
       Capital Markets                          $   108   $  (708)  $   816

       Investment Services
         Asset Management                          (116)       93      (209)
         Wealth Management                         (591)     (316)     (275)

           Total                                   (707)     (223)     (484)

       Corporate                                    893       627       266

                                                $   294   $  (304)  $   598

     All references to 2003 and 2002 in the information below refer to the three months ended in both years unless otherwise indicated.

Capital Markets Segment
     Capital Markets total revenues increased $1,466 from $3,998 in 2002 to $5,464 in 2003, an increase of 37%. Although there were fewer total underwriting transactions in 2003 compared to 2002, Capital Markets underwrote a larger dollar volume of bonds. In particular, a single underwriting transaction for the issuance of $183 million of municipal bonds was the primary reason for a $1,366 increase in underwriting revenues in 2003. A total of six senior, sole-managed, and co-managed municipal underwriting transactions representing $386 million in bonds issued were completed in 2003 compared to nine transactions representing $246 million in 2002. A total of four church and school underwriting transactions representing $21 million were completed in 2003, compared to five transaction representing $29 million in 2002. Trading profits also increased in 2003 as the result of the favorable market for bonds.

      Capital Markets expenses increased $650 from $4,706 in 2002 to $5,356 in 2003. The increase in expenses is primarily attributable to increases in employee compensation and benefits and allocated administrative support expenses. Employee compensation and benefits increases are primarily related to increased commissions on higher trading volumes and annual salary increases. Allocated administrative support expenses increased $334 in 2003. A $341 rebate from a vendor in 2002 reduced the allocated administrative support expenses in that year. Total expenses for allocated administrative support were $1,225 in 2003 compared to $891 in 2002. The resulting net income from operations before taxes for Capital Markets in 2003 was $108 compared to a net loss from operations before taxes of $708 in 2002.

Investment Services Segment
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are impacted by the securities markets. Revenues and net losses were $7,774 and $707, respectively, in 2003 compared to $7,142 and $223, respectively, in 2002.

Asset Management-
     Total revenues were $2,234 in 2003 compared to $2,219 in 2002, an increase of $15. Total assets under management averaged approximately
$2 billion during both periods. Increases in assets under management due to the acquisition of the Heartland Wisconsin Tax-Exempt Fund during 2002 were offset by overall decreases in the market value of assets under management and the net redemption of mutual fund assets. Although the North Track Funds had net sales in 2002 of $9,474, a substantial amount of those net sales were in the first quarter of 2002 totaling $28,664. During the balance of 2002, the North Track Funds had net redemptions of $19,190. Net redemptions of $2,027 occurred in the North Track Funds in the first quarter of 2003.

     Asset Management expenses increased $224 to $2,350 in 2003 compared to $2,126 in 2002. The increase reflects a general increase in all categories of expense. These increases are related to increased employee compensation and benefits, the interest expense on the debt incurred to facilitate the acquisition of the Heartland Wisconsin Tax-Exempt Fund, and increased promotional expenses. Allocated administrative support expenses increased $28 from $375 in 2002 to $403 in 2003. Asset Management had a net loss from operations before taxes of $116 in 2003 compared to net income from operations before taxes of $93 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $5,540 in 2003 compared to $4,923 in 2002, an increase of $617. The increased revenues are due to increases in trading profits and fees from investment management and advisory services offset by a reduction in commission income. In the current economy and as a result of lower quantities of underwritten bonds for retail investors than were desired, retail investors increased their purchase of secondary market bonds which increased trading profits by $502 compared to the first quarter of 2002 results. Wealth Management's investment management and advisory services revenue increased $236 as assets under advisement increased compared to the first quarter of 2002. Alternatively, commission income decreased $199 as mutual fund and equity sales declined.

     Total Wealth Management expenses were $6,131 in 2003 compared to $5,239 in 2002, an increase of $892. Employee compensation and benefits increased $381 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Investment manager fees increased $183 due to the increased investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardizes its retail offices and increased promotional expenses. Allocated administrative support expenses increased $74 from $370 in 2002 to $444 in 2003. Wealth Management had a net loss from operations before taxes of $591 in 2003 compared to $316 in 2002.

Corporate Segment
     Corporate revenues were $2,195 in 2003 compared to $1,670 in 2002.
A large component of revenues was from interest and dividends which were $1,400 in 2003 compared to $1,047 in 2002. Interest on the government agency-backed collateralized mortgage obligations ("CMOs") decreased $189 between years as the result of the declining principal balances due to principal paydowns on that investment. However, the overall increase in interest and dividends is the result of an increase of $574 in interest income from the investment of the Company in the SBIC, ZHF, due to the increase in the size of its loan portfolio. Corporate revenues also increased due to the return on a partnership investment of ZEF. Revenues of the minority interests included in total Company revenues were $1,392 in 2003 compared to $127 in 2002.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $2,842 in 2003 compared to $2,921 in 2002. Costs allocated to the other segments totaled $2,072 in 2003 compared to $1,636 in 2002. The increased allocation in 2003 is primarily due to a cost rebate of $341 received in 2002 and passed on to the other segments through the allocation and an increase in 2003 of certain corporate-wide personnel expenses added to the Corporate segment that are allocated to the other segments. The adjustment for the minority-owned share of income in 2003 was $531 compared to a reduction of the minority share of the loss of $244 in 2002. The resulting Corporate net income from operations before taxes after allocation of administrative support expenses and adjustment for minority interests was $893 in 2003 compared to $627 in 2002.

                       Liquidity and Capital Resources
                            (Dollars in thousands)

     The Company is in the business of providing financial services. Adequate capital and liquidity are essential elements of the Company's business, especially with respect to underwriting activities. The Company must maintain sufficient liquidity to operate its businesses as well as meet the regulatory requirements of its broker-dealer subsidiary, BCZ.

     A significant means of financing BCZ's operations is the financing obtained through its clearing broker. BCZ is able to finance its securities inventory through its clearing broker under customary margin arrangements using its securities owned as collateral. At March 31, 2003, BCZ had a balance due to its clearing broker of $20,729 which was collateralized by $37,491 of securities owned by BCZ and held by the clearing broker. BCZ is able to trade the securities used as collateral and settles daily with the clearing broker.

     Additionally, BCZ acts as a remarketing agent for approximately $2.5 billion of municipal variable rate demand notes ("VRDNs"), most of which BCZ previously underwrote. A total of approximately $2.46 billion can be tendered to BCZ at the option of the holder on seven days advance notice and approximately $35 million can be tendered without notice. The obligation of the municipal borrower to pay for tendered VRDNs is, in substantially all cases, supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered VRDNs. In its capacity as remarketing agent, BCZ may purchase and hold the VRDNs as part of its remarketing efforts. Amounts purchased as securities owned are generally held for less than two weeks. BCZ finances its inventory of VRDNs acquired pursuant to its remarketing activities through its clearing broker under the clearing broker's margin financing arrangements. There were $13,750 of VRDNs held as part of securities owned at March 31, 2003.

     BCZ is subject to the requirements of the Securities and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 2003 BCZ had net capital of approximately $8,956 which exceeded the minimum net capital requirements by approximately $8,706. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. In the opinion of management, the current level of BCZ's net capital is adequate for the conduct of its business activities.

     The Parent and BCZ also share a revolving loan agreement in the amount of $20,000. The loan agreement is in the form of a demand note and is due April 29, 2004. The revolving loan agreement has been renewed annually by the bank. The revolving loan agreement has restrictive covenants requiring, among other things, a specified level of net worth and a compensating balance of $330.
The Company has maintained compliance with all applicable covenants on the loan agreement. There have been no borrowings under this agreement by the Parent or BCZ in 2003.

     The Parent also finances government agency-backed CMOs using a securities sold under agreement to repurchase arrangement commonly referred to as a repurchase agreement. The CMOs act as collateral for the repurchase agreement. As collateral is paid down, the counterparty collects the payments, reduces the liability for the repurchase agreement covered by the collateral, and remits the balance to the Parent. The Parent earns the difference between the interest earned on the CMOs and the interest paid for the repurchase agreement.

     A source of cash for the Parent has been and continues to be the issuance of unrated commercial paper classified as short-term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days with the majority of notes being less than 60 days. Through March 31 2003, a total of $12,500 of notes were issued and $9,338 were repaid. The total balance of short-term notes payable outstanding was $7,844 as of March 31, 2003. The short-term notes payable are sold directly to customers and are limited by the availability of customers who wish to invest in these unrated short-term notes at the rates offered by the Company. The Company uses this facility as a source of additional liquidity and to reduce its reliance on higher interest rate borrowing alternatives.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and funds borrowed from the SBA on favorable terms. In 2001, the SBA granted ZHF leverage of up to $38.2 million. At March 31, 2003, ZHF had $23,811 of outstanding loans to small businesses and owed $15,090 on debentures due to the SBA. The loans to small businesses and the debentures to the SBA increased $3,952 and $1,000 in 2003, respectively, through March 31, 2003. The interest received on the loans is sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to approximately correspond to the repayment terms on the debentures due the SBA. At March 31, 2003, ZHF had a remaining leverage commitment from the SBA of up to $23.1 million. The Company's obligation as a subscribing investor to the partnership is limited to its commitment to the partnership of $2,800, of which $1,629 has already been funded as of March 31, 2003.

     ZEF is a partially owned private equity fund which is also included in the Consolidated Financial Statements of the Company. The Parent has a remaining commitment to ZEF totaling approximately $2.8 million at March 31, 2003, which takes into consideration loans to employees. The timing of the payment of the commitment is dependent upon the funding requirements of ZEF. Funding requirements are determined by ZEF based upon the identification of suitable investments to be made. No funding has been done to date in 2003. The funding of the remaining commitment will be offset by returns on the investments in ZEF and the scheduled reduction of loans extended to employees.

     ZFC and BCZ, as subsidiaries of the Parent, have intercompany borrowing arrangements with the Parent to obtain or provide financing on a short-term basis, subject to regulatory requirements of each of the subsidiary entities. The Parent relies on its own cash balances or obtains funds from its revolving loan agreement to fund loans to either subsidiary. The Parent lends on a subordinated basis to BCZ in the event of a need for a temporary increase in capital for its broker-dealer business, as required by regulatory rules. This form of subordinated lending has not been used in 2003 to date. ZFC, whose activities include FHA loan origination, generally finances its activities from its own resources, through intercompany borrowings with the Parent, and by arrangements with other parties involved in the FHA transaction. No loans to ZFC have been done to date in 2003.

     The Company's overall funding needs are periodically reviewed to ensure that it has adequate resources to support the anticipated future operations of its businesses. The Company's cash and cash equivalent position allows some degree of flexibility in its business activities. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations. The Company intends to investigate potential acquisition opportunities as a means of expanding its businesses. Such opportunities may require the Company to arrange for additional sources of funding or the use of the Company's common stock. There is no assurance that additional sources of funding will be available.

     The Company has also repurchased its own common stock from time-to-time. The Company repurchased 19,113 shares in 2003 for a total of $277 as of March 31, 2003. The Company will evaluate the future purchase of its shares as opportunities arise, after giving consideration to cash availability, liquidity needs, and other relevant factors. In January 2003, the Company's board of directors approved the future purchase of up to 100,000 shares of Company stock in market or private transactions, under terms considered reasonable by management.

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short-term and long-term debt and lease agreements for offices and equipment. The contractual obligations of the Company are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for 2002. There have been no significant changes to the information disclosed in the Annual Report.

Critical Accounting Policies

     Accounting policies play an integral role in the preparation of the Company's Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. See Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report for 2002 for a discussion of significant accounting policies and other relevant information. Certain critical accounting policies require us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the differences could have a material impact on the Company's Consolidated Financial Statements. The critical accounting policies identified by management are (i) valuation of financial instruments, (ii) valuation of intangible assets and goodwill, and (iii) estimation of reserves for losses and contingencies. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for 2002 for discussion of these critical accounting policies.

Forward Looking Statements

     This report contains, and other disclosures that we make from time to time may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations; contain projections of our future results of operations of our financial conditions; or state other forward-looking information.

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statement. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors among others, could impact our business and financial prospects and affect our future results of operations and financial condition: the overall financial health of the securities industry, as well as the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, the ability of the Company to distribute securities it underwrites, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the volume of sales by its retail brokers, the outcome of pending litigation, and the ability to attract and retain qualified employees.



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

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of March 31, 2003, the Company managed a portfolio with an aggregate value of approximately $2 billion in the form of separately managed and mutual fund accounts. Of the total, $636 million relates to equity securities portfolios. Declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. In general, a reduction in assets will cause a reduction in revenue of approximately the same proportion. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of the Company's investment in The EnvestNet Group, Inc. ("EnvestNet") and partnership investments owned by ZEF. There is no ready market for these securities; accordingly, the Company has established procedures to periodically review these securities for proper valuation. See "Results of Operations" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

     The table below provides information about the Company's financial instruments as of March 31, 2003 that are sensitive to market risk. For securities owned and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For common stock and partnership interests, the table presents the cost and fair value of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the common stock is sold. The partnership interest is expected to provide a return of capital plus earnings in the periods specified. The table specifies the current expectation of the cash flows, but makes no assumptions or estimates as to earnings. Trading accounts are shown in the caption "Securities Owned" and non-trading accounts are shown in all other captions.

Trading and Non-Trading Portfolio


                                                   Expected Maturity Dates
                                       2003    2004   2005   2006   2007  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS

Securities Owned - Fixed Rate

  Municipal bond issues               $    5  $      $   -  $   -  $   -  $23,857   $23,862  $20,113
  Weighted average interest rate       5.95%                                6.15%

  Preferred Stock                          -      -      -      -      -    3,303     3,303    3,259
  Weighted average interest rate                                            6.26%

  Institutional bonds                      5     12     35     30      5      290       377      362
  Weighted average interest rate       5.75%  4.00%  4.50%  4.96%  5.00%    6.78%

  Other                                    -      -      -      -      5      675       680      681
  Weighted average interest rate                                   5.63%

Securities Owned - Variable Rate
  Municipal Variable rate demand notes     -      -      -      -      -   13,750    13,750   13,750
  Weighted average interest rate                                            1.15%

Notes receivable
  SBA Qualified Borrowers(1)             824  1,209  5,916  4,173  7,130    4,559    23,811   23,811
  Weighted average interest rate      13.13% 13.16% 13.12% 13.32% 13.43%   13.93%

  Other                                3,547    393    428    389    219      501     5,477    5,477
  Weighted average interest rate       8.43%  8.18%  4.35%  4.56%  4.74%    5.15%

Other Investments - CMOs(2)                -      -      -      -      -   20,728    20,728   20,728
  Weighted average interest rate                                            7.87%

Other investments - Common Stock           -      -      -      -      -    9,500     9,500    9,500

Other investments - Partnership
  Interest                               500      -      -      -      -        -       500      500

LIABILITIES

Short-Term Notes Payable(3)            7,844      -      -      -      -        -     7,844    7,844
  Weighted average interest rate       2.43%

Securities Sold Under Agreements to
Repurchase(3)                         20,622      -      -      -      -        -    20,622   20,622
  Weighted average interest rate       1.51%

Long-Term Debt
  SBA Debentures(4)                        -      -      -      -      -   15,090    15,090   15,090
  Weighted average interest rate                                            6.16%

  Bank Term Loan                         304    405    405    405    405        -     1,924    1,924
  Weighted average interest rate       5.59%  5.59%  5.59%  4.80%  4.80%


(1)  These balances are notes receivable of ZHF, the partially owned entity.
(2)  Assumes no prepayment.  When prepayments occur, the corresponding debt used to finance these investments will decrease by a similar amount.
(3)  The information includes actual interest rates at March 31, 2003.  These securities are likely to be renewed with the lenders when due.  The future interest rates cannot be predicted.
(4)  These balances are related to ZHF, the partially owned entity.


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

PART II.  OTHER INFORMATION

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders

     The Registrant held an annual meeting on Tuesday, April 22, 2003 for which a proxy statement was sent to shareholders of record at the close of business on March 14, 2003. A brief description of the matters voted upon is as follows:

     1. To elect three directors for terms expiring at the 2006 Annual Meeting of Shareholders; and

     2. To transact any other business which may properly come before the meeting, or any adjournments thereof.

     A total of 1,791,244 shares were voted after adjustment for the limitation on voting rights imposed on Mr. Kellogg by Wisconsin Corporation Business Law. The following votes were cast:

     1. Election of directors: Shareholders voted to grant or withhold authority to vote for or against the nominees.

                                         Authority        Authority
         Director Name                    Granted         Withheld
         Gerald J. Gagner                1,784,444         6,800
         John J. Mulherin                1,784,444         6,800
         Belverd E. Needles, Jr.         1,784,544         6,700

         The following directors continued their unexpired terms in office:
         P. R. Kellogg, B. C. Ziegler III, and D. A. Carlson, Jr.
         In January 2003, Mr. John C. Frueh relinquished his remaining term as director, which was approximately 90 days, and was elected by the Board to fill Mr. John R. Green's remaining term as director, ending with the annual meeting in 2004.

     2.  To act on other business:
                                         Authority       Authority
                                           Grant         Withheld
                                         1,788,994          -
Item 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
              See the Exhibit Index following the Certifications, which is incorporated herein by reference.
         (b)  Reports on Form 8-K:
              On April 22, 2003, the Registrant furnished a Current
              Report on Form 8-K dated April 22, 2003, indicating the issuance of a press release announcing its preliminary financial results for the first quarter ended March 31, 2003. A copy of the press release was attached to the Current Report.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.
                                       (Registrant)



Dated:  May 15, 2003                   By /s/ John J. Mulherin
                                           John J. Mulherin
                                           President and CEO



Dated:  May 15, 2003                   By /s/ Gary P. Engle
                                           Gary P. Engle
                                           Sr. Vice President/CFO





                                 CERTIFICATIONS

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


Date:  May 15, 2003

                                   /s/ John J. Mulherin
                                   John J. Mulherin
                                   President and CEO


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.





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


Date:  May 15, 2003

                                   /s/ Gary P. Engle
                                   Gary P. Engle
                                   Sr. Vice President and CFO


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.


                         The Ziegler Companies, Inc.
                              (the "Registrant")
                        (Commission File No. 1-10854)

                                EXHIBIT INDEX
                                      to
                          FORM 10-Q QUARTERLY REPORT
                     For the quarter ended March 31, 2003

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



2

5

20

25