Form 10-Q
period 2003-06-30
ZIEGLER COMPANIES INC
filed 2003-08-14
CIK 109312

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at July 31, 2003 was 2,175,172 shares.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                     June 30,    December 31,
                                                       2003          2002
(In thousands except per share amounts)
ASSETS
  Cash and cash equivalents                          $ 21,502      $ 10,448
  Securities owned                                     11,737        53,888
  Receivables                                           4,231         4,171
  Notes receivable                                     37,261        24,842
  Other investments                                    32,865        31,882
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $14,188 and $13,490, respectively                   5,647         5,377
  Goodwill and other intangible assets                  2,565         2,565
  Other assets                                          4,878         4,626

    Total assets                                     $120,686      $137,799

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  5,704      $  4,682
  Securities sold under agreements to repurchase       20,057        21,268
  Payable to broker-dealers                             3,951        27,686
  Accrued compensation                                  4,997        11,065
  Long-term debt                                       25,062        16,115
  Other liabilities and deferred items                  9,302         9,454

    Total liabilities                                  69,073        90,270

Minority interest                                      11,491         7,487

Commitments

Stockholders' equity:
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544         3,544
  Additional paid-in capital                            6,221         6,222
  Retained earnings                                    52,043        51,793
  Treasury stock, at cost, 1,369
    and 1,352 shares, respectively                    (21,527)      (21,286)
  Unearned compensation                                  (159)         (231)

    Total stockholders' equity                         40,122        40,042

    Total liabilities and stockholders' equity       $120,686      $137,799

         See accompanying notes to consolidated financial statements.

<PAGEE>



                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                    June 30,      June 30,
                                                     2003           2002
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 8,712       $ 8,804
  Investment management and advisory fees             2,862         2,527
  Commissions                                         3,830         2,857
  Interest and dividends                              1,723         1,327
  Gain on sale of operations                              -           303
  Other income                                          403           458

    Total revenues                                   17,530        16,276

Expenses:
  Employee compensation and benefits                  9,886         9,688
  Communications and data processing                  1,451         1,575
  Occupancy                                           1,133           965
  Promotional                                         1,101         1,302
  Brokerage commissions and clearing                    723           720
  Professional and regulatory                           612           417
  Investment manager and other                          430           225
  Interest                                              407           302
  Other expenses                                        454           295

    Total expenses                                   16,197        15,489

Income from operations before income
  taxes and minority interest                         1,333           787

Minority interest in net (income) loss
  of subsidiaries                                      (502)           95

Income from operations before income taxes              831           882

Provision for income taxes                              267           288

Net income                                          $   564       $   594


Per share data:
  Basic and diluted earnings per share              $  0.26       $  0.26

          See accompanying notes to consolidated financial statements.

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Six Months Ended
                                                    June 30,      June 30,
                                                     2003           2002
(In thousands except per share amounts)
Revenues:
  Investment banking                                $15,694       $13,615
  Investment management and advisory fees             5,593         5,066
  Commissions                                         6,529         5,817
  Interest and dividends                              3,657         2,922
  Gain on sale of operations                              -           303
  Other income                                        1,490         1,363

    Total revenues                                   32,963        29,086

Expenses:
  Employee compensation and benefits                 18,659        17,427
  Communications and data processing                  2,893         3,116
  Occupancy                                           2,194         1,912
  Promotional                                         2,140         2,060
  Brokerage commissions and clearing                  1,336         1,586
  Professional and regulatory                         1,080           965
  Investment manager and other                          810           421
  Interest                                              786           679
  Other expenses                                        907           680

    Total expenses                                   30,805        28,846

Income from operations before income
  taxes and minority interest                         2,158           240

Minority interest in net (income) loss
  of subsidiaries                                    (1,033)          338

Income from operations before income taxes            1,125           578

Provision for income taxes                              309            73

Net income                                          $   816       $   505


Per share data:
  Basic and diluted earnings per share              $  0.38       $  0.22

          See accompanying notes to consolidated financial statements.

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,      June 30,
                                                       2003          2002
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   816       $   505
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      768         1,140
      Provision for losses                               100             -
      Gain on sale of equipment                           (9)            -
      Gain on sale of operations                           -          (303)
      Compensation expense paid in common stock          123           101
      Minority interest in net income (loss)
        of subsidiaries                                1,034          (338)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Securities owned                            42,151        58,326
          Receivables                                    (60)          795
          Other assets                                  (256)         (532)
        Increase (decrease) in:
          Payable to broker-dealers                  (23,735)      (53,395)
          Accrued compensation                        (6,068)       (5,545)
          Other liabilities and deferred items          (154)          253

    Net cash provided by operating activities         14,710         1,007

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                                     19             -
    Payments received on notes receivable              3,531         2,352
    Sales/paydowns on other investments                1,718        10,022
  Payments for:
    Issuance of notes receivable                     (16,050)       (3,433)
    Capital expenditures                              (1,043)         (595)
    Purchase of other investments                     (2,701)         (500)

    Net cash (used in) provided by investing
      activities                                     (14,526)        7,846


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                    For the Six Months Ended
                                                      June 30,     June 30,
                                                       2003         2002
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $22,186       $14,754
    Short-term bank borrowing                          8,200         6,500
    Issuance of long-term debt                         9,150         1,100
    Minority interest capital contributions            2,970         3,988
  Payments for:
    Principal payments of short-term notes
      payable                                        (21,164)      (13,625)
    Repayments of short-term bank borrowing           (8,200)       (6,500)
    Securities sold under agreements to
      repurchase                                      (1,211)       (9,856)
    Principal payments of long-term debt                (203)       (1,700)
    Purchase of treasury stock                          (292)       (3,535)
    Cash dividends paid                                 (566)         (627)

    Net cash provided by (used in) financing
      activities                                      10,870        (9,501)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    11,054          (648)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      10,448        14,688

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $21,502       $14,040


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                  $   799       $   682
    Income taxes paid (refunded) during
      the period                                     $    23       $   (79)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Granting of restricted stock from
      treasury stock                                 $    30       $   412


           See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                               June 30, 2003


Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially-owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Because certain disclosures have been condensed or omitted from these consolidated financial statements, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2002 annual report on Form 10-K. Operating results for the six months ended
June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with current year presentation.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company ("BCZ"), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. In order to mitigate the risk of holding recently underwritten debt securities, BCZ attempts to pre-sell the securities to customers in advance of closing on the underwriting. BCZ had commitments outstanding to purchase debt securities of $2,002 at June 30, 2003.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially-owned subsidiary of the Company, makes commitments to originate SBA loans. At June 30, 2003, Ziegler Healthcare Fund I, LP had no outstanding commitments.

     In the normal course of business, the Company is the subject of customer complaints and is named as a defendant in various legal actions arising from the securities and other businesses. The Company has established reserves for potential losses that may result from these customer complaints and legal actions. Although the outcome of litigation is always uncertain, especially in the early stages of a complaint or legal action, based on its understanding of the facts and the advice of legal counsel, management believes that resolution of these actions will not result in a material adverse effect on the consolidated financial condition or consolidated results of operations of the Company. However, if during any period any adverse complaint or legal action should become probable or be resolved, the results of operations could be materially affected.

Note C -- Net Capital Requirements

     As the Company's registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. BCZ has elected to use the alternative method permitted by the Rule, which requires that BCZ maintain minimum net capital, as defined by the Rule, equal to the greater of $250 or 2% of aggregate debit balances arising from customer transactions, as defined by the Rule. At June 30, 2003, BCZ had net capital of approximately $9,495 which was approximately $9,245 in excess of its required minimum capital. BCZ requires net capital in excess of its regulatory minimum in order to enter into most underwriting transactions. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent.

Note D -- Securities Owned and Other Investments

     Securities owned consisted of the following:

                                                    June 30,    December 31,
                                                     2003           2002

     Municipal bonds                                $ 8,338       $49,643
     Preferred stock                                  1,338         1,770
     Institutional bonds                              1,317         1,708
     Other securities                                   744           767

                                                    $11,737       $53,888

     Municipal bonds consist primarily of revenue bonds issued by state and local governmental authorities generally related to healthcare or long-term care facilities. Institutional bonds consist primarily of bonds issued by churches and independent schools. The reduction in municipal bonds from December 31, 2002, to June 30, 2003, is due to the remarketing of variable rate demand notes and the sale of bonds to retail and institutional investors.

    Other investments consisted of the following:

                                                    June 30,    December 31,
                                                      2003          2002

    Collateralized mortgage obligations ("CMOs")    $20,164       $21,382
    EnvestNet common stock                            9,500         9,500
    Other                                             3,201         1,000

                                                    $32,865       $31,882

Note E -- Payable to Broker-Dealers

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with these clearing brokers results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions, offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the primary clearing broker was $3,951 at June 30, 2003 and relates primarily to the financing of inventory and is collateralized by securities held in BCZ's inventory with a market value of approximately $11,062 at June 30, 2003. At December 31, 2002, the amount payable was $27,586 collateralized by securities with a market value of approximately $53,163.

Note F -- Short-term Bank Borrowing

    The Company has a line of credit of $20 million in place to obtain short-term funds. The line of credit is used primarily for underwriting activity and the funding of Federal Housing Administration loan originations, both on a short-term basis. The Company had no amounts outstanding at June 30, 2003 or at December 31, 2002.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.



Note H -- Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income for the following periods ended June 30 (shares in thousands):

                                                  For the Three Months Ended
                                                     June 30,     June 30,
                                                       2003         2002

     Net income                                       $ 564        $ 594

     Basic
     Weighted average shares outstanding              2,154        2,245

     Basic income per share                           $0.26        $0.26

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,154        2,245
     Effect of dilutive securities:
       Restricted stock                                   9           11

     Weighted average shares outstanding-
       Diluted                                        2,163        2,256

     Diluted income per share                         $0.26        $0.26

                                                   For the Six Months Ended
                                                     June 30,     June 30,
                                                       2003         2002

     Net income                                       $ 816        $ 505

     Basic
     Weighted average shares outstanding              2,153        2,318

     Basic income per share                           $0.38        $0.22

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,153        2,318
     Effect of dilutive securities:
       Restricted stock                                   9            9

     Weighted average shares outstanding-
       Diluted                                        2,162        2,327

     Diluted income per share                         $0.38        $0.22

Note I -- Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all stock options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The pro forma effect on net income and earnings per share, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation related to stock options, is presented below. The Black-Scholes option pricing model was used in all calculations.



                                                  For the Three Months Ended
                                                     June 30,     June 30,
                                                       2003         2002

     Net income, as reported                           $564         $594
     Deduct:  Total employee compensation
       expense determined under the fair value
       based method for stock options,
       net of related tax effects                        23           28

     Pro forma net income                              $541         $566

     Earnings per share:

       Basic and diluted - as reported                $0.26        $0.26

       Basic and diluted - pro forma                  $0.25        $0.25


                                                   For the Six Months Ended
                                                     June 30,     June 30,
                                                       2003         2002

     Net income, as reported                           $816         $505
     Deduct:  Total employee compensation
       expense determined under the fair value
       based method for stock options,
       net of related tax effects                        44           50

     Pro forma net income                              $772         $455

     Earnings per share:

       Basic and diluted - as reported                $0.38        $0.22

       Basic and diluted - pro forma                  $0.36        $0.20

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

     The Investment Services segment sells a wide range of financial products through its retail branch distribution network, including equity and fixed income securities, affiliated and non-affiliated mutual funds, annuities, insurance products, and portfolio management and related administrative services. The Investment Services segment also provides investment advisory services to the affiliated mutual funds (the North Track Funds) and asset management services for institutional and individual clients.

     The Corporate segment is principally the Company's corporate investment and borrowing activities and unallocated corporate revenues and expenses. Corporate segment investment activities include the other investments described in Note D; the activities and share of income related to Ziegler Healthcare Fund I, LP ("ZHF"), an 11% owned Small Business Investment Company ("SBIC"); the operating results for Ziegler Healthcare Capital, LLC ("ZHC"), the Company's wholly owned management company of the SBIC; and the Company's proportionate share of an investment in Ziegler Equity Funding I, LLC ("ZEF"), a 68% owned private equity fund. The remaining 32% of ZEF is owned by qualified officers and key employees of the Company. The effect on net income before taxes and after the adjustment for minority interests is reflected below.

     Since there are no comprehensive authorities for management accounting related to the allocation of administrative expenses which are equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information in other broker-dealer financial statements. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting refinements and changes in the organization and management structure. Allocations of indirect administrative and operating costs are based on methodologies which consider the size of the operation, the number of personnel, and other relevant factors.

     Operating segment financial information is as follows:

                                              For the Three Months Ended
                                               June 30,        June 30,
                                                 2003            2002
     Revenues:
       Capital Markets                         $ 6,609         $ 7,258
       Investment Services                       9,248           7,918
       Corporate                                 1,673           1,100

         Total                                 $17,530         $16,276

     Net Income (Loss) from Operations
      Before Income Taxes:
       Capital Markets                         $   724         $   993
       Investment Services                         254             (19)
       Corporate                                  (147)            (92)

         Total                                 $   831         $   882

                                              For the Six Months Ended
                                               June 30,        June 30,
                                                 2003            2002
     Revenues:
       Capital Markets                         $12,073         $11,255
       Investment Services                      17,022          15,060
       Corporate                                 3,868           2,771

         Total                                 $32,963         $29,086

     Net Income (Loss) from Operations
      Before Income Taxes:
       Capital Markets                         $   832         $   285
       Investment Services                        (453)           (243)
       Corporate                                   746             536

         Total                                 $ 1,125         $   578

     The Company's revenues and net income before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note K -- New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and establishes new standards regarding the consolidation of a variable interest entity when the controlling enterprise does not hold a majority voting interest in the entity. Interpretation No. 46 applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating the effect of Interpretation No. 46 on its consolidated financial statements. The Company does not expect that Interpretation No. 46 will have a material effect on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption will have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various EITF (Emerging Issue Task Force) consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The Company does not expect the adoption will have a material impact on the consolidated statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business and Operating Segments

     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries and partially-owned and controlled subsidiaries (collectively known as the "Company"), is engaged in financial services activities. These financial services activities are conducted through three operating segments:
Capital Markets, Investment Services and Corporate.

     The Capital Markets segment underwrites fixed income securities to finance senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include risk management and financial advisory services, merger and acquisition services, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with the Company's investment banking services. Capital Markets activities are conducted primarily through B. C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to institutions, corporations, and municipalities.

     The Investment Services segment consists of two operating units: Asset Management and Wealth Management. Asset Management provides investment advisory services to affiliated mutual funds (the North Track Funds) and private accounts of institutional and individual clients. Wealth Management offers a wide range of financial products and financial planning services to retail and institutional clients through its broker distribution network, including equity and fixed-income securities, affiliated and non-affiliated mutual funds, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Capital Markets segment. Allocated sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

     The Corporate segment consists primarily of the investment and debt management activities of the Parent and BCZ's unallocated corporate administrative activities. Certain corporate administrative expenses are allocated to the Capital Markets and the Investment Services segments using methodologies which consider the size of the operation, the number of personnel, and other relevant factors. Corporate segment investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHP and ZHC.
The Company also owns 68% of Ziegler Equity Funding I, LLC ("ZEF") a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. The Corporate segment includes the Company's share of the operations of ZEF. ZEF is also 32% owned by qualified officers and employees of the Company. Each of these companies is consolidated into the Company's financial statements.

     The general level of interest rates, the prospects for economic recovery and economic growth, valuations in the equity markets and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. In 2002, investment banking activity in the form of bond underwriting and sales by the Capital Markets segment was at its highest level in the past three years as the result of favorable interest rates. The reductions in prevailing interest rates, the growing need for senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to the increased bond underwriting volumes in 2002 over previous years.



     Historically, the Company has experienced uneven bond underwriting activity during the year. In general, the Company's underwriting activity is slower during the early months of the year and higher levels of activity are experienced in later months as issuers attempt to finalize project financing activity before the end of the calendar year.

     For the first six months of 2003, prevailing interest rates continued their long decline. The yield on the 10 year US Treasury note was 3.82% on December 31, 2002, and finished the first half of the year at 3.52%, on June 30, 2003. Despite this continued positive trend for borrowers, the Company experienced fewer underwriting transactions and lower issuance volumes in the first half of 2003 compared with the same period in 2002. This decrease in underwriting transactions is a result of the fact that issuers that are good candidates for refinancing of outstanding bond issues have generally completed those refinancings. While there has been some continued refinancing activity, future bond issuance will likely be for new construction, expansion of facilities, or a desire to "term out" short term debt at historically low rates.

     The Company continues to build on its "pipeline" of bond underwriting projects, attempting to identify potential bond issues to underwrite. Market conditions continue to appear favorable for the issuance of bonds as rates remain low and bond investors continue to show a strong appetite for fixed income securities of all types. An increase in prevailing interest rates could affect the offering pipeline. Because of the current favorable conditions, the Company experienced a strong increase in secondary bond and preferred stock trading activity in the first six months of 2003. Increased demand for fixed income securities came from both institutional and individual investors. The increase in secondary bond trading business was a direct reflection of that demand.

     The Investment Services segment continues to be affected by the relatively low equity market valuations and the uncertainty in the securities markets. These circumstances have created a significant demand from retail investors for the Company's underwritten bonds. The sale of other products, such as mutual funds and equity securities, continued to be below a level desired by the Company. The Company has experienced success in marketing and selling alternative investments in which the Company has expertise and will continue to seek out such opportunities.

       The Asset Management business has seen some recovery in market values during 2003, which has contributed to its business. Fees for this business unit are earned based upon the value of assets under management. As the market value of assets under management changes, fees change accordingly. The Company has had success in selling its North Track mutual funds with net sales of $16,227 in 2003 split approximately evenly between equity and fixed income portfolios. This positive sales trend follows 2002 during which North Track experienced net sales of $9,474, but experienced net redemptions of $18,073 in the last six months of the year. The Company has approximately $2.1 billion of assets under management at June 30, 2003.

     The Corporate segment (whose operations include 100% of the revenues and expenses of the partially-owned, but consolidated, entities) had interest revenues increase as the SBIC increased its portfolio of loans. The SBIC has made solid progress in identifying SBA-qualified borrowers during the course of its first full year of operations in 2002 and has continued that progress in 2003. After significant declines, due to principal prepayments, in the balance of collateralized mortgage obligation ("CMO") investments held by the Corporate segment during 2002, the pace of those declines slowed in 2003. The favorable spread between interest earned and the currently low cost of borrowing contributes favorably to the Company's profitability, although at a lower level than in 2002. However, this source of net interest income could decrease if the rate of principal prepayments increases or short-term interest rates rise.

     The Company has an investment in common stock and a note receivable from The EnvestNet Group, Inc. ("EnvestNet") resulting from the sale of the Company's former subsidiary, PMC International, Inc. ("PMC"), in 2001. EnvestNet is a closely held mid to late stage development company. It is engaged in the business of providing managed account and performance reporting services. The common stock held by the Company is currently valued at $9,500 in the consolidated financial statements. The note receivable from EnvestNet is for $3,000 and is due over two years. Under this note, payment of $1,000 is due August 31, 2003, and payment of $2,000 is due August 31, 2004.
Interest is paid monthly. EnvestNet raised additional capital at the beginning of 2003, and the Company considered the price at which EnvestNet raised its additional capital in valuing the Company's common stock investment in EnvestNet. This additional capital was raised by EnvestNet through the sale of preferred stock in a private placement at a conversion price that was above the value recorded on the Company's consolidated statement of financial position for its investment in EnvestNet common stock. The note receivable is recorded at its face value and EnvestNet is current on all interest payments.

     EnvestNet has had difficulty in the current economic environment. It relies on assets under advisement to generate sufficient revenues to support operations. To date, these revenues have not been sufficient to fully fund current operations. EnvestNet uses capital from investors, in addition to revenues from its regular business operations, to meet its operating expenses. EnvestNet projections for profitability have been delayed due to the prevailing economic circumstances and the competitive environment in which it operates. The Company currently has a deferred gain from the sale of PMC included on its consolidated statement of financial position of $4,996. The deferred gain will be recognized as the remaining note receivable is collected and the common stock of EnvestNet is sold, or the uncertainty of the valuation of the common stock is removed. The value of both the common stock and the note receivable as well as the recognition of the deferred gain are subject to various risks including, but not limited to, the cash requirements of EnvestNet's operations, competition in its marketplace, equity market valuations, employee recruitment and retention, and other factors. Given the level of risks, it is possible that changes in the value of the common stock and the note receivable may occur in the future and the deferred gain may have to be adjusted downward or, if significant, the recording of a loss may be required.

                 Results of Operations - Three months ended
                  June 30, 2003 Compared to June 30, 2002
             (Dollars in thousands unless specifically indicated)

     The overall trends and conditions of the financial markets, specifically, the fixed income markets and the senior living and healthcare markets, have a significant effect on the consolidated financial position and results of operations of the Company. Results of any period should not be considered representative of future results. While the Company has attempted to establish a cost structure that is appropriate for anticipated future business activity, certain fixed operating costs cannot be reduced quickly should business activity decline quickly. The Company continuously reviews its business structure and attempts to make adjustments accordingly.

Financial Overview
     In the second quarter of 2003, the Company's revenues increased to $17,530 from $16,276, primarily due to increased revenues from the Investment Services and Corporate segments. Investment Services increases came primarily from increased volumes in the Wealth Management business in part due to an increase in investment consultants since the second quarter of 2002 and an increase in the sale of alternative investments. Corporate revenues increased as the result of the increase in revenues of the partially-owned entities, despite a reduction in interest income from CMO investments. The expenses of the Company also increased.



Segment Results
     The following table summarizes the changes in revenues and income (loss) from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially-owned entities are included in the Corporate segment.

                                                                    Increase/
For the three months ended June 30,               2003      2002   (Decrease)
     Revenues
       Capital Markets                          $ 6,609   $ 7,258    $ (649)

       Investment Services
         Asset Management                         2,553     2,129       424
         Wealth Management                        6,695     5,789       906

           Total                                  9,248     7,918     1,330

       Corporate                                  1,673     1,100       573

                                                $17,530   $16,276    $1,254

     Net Income (Loss) from Operations
      Before Taxes
       Capital Markets                          $   724   $   993    $ (269)

       Investment Services
         Asset Management                           (49)      (27)      (22)
         Wealth Management                          303         8       295

           Total                                    254       (19)      273

       Corporate                                   (147)      (92)      (55)

                                                $   831   $   882    $  (51)

     All references to the years 2003 and 2002 in the information below refer to the three months ended June 30 in both years unless otherwise indicated.

Capital Markets Segment
     Capital Markets total revenues were $6,609 in 2003 compared to $7,258 in 2002, a decrease of $649. A decline in underwriting revenue, partially offset by an increase in trading profits is the primary reason for the decline in total revenues in 2003. Underwriting revenues declined $1,703 to $4,688 in 2003. A total of eight senior, sole-managed, and co-managed municipal underwriting transactions representing $243 million in bonds issued were completed in 2003 compared to thirteen transactions representing $387 million in 2002. The reduction in municipal bond underwritings is primarily due to a lower number of bond refinancings than in 2002 as many municipal issuers have completed their refinancings. A total of seven church and school underwriting transactions representing $44 million were completed in 2003, compared to seven transaction representing $41 million in 2002. The church and school market continues to experience bond refinancing transactions. Trading profits increased $886 to $1,170 in 2003 as the result of a strong trading environment for bonds.

     Capital Markets expenses were $5,885 in 2003 compared to $6,265 in 2002, a decrease of $380. Expenses other than allocated administrative support expenses did not change significantly. Allocated administrative support expenses decreased $357 from $1,212 in 2002 to $855 in 2003 due to increased activity in other segments and a related higher charge to those segments reducing the allocation to Capital Markets. The resulting net income from operations before taxes for Capital Markets in 2003 was $724 compared to $993 in 2002.

Investment Services Segment
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are affected by the securities markets. Revenues and net income were $9,248 and $254, respectively, in 2003 compared to revenues and a net loss of $7,918 and $19, respectively, in 2002.



Asset Management-
     Total revenues were $2,553 in 2003 compared to $2,129 in 2002, an increase of $424 or 20%. Total assets under management averaged approximately $2.1 billion of assets during 2003, a 5% increase over the prior year balance of $2.0 billion. Increases in assets under management due to the acquisition of the Heartland Wisconsin Tax-Exempt Fund in November 2002 were offset by overall decreases in the market value of assets under management and the net redemption of mutual fund assets during 2002 and the first quarter of 2003. However, the North Track Funds had net sales over redemptions of $18,254 in the second quarter of 2003. As a result, the increase in revenues is primarily due to a combination of increased assets due to sales as well as market value increases during the period.

     Asset Management expenses increased $446 to $2,602 in 2003 compared to $2,156 in 2002. The increase is primarily due to an increase in compensation and benefits and an increase in allocated administrative support expenses. Compensation and benefits increased $136 due to increased commission payouts on higher sales volumes, overall compensation increases, and some termination expenses offset by a reduction in recruitment fees. Allocated administrative support expenses increased $219 from $332 in 2002 to $551 in 2003. Asset Management had a net loss from operations before taxes of $49 in 2003 compared to a net loss before taxes of $27 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $6,695 in 2003 compared to $5,789 in 2002, an increase of $906. The increased revenues are primarily due to an increase in commissions and trading profits. Commissions increased $529 primarily due to the sale in the second quarter of a specialty subordinated debt product developed by the Company for an issuer. Trading profits increased as the result of the sale of secondary bond inventory at an increased profit due to an improved valuation of bonds carried in inventory, increased remarketing of bonds put back by investors, and a generally strong trading environment for bonds. Increased investment management and advisory fees related to increased assets in that business were offset by a decrease in the sale of underwritten bonds due to lower levels of underwriting activity.
A $303 gain recognized in 2002 on the sale of the insurance agency in 2001 also contributed to the change in revenues between the two quarters. The gain on the insurance agency in 2002 was related to a contingent payment which reflected the final payment on the sale.

     Total Wealth Management expenses were $6,392 in 2003 compared to $5,781 in 2002, an increase of $611. Employee compensation and benefits increased $166 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Investment manager fees increased $206 due to an increase in assets associated with the investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardizes its retail offices, increased promotional expenses and increased professional fees, primarily legal expenses. Allocated administrative support expenses decreased $36 from $330 in 2002 to $294 in 2003. Wealth Management had net income before taxes of $303 in 2003 compared to $8 in 2002.

Corporate Segment
     Corporate revenues were $1,673 in 2003 compared to $1,100 in 2002. A large component of revenues was from interest and dividends which were $1,361 in 2003 compared to $920 in 2002. Interest on the government agency-backed CMOs decreased $208 to $401 between years as the result of declining principal balances due to principal paydowns on that investment. However, the overall increase in interest and dividends is the result of an increase of $664 in interest income from the increase in the size of the loan portfolio of the SBIC, the Company's partially-owned entity. Trading profits also increased $200 as the result of a payment on an asset-backed security that had previously been written-down. Revenues of the minority interests included in total Company revenues were $934 in 2003 compared to $169 in 2002.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $3,019 in 2003 compared to $3,160 in 2002. The small decline in expenses is due to the assumption of certain direct costs by the other segments totaling $345 offset by an increase in auditing and legal expense associated with increased regulatory requirements and increased interest expense in the SBIC, the Company's partially-owned entity, as the result of increased long-term debt. Joint costs allocated to the other segments totaled $1,700 in 2003 compared to $1,874 in 2002. The change in allocations is the result of increased activity in the Corporate segment which increases related expenses associated with that activity and reduces the expenses allocated to the other segments. The adjustment for the minority-owned share of income in 2003 was $502 compared to a reduction of the minority share of the loss of $95 in 2002. The resulting Corporate net loss from operations before taxes after allocation of administrative support expenses and adjustment for minority interests was $147 in 2003 compared to a loss of $92 in 2002.

                  Results of Operations - Six months ended
                   June 30, 2003 Compared to June 30, 2002
              (Dollars in thousands unless specifically indicated)

Financial Overview
     In the first six months of 2003 the Company's revenues increased to $32,963 from $29,086, due to increased sales activity in the Wealth Management business related to the sale of bonds, particularly secondary market bonds. The Capital Markets segment increased revenues primarily as the result of increases in trading income and the Asset Management business had increased revenues due to sales and market value increases. Corporate revenues increased primarily as the result of interest income from the partially-owned entities.

Segment Results
     The following table summarizes the changes in revenues and income (loss) from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially-owned entities are included in the Corporate segment.

                                                                    Increase/
For the six months ended June 30,                2003      2002   (Decrease)
     Revenues
       Capital Markets                          $12,073   $11,255   $  818

       Investment Services
         Asset Management                         4,787     4,348      439
         Wealth Management                       12,235    10,712    1,523

           Total                                 17,022    15,060    1,962

       Corporate                                  3,868     2,771    1,097

                                                $32,963   $29,086   $3,877

     Net Income (Loss) from Operations
      Before Taxes
       Capital Markets                          $   832   $   285   $  547

       Investment Services
         Asset Management                          (165)       66     (231)
         Wealth Management                         (288)     (309)      21

           Total                                   (453)     (243)    (210)

       Corporate                                    746       536      210

                                                $ 1,125   $   578   $  547

     All references to the years 2003 and 2002 in the information below refer to the six months ended June 30 in both years unless otherwise indicated.

Capital Markets Segment
     Capital Markets total revenues were $12,073 in 2003 compared to $11,255 in 2002, an increase of $818. Although there were fewer total underwriting transactions in 2003 compared to 2002, total bond issuance volumes were similar. In particular, a single underwriting transaction for the issuance of $183 million of municipal bonds was the primary reason for the substantially similar revenues of $8,734 in 2003 compared to $9,070 in 2002 on fewer transactions. A total of 14 senior, sole-managed, and co-managed municipal underwriting transactions representing $629 million in bonds issued were completed in 2003 compared to 22 transactions representing $634 million in 2002. A total of 11 church and school underwriting transactions representing $65 million were completed in 2003, compared to 11 transactions representing $63 million in 2002. Trading profits increased $1,138 to $2,069 in 2003 as the result of a strong trading environment for bonds.

      Capital Markets expenses increased $271 from $10,970 in 2002 to $11,241 in 2003. The increase in expenses is primarily attributable to increases in employee compensation and benefits of $329 partially offset by reductions in several other categories of expense. Employee compensation and benefits increases are primarily related to increased commissions on higher trading volumes. Total expenses for allocated administrative support were $2,079 in 2003 compared to $2,102 in 2002. The resulting net income from operations before taxes for Capital Markets in 2003 was $832 compared to $285 in 2002.

Investment Services Segment
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are impacted by the securities markets. Revenues and net losses were $17,022 and $453, respectively, in 2003 compared to $15,060 and $243, respectively, in 2002.

Asset Management-
     Total revenues were $4,787 in 2003 compared to $4,348 in 2002, an increase of $439 or 10%. Asset Management earns a management fee on the assets under management. Total assets under management averaged approximately $2.1 billion of assets during 2003, an approximate 5% increase over the same period in 2002. Increases in assets under management due to the acquisition of the Heartland Wisconsin Tax-Exempt Fund in November 2002 were offset by overall decreases in the market value of assets under management and the net redemption of mutual fund assets during 2002. Although the North Track Funds had net sales over redemptions in the full year of 2002 of $9,474, during the last nine months of 2002, the North Track Funds had net redemptions of $19,190 offsetting strong sales earlier in the year. However, the North Track Funds had net sales over redemptions of $16,227 in the first six months of 2003. As a result, the increase in revenues is primarily due to a combination of increased assets due to sales as well as market increases and the related increases in management fees received by the Company.

     Asset Management expenses increased $670 to $4,952 in 2003 compared to $4,282 in 2002. The increase is primarily due to an increase in compensation and benefits, interest expense on the debt incurred to facilitate the acquisition of the Heartland Tax-Exempt Fund, expense reimbursement to the North Track Funds, and allocated administrative support expenses. Compensation and benefits increased $215 due to increased commission payouts on higher sales volumes, overall compensation increases, and some termination expenses offset by a reduction in recruitment fees. Allocated administrative support expenses increased $248 from $706 in 2002 to $954 in 2003. Asset Management had a net loss from operations before taxes of $165 in 2003 compared to net income from operations before taxes of $66 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $12,235 in 2003 compared to $10,712 in 2002, an increase of $1,523. The increased revenues are primarily due to an increase in trading profits of $1,173. The sale of secondary bond inventory at an increased profit due to an improved valuation of bonds carried in inventory, increased remarketing of bonds put back by investors and a generally strong trading environment for bonds all contributed to the increased trading profits. Investment management and advisory fees increased $426 as the result of an increase in assets associated with this business. An increase in commissions associated with the sale of a specialty subordinated debt product developed by the Company was offset by the reduction associated with the gain of $303 recognized on the sale of the insurance agency in 2001. The gain on the insurance agency recognized in 2002 was related to a contingent payment which reflected the final payment on the sale.

     Total Wealth Management expenses were $12,523 in 2003 compared to $11,021 in 2002, an increase of $1,502. Employee compensation and benefits increased $543 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Investment manager fees increased $389 due to the increased investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardizes its retail offices and increased promotional expenses. Allocated administrative support expenses increased $38 from $700 in 2002 to $738 in 2003. Wealth Management had a net loss from operations before taxes of $288 in 2003 compared to a loss before taxes of $309 in 2002.

Corporate Segment
     Corporate revenues were $3,868 in 2003 compared to $2,771 in 2002. A large component of revenues was from interest and dividends which were $2,962 in 2003 compared to $1,966 in 2002. Interest on the government agency-backed CMOs decreased $495 between years as the result of the declining principal balances due to principal paydowns on that investment. However, the overall increase in interest and dividends is the result of an increase of $1,237 in interest income from the increase in the size of the loan portfolio of the SBIC and a payment on an asset-backed security that had previously been written-down. Corporate revenues also increased due to the return on a partnership investment of ZEF. Revenues of the minority interests included in total Company revenues were $2,327 in 2003 compared to $295 in 2002.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $5,861 in 2003 compared to $6,081 in 2002. The decline in expenses is due to the assumption of certain direct costs by the other segments totaling $561 offset by an increase in auditing and legal expense associated with increased regulatory requirements and increased interest expense in the SBIC as the result of increased long-term debt. Joint costs allocated to the other segments totaled $3,771 in 2003 compared to $3,508 in 2002. The increased allocation in 2003 is primarily due to a cost rebate of $341 received in 2002 which was passed on to the other segments through the allocation. This increase was partially offset by increased activities and the related increased retention of expenses in the Corporate segment. The adjustment for the minority-owned share of income in 2003 was $1,033 compared to a reduction of the minority share of the loss of $338 in 2002. The resulting Corporate net income from operations before taxes after allocation of administrative support expenses and adjustment for minority interests was $746 in 2003 compared to $536 in 2002.

                       Liquidity and Capital Resources
                            (Dollars in thousands)

     The Company is in the business of providing financial services. Adequate capital and liquidity are essential elements of the Company's businesses, especially with respect to underwriting activities. The Company must maintain sufficient liquidity to operate its businesses as well as meet the regulatory requirements of its broker-dealer subsidiary, BCZ.

     A significant means of financing the Company's BCZ operations is the financing obtained through BCZ's clearing broker. BCZ is able to finance its securities inventory through its clearing broker under customary margin arrangements using its securities owned as collateral. At June 30, 2003, BCZ had a balance due to its clearing broker of $3,951 which was collateralized by $11,062 of securities owned by BCZ and held by the clearing broker. BCZ is able to trade the securities used as collateral and settles daily with the clearing broker.

     Additionally, BCZ acts as a remarketing agent for approximately $2.53 billion of municipal variable rate demand notes ("VRDNs"), most of which BCZ previously underwrote. A total of approximately $2.5 billion can be tendered to BCZ at the option of the holder on seven days advance notice and approximately $35 million can be tendered without notice. The obligation of the municipal borrower to pay for tendered VRDNs is supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered VRDNs. In its capacity as remarketing agent, BCZ may purchase and hold the VRDNs as part of its remarketing efforts. Amounts purchased as securities owned are generally held for less than two weeks. BCZ finances its inventory of VRDNs acquired pursuant to its remarketing activities through its clearing broker under the clearing broker's margin financing arrangements. There were no VRDNs held as part of securities owned at June 30, 2003. There were $19,800 of VRDNs held as part of securities owned at December 31, 2002.

     BCZ is subject to the requirements of the Securities and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At June 30, 2003, BCZ had net capital of approximately $9,495 which exceeded the minimum net capital requirements by approximately $9,245. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. BCZ requires net capital in excess of its regulatory minimum in order to enter into most underwriting transactions which varies with the transaction. In the opinion of management, the current level of BCZ's net capital is adequate for the conduct of its business activities.

     The Parent and BCZ also share a revolving loan agreement in the amount of $20,000. The loan agreement is in the form of a demand note due April 29, 2004. The revolving loan agreement has been renewed annually by the bank.
The revolving loan agreement has restrictive covenants requiring, among other things, a specified level of net worth and a compensating balance of $330.
The Company has maintained compliance with all applicable covenants on the loan agreement. BCZ borrowed $8,200 under this agreement in 2003, which was repaid. There have been no borrowings under this agreement by the Parent in 2003. There were no borrowings outstanding under this agreement by either the Parent or BCZ at December 31, 2002.

     The Parent also finances government agency-backed CMOs using a securities sold under agreement to repurchase arrangement commonly referred to as a repurchase agreement. The CMOs serve as collateral for the repurchase agreement. As collateral is paid down, the counterparty collects the payments, reduces the liability for the repurchase agreement covered by the collateral, and remits the balance to the Parent. The Parent earns the difference between the interest earned on the CMOs and the interest paid for the repurchase agreement.

     A source of cash for the Parent has been and continues to be the issuance of unrated commercial paper classified as short-term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days with the majority of notes being less than 60 days. Through June 30 2003, a total of $22,186 of notes were issued and $21,164 were repaid. The total balance of short-term notes payable outstanding was $5,704 as of June 30, 2003. The short-term notes payable are sold directly to customers and are limited by the availability of customers who wish to invest in these unrated short-term notes payable at the rates offered by the Company. The Company uses this facility as a source of additional liquidity and to reduce its reliance on higher interest rate borrowing alternatives.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and funds borrowed from the SBA on favorable terms. In 2001, the SBA granted ZHF leverage of up to $38.2 million. At June 30, 2003, ZHF had $32,097 of outstanding loans to small businesses and owed $23,240 on debentures due to the SBA. The loans to small businesses and the debentures to the SBA increased $15,120 and $9,150 in 2003, respectively, through June 30, 2003. During 2003 there have been $1,232 of principal payments received on the notes receivable. The interest received on the notes receivable is sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to approximately correspond to the repayment terms on the debentures due the SBA. Prepayments of notes can also be redeployed to future notes being originated. At June 30, 2003, ZHF had a remaining leverage commitment from the SBA of up to $14.95 million. The Company's obligation as a subscribing investor to the partnership is limited to its commitment to the partnership of $2,800, of which $1,903 has already been funded as of June 30, 2003.

     ZEF is a partially-owned private equity fund which is also included in the Consolidated Financial Statements of the Company. The Parent has a remaining commitment to ZEF totaling approximately $2.8 million at June 30, 2003, which takes into consideration loans to employees. All employee loan arrangements were established prior to the Sarbanes-Oxley Act. The timing of the payment of the commitment is dependent upon the funding requirements of ZEF. Funding requirements are determined by ZEF based upon the identification of suitable investments to be made. No funding has occurred to date in 2003. The funding of the remaining commitment will be offset by returns on the investments in ZEF and the scheduled reduction of loans extended to employees.

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

     The Company's overall funding needs are periodically reviewed to ensure that it has adequate resources to support the anticipated future operations of its businesses. The Company's cash and cash equivalent position allows some degree of flexibility in its business activities. In the opinion of management, the Company's capital resources and available sources of credit are adequate for present and anticipated future operations. The Company intends to investigate potential acquisition opportunities as a means of expanding its businesses. Such opportunities may require the Company to arrange for additional sources of funding or the issuance of the Company's common stock. There is no assurance that additional sources of funding will be available.

     The Company repurchases its own common stock from time-to-time. In January 2003, the Company's board of directors approved the future purchase of up to 100,000 shares of Company stock in market or private transactions, under terms considered reasonable by management. The Company repurchased 20,113 shares in 2003 under this approval for a total of $292 through June 30, 2003. Of this total, purchases in the second quarter were 1,000 shares for $15. The Company will evaluate the future purchase of its shares as opportunities arise, after giving consideration to cash availability, liquidity needs, and other relevant factors.

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short-term and long-term debt and lease agreements for offices and equipment. The contractual obligations of the Company are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for 2002. There have been no significant changes to the information disclosed in the Annual Report other than the increases in the debentures due the SBA from ZHF as described above. Substantially all increases in 2003 in the debentures are due in more than five years.

Critical Accounting Policies

     Accounting policies play an integral role in the preparation of the Company's Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. See Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report for 2002 for a discussion of significant accounting policies and other relevant information. Certain critical accounting policies require us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the differences could have a material impact on the Company's Consolidated Financial Statements. The critical accounting policies identified by management in the Company's Annual Report for 2002 are (i) valuation of financial instruments, (ii) valuation of intangible assets and goodwill, and
(iii) estimation of reserves for losses and contingencies. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for 2002 for discussion of these critical accounting policies.

Forward Looking Statements

     This report contains, and other disclosures that we make from time to time may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations; contain projections of our future results of operations or our financial condition;
or state other forward-looking information.

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statement. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors among others, could impact our business and financial prospects and affect our future results of operations and financial condition: the overall financial health of the securities industry, as well as the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, a significant increase in interest rates, the ability of the Company to distribute securities it underwrites, the turnover of inventory, the market value of mutual fund portfolios and separate account portfolios advised by the Company, the volume of sales by its retail brokers, the outcome of pending litigation, and the ability to attract and retain qualified employees.


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

     The Company's other investments include government-agency backed CMOs issued by the Government National Mortgage Association and the Federal National Mortgage Association. These investments have a fixed rate of interest and are subject to scheduled and early prepayments. The Company finances the CMOs using a repurchase agreement. The Company is exposed to the risk that the cost of financing, which is based on short-term rates adjusted monthly, would exceed the interest received on the CMOs, which is a fixed coupon extending to maturity. Management is of the opinion that the spread between the rate of interest earned and paid is sufficient to mitigate the risk of loss in net interest received versus paid. Management continuously reviews these positions for an adequate spread in interest rates.

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of June 30, 2003, the Company managed a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Of the total, $697 million relates to equity securities portfolios. Declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. In general, a reduction in assets will cause a reduction in revenue of approximately the same proportion. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

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

     The table below provides information about the Company's financial instruments as of June 30, 2003 that are sensitive to market risk. For securities owned and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For common stock and partnership interests, the table presents the cost and fair value of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the common stock is sold or dividends are paid. The partnership interest is expected to provide a return of capital plus earnings in the periods specified. Other equity interests is primarily an investment of ZHF (the
SBIC) which is currently expected to be short-term in nature and will be sold when a suitable purchaser is identified. The table specifies the current expectation of the cash flows, but makes no assumptions or estimates as to earnings. Trading accounts are shown in the caption "Securities Owned" and non-trading accounts are shown in all other captions.

Trading and Non-Trading Portfolio

                                                   Expected Maturity Dates
                                       2003    2004   2005   2006   2007  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS
Securities Owned - Fixed Rate

  Municipal bond issues               $    -  $  18  $   5  $   -  $  25  $10,456   $10,504  $ 8,338
  Weighted average interest rate              6.29%  4.00%         4.55%    5.23%

  Preferred Stock                          -      -      -      -      -    1,351     1,351    1,338
  Weighted average interest rate                                            6.56%

  Institutional bonds                      -      -     12      -      5    1,352     1,369    1,317
  Weighted average interest rate                     4.46%         4.75%    6.65%

  Other                                   30      -      -      -      -      676       706      744
  Weighted average interest rate       4.50%                                1.21%

Notes Receivable
  SBA Qualified Borrowers(1)             232  1,011  9,541  4,285  7,423    9,605    32,097   32,097
  Weighted average interest rate      12.81% 12.80% 12.79% 12.70% 12.72%   12.58%

  Other                                3,323    373    407    365    196      500     5,164    5,164
  Weighted average interest rate       8.15%  2.82%  2.60%  2.15%  1.07%    5.15%

Other Investments - CMOs(2)                -      -      -      -      -   20,164    20,164   20,164
  Weighted average interest rate                                            7.87%

Other Investments - EnvestNet
  Common Stock                             -      -      -      -      -    9,500     9,500    9,500

Other Investments - Partnership
  Interest                               500      -      -      -      -        -       500      500

Other investments - Other Equity
  Interests(3)                             -  2,700      -      -      -        1     2,701    2,701

LIABILITIES

Short-Term Notes Payable(4)            5,704      -      -      -      -        -     5,704    5,704
  Weighted average interest rate       2.26%

Securities Sold Under Agreements to
Repurchase(2 and 4)                   20,057      -      -      -      -        -    20,057   20,057
  Weighted average interest rate       1.52%

Long-Term Debt
  SBA Debentures(5)                        -      -      -      -      -   23,240    23,240   23,240
  Weighted average interest rate                                            5.81%

  Bank Term Loan                         202    405    405    405    405        -     1,822    1,822
  Weighted average interest rate       5.59%  5.59%  5.59%  4.80%  4.80%


(1)  These balances are notes receivable of ZHF, the partially-owned entity.
(2)  Assumes no prepayment.  When prepayments occur, the corresponding debt used to finance these investments will decrease by a similar amount.
(3)  This balance is primarily related to an equity investment held by ZHF, the partially-owned entity, and is based upon the current intentions of management to sell the equity interest.
(4)  The information includes actual interest rates at June 30, 2003.  The short-term repurchase agreements are likely to be renewed with the lenders when due and are, therefore, listed as maturing after 2007.  The future interest rates cannot be predicted.
(5)  This balance is a liability of ZHF, the partially-owned entity.


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




Item 4.  Controls and Procedures

Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.



PART II.  OTHER INFORMATION

Items 1 through 3.  Not applicable.

Item 4.  Results of Votes of Security Holders

         The Registrant held an annual meeting on Tuesday, April 22, 2003 for which a proxy statement was sent to shareholders of record at the close of business on March 14, 2003. For a description of the results please see the Registrant's Form 10-Q for the quarter ended March 31, 2003.

Item 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:

              See the Exhibit Index following the signature page, which is incorporated herein by reference.

         (b)  Reports on Form 8-K:

              On April 22, 2003, the Registrant furnished a Current
              Report on Form 8-K dated April 22, 2003, indicating the issuance of a press release announcing its preliminary financial results for the first quarter ended March 31, 2003. A copy of the press release was attached to the Current Report.

              On July 29, 2003, the Registrant furnished a Current
              Report on Form 8-K dated July 29, 2003, indicating the issuance of a press release announcing its preliminary financial results for the second quarter ended June 30, 2003. A copy of the press release was attached to the Current Report.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.
                                       (Registrant)



Dated:  August 14, 2003                By /s/ John J. Mulherin
                                           John J. Mulherin
                                           President and CEO



Dated:  August 14, 2003                By /s/ Gary P. Engle
                                           Gary P. Engle
                                           Sr. Vice President/CFO







                         The Ziegler Companies, Inc.
                              (the "Registrant")
                        (Commission File No. 1-10854)

                                EXHIBIT INDEX
                                      to
                          FORM 10-Q QUARTERLY REPORT
                     For the quarter ended June 30, 2003

Exhibit
Number             Description


31.1 Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



2

6

23

24

25

29