Form 10-Q
period 2003-09-30
ZIEGLER COMPANIES INC
filed 2003-11-14
CIK 109312

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  Form 10-Q


                            _______________________



           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at October 31, 2003 was 2,187,172 shares.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                   September 30,  December 31,
                                                       2003           2002
(In thousands except per share amounts)
ASSETS
  Cash and cash equivalents                          $ 27,622       $ 10,448
  Securities owned                                     15,585         53,888
  Receivables                                           3,691          4,171
  Notes receivable, net                                35,116         24,842
  Other investments                                    29,713         31,882
  Land, buildings and equipment, at cost,
    net of accumulated depreciation of
    $14,020 and $13,490, respectively                   5,777          5,377
  Goodwill and other intangible assets                  2,565          2,565
  Other assets                                          4,859          4,626

    Total assets                                     $124,928       $137,799

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term notes payable                           $  4,415       $  4,682
  Securities sold under agreements to repurchase       16,973         21,268
  Payable to broker-dealers                             7,157         27,686
  Accrued compensation                                  7,873         11,065
  Long-term debt                                       24,961         16,115
  Other liabilities and deferred items                  9,090          9,454

    Total liabilities                                  70,469         90,270

Minority interest                                      14,117          7,487

Commitments

Stockholders' equity:
  Common stock, $1 par, authorized
    7,500 shares, issued 3,544                          3,544          3,544
  Additional paid-in capital                            6,221          6,222
  Retained earnings                                    52,234         51,793
  Treasury stock, at cost, 1,369
    and 1,352 shares, respectively                    (21,525)       (21,286)
  Unearned compensation                                  (132)          (231)

    Total stockholders' equity                         40,342         40,042

    Total liabilities and stockholders' equity       $124,928       $137,799


         See accompanying notes to consolidated financial statements.


                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                     2003           2002
(In thousands except per share amounts)
Revenues:
  Investment banking                                $ 9,442       $ 9,217
  Investment management and advisory fees             3,017         2,172
  Commissions                                         4,841         3,245
  Interest and dividends                              1,742         1,181
  Gain on sale of operations                            400           600
  Other income                                          472           925

    Total revenues                                   19,914        17,340

Expenses:
  Employee compensation and benefits                 12,410        10,437
  Communications and data processing                  1,435         1,416
  Promotional                                         1,243         1,092
  Occupancy                                           1,003           979
  Brokerage commissions and clearing                    723           712
  Professional and regulatory                           463           609
  Investment manager and other                          483           177
  Interest                                              386           316
  Other expenses                                        419           342

    Total expenses                                   18,565        16,080

Income from operations before income
  taxes and minority interest                         1,349         1,260

Minority interest in net income of
  subsidiaries                                         (545)          (30)

Income from operations before income taxes              804         1,230

Provision for income taxes                              330           513

Net income                                          $   474       $   717


Per share data:
  Basic and diluted earnings per share              $  0.22       $  0.33


          See accompanying notes to consolidated financial statements.


                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                      2003           2002
(In thousands except per share amounts)
Revenues:
  Investment banking                                $25,136       $22,832
  Investment management and advisory fees             8,610         7,238
  Commissions                                        11,370         9,062
  Interest and dividends                              5,399         4,103
  Gain on sale of operations                            400           903
  Other income                                        1,962         2,288

    Total revenues                                   52,877        46,426

Expenses:
  Employee compensation and benefits                 31,069        27,864
  Communications and data processing                  4,328         4,532
  Promotional                                         3,383         3,152
  Occupancy                                           3,197         2,891
  Brokerage commissions and clearing                  2,059         2,298
  Professional and regulatory                         1,543         1,574
  Investment manager and other                        1,293           598
  Interest                                            1,172           995
  Other expenses                                      1,326         1,022

    Total expenses                                   49,370        44,926

Income from operations before income
  taxes and minority interest                         3,507         1,500

Minority interest in net (income) loss
  of subsidiaries                                    (1,578)          308

Income from operations before income taxes            1,929         1,808

Provision for income taxes                              639           586

Net income                                          $ 1,290       $ 1,222


Per share data:
  Basic and diluted earnings per share              $  0.60       $  0.54


          See accompanying notes to consolidated financial statements.


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Nine Months Ended
                                                   September 30, September 30,
                                                       2003          2002
(In thousands except per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 1,290       $ 1,222
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    1,171         1,560
      Provision for losses                               100             -
      Gain on sale of equipment                          (11)            -
      Gain on sale of operations                        (400)         (903)
      Compensation expense paid in common stock          161           170
      Minority interest in net income (loss)
        of subsidiaries                                1,578          (308)
      Changes in assets and liabilities:
        Decrease (increase) in:
          Securities owned                            38,303        80,120
          Receivables                                    480         1,111
          Other assets                                  (241)         (708)
        Increase (decrease) in:
          Payable to broker-dealers                  (20,529)      (66,213)
          Accrued compensation                        (3,192)       (3,064)
          Other liabilities and deferred items       __   36           946

    Net cash provided by operating activities         18,746        13,933

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of equipment                                     21             -
    Payments received on notes receivable              5,876         4,182
    Sales/paydowns on other investments                4,870        15,099
    Sale of operations, net                                -           303
  Payments for:
    Issuance of notes receivable                     (16,250)      (10,553)
    Capital expenditures                              (1,573)       (1,246)
    Purchase of other investments                     (2,701)         (500)

    Net cash (used in) provided by investing
      activities                                      (9,757)        7,285


                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                    For the Nine Months Ended
                                                   September 30, September 30,
                                                       2003         2002
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Issuance of short-term notes payable             $29,220       $23,175
    Short-term bank borrowing                          9,400             -
    Issuance of long-term debt                         9,150         6,440
    Minority interest capital contributions            5,052         3,614
  Payments for:
    Principal payments of short-term notes
      payable                                        (29,487)      (20,943)
    Repayments of short-term bank borrowing           (9,400)            -
    Securities sold under agreements to
      repurchase                                      (4,295)      (14,876)
    Principal payments of long-term debt                (304)       (1,700)
    Purchase of treasury stock                          (302)       (3,675)
    Cash dividends paid                                 (849)         (913)

    Net cash provided by (used in) financing
      activities                                       8,185        (8,878)

NET INCREASE IN CASH AND CASH EQUIVALENTS             17,174        12,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      10,448        14,688

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $27,622       $27,028


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid during the period                  $ 1,317       $ 1,053
    Income taxes paid (refunded) during
      the period                                     $    23       $   (80)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Granting of restricted stock from
      treasury stock                                 $    42       $   412


           See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)
                             September 30, 2003


Note A -- Basis of Presentation

     The consolidated financial statements included herein have been prepared by The Ziegler Companies, Inc. (the "Parent") and its wholly owned and partially-owned and controlled subsidiaries (collectively known as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Because certain disclosures have been condensed or omitted from these consolidated financial statements, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2002 annual report on Form 10-K. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior year amounts have been reclassified to conform with current period presentation.

Note B -- Commitments and Contingent Liabilities

     In the normal course of business, B. C. Ziegler and Company ("BCZ"), a wholly owned subsidiary of the Parent, enters into firm underwriting commitments for the purchase of debt securities. These commitments require BCZ to purchase debt securities at a specified price. In order to mitigate the risk of holding recently underwritten debt securities, BCZ attempts to pre-sell the securities to customers in advance of closing on the underwriting. BCZ had commitments outstanding to purchase debt securities of $2,189 at September 30, 2003.

     In the normal course of business, Ziegler Healthcare Fund I, LP, a partially-owned subsidiary of the Company, makes commitments to originate SBA loans. At September 30, 2003, Ziegler Healthcare Fund I, LP had outstanding commitments of $2,250.

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

Note C -- Net Capital Requirements

     As the Company's registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. BCZ has elected to use the alternative method permitted by the Rule, which requires that BCZ maintain minimum net capital, as defined by the Rule, equal to the greater of $250 or 2% of aggregate debit balances arising from customer transactions, as defined by the Rule. At September 30, 2003, BCZ had net capital of approximately $10,847 which was approximately $10,597 in excess of its required minimum capital. BCZ requires net capital in excess of its regulatory minimum in order to enter into most underwriting transactions. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent.

Note D -- Securities Owned and Other Investments

     Securities owned consisted of the following:

                                                 September 30,  December 31,
                                                     2003           2002

     Municipal bonds                                $12,211       $49,643
     Preferred stock                                  2,698         1,770
     Institutional bonds                                 56         1,708
     Other securities                                   620           767

                                                    $15,585       $53,888

     Municipal bonds consist primarily of revenue bonds issued by state and local governmental authorities generally related to healthcare or long-term care facilities. Institutional bonds consist primarily of bonds issued by churches and independent schools. The reduction in municipal bonds from December 31, 2002, to September 30, 2003, is due to the remarketing of variable rate demand notes and the sale of bonds to retail and institutional investors.

    Other investments consisted of the following:

                                                 September 30,  December 31,
                                                     2003           2002

    Collateralized mortgage obligations ("CMOs")    $17,012       $21,382
    The EnvestNet Group, Inc. common stock            9,500         9,500
    Other                                             3,201         1,000

                                                    $29,713       $31,882

The Company currently has a deferred gain from the sale in 2001 of PMC International, Inc. ("PMC") of $4,596. The deferred gain will be recognized as the remaining $2 million note is collected and the common stock of The EnvestNet Group, Inc. is sold. The amount of deferred gain associated with The EnvestNet Group, Inc. common stock is $3,797.

Note E -- Payable to Broker-Dealers

     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with these clearing brokers results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions, offset by fees earned, commissions, inventory sales and profits on securities transactions. The amount payable to the primary clearing broker was $6,794 at September 30, 2003 and relates primarily to the financing of inventory and is collateralized by securities held in BCZ's inventory with a market value of approximately $14,983 at September 30, 2003. At December 31, 2002, the amount payable was $27,586 collateralized by securities with a market value of approximately $53,163.

Note F -- Short-term Bank Borrowing

    The Company has a line of credit of $20 million in place to obtain short-term funds. The line of credit is used primarily for underwriting activity and the funding of Federal Housing Administration loan originations, both on a short-term basis. The Company had no amounts outstanding at September 30, 2003 or at December 31, 2002.

Note G -- Income Taxes

     The principal reason for the difference between the Company's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds. During the third quarter of 2003, the non-taxable interest earned was offset by nondeductible business expenses which caused the effective income tax rate to increase.



Note H -- Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income for the following periods ended September 30 (shares in thousands):

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                       2003         2002
     Net income                                       $ 474       $  717

     Basic
     Weighted average shares outstanding              2,154        2,159

     Basic income per share                           $0.22        $0.33

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,154        2,159
     Effect of dilutive securities:
       Restricted stock                                  11           15

     Weighted average shares outstanding-
       Diluted                                        2,165        2,174

     Diluted income per share                         $0.22        $0.33

                                                   For the Nine Months Ended
                                                   September 30, September 30,
                                                       2003         2002

     Net income                                      $1,290       $1,222

     Basic
     Weighted average shares outstanding              2,153        2,265

     Basic income per share                           $0.60        $0.54

     Diluted
     Weighted average shares outstanding-
       Basic                                          2,153        2,265
     Effect of dilutive securities:
       Restricted stock                                  11            9

     Weighted average shares outstanding-
       Diluted                                        2,164        2,274

     Diluted income per share                         $0.60        $0.54

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



                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                       2003         2002
     Net income, as reported                           $474         $717
     Deduct:  Total employee compensation
       expense determined under the fair value
       based method for stock options,
       net of related tax effects                        19           28

     Pro forma net income                              $455         $689

     Earnings per share:

       Basic and diluted - as reported                $0.22        $0.33

       Basic and diluted - pro forma                  $0.21        $0.32


                                                   For the Nine Months Ended
                                                  September 30, September 30,
                                                       2003         2002

     Net income, as reported                         $1,290       $1,222
     Deduct:  Total employee compensation
       expense determined under the fair value
       based method for stock options,
       net of related tax effects                        63           78

     Pro forma net income                            $1,227       $1,144

     Earnings per share:

       Basic and diluted - as reported                $0.60        $0.54

       Basic and diluted - pro forma                  $0.57        $0.50


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

     Operating segment financial information is as follows:

                                              For the Three Months Ended
                                             September 30,  September 30,
                                                 2003            2002
     Revenues:
       Capital Markets                         $ 8,055         $ 7,897
       Investment Services                       9,535           7,591
       Corporate                                 2,324           1,852

         Total                                 $19,914         $17,340

     Net Income (Loss) from Operations
      Before Income Taxes:
       Capital Markets                         $   399         $   561
       Investment Services                          42            (440)
       Corporate                                   363           1,109

         Total                                 $   804         $ 1,230

                                              For the Nine Months Ended
                                             September 30,  September 30,
                                                 2003            2002
     Revenues:
       Capital Markets                         $20,128         $19,152
       Investment Services                      26,557          22,651
       Corporate                                 6,192           4,623

         Total                                 $52,877         $46,426

     Net Income (Loss) from Operations
      Before Income Taxes:
       Capital Markets                         $ 1,231         $   846
       Investment Services                        (411)           (683)
       Corporate                                 1,109           1,645

         Total                                 $ 1,929         $ 1,808

     The Company's revenues and net income before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

Note K -- New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and establishes new standards regarding the consolidation of a variable interest entity when the controlling enterprise does not hold a majority voting interest in the entity. Interpretation No. 46 applies in the fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating the effect of Interpretation No. 46 on its consolidated financial statements. The Company does not expect that Interpretation No. 46 will have a material effect on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various EITF (Emerging Issue Task Force) consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements.

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

Business Environment

     The general level of interest rates, the prospects for economic recovery and economic growth, valuations in the equity markets and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. In 2002, investment banking activity in the form of bond underwriting and sales by the Capital Markets segment was at its highest level in the past three years as the result of favorable interest rates. The reductions in prevailing interest rates, the growing need for senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to the increased bond underwriting volumes in 2002 over previous years. These favorable interest rates have continued into 2003 with only small increases.

     Historically, the Company has experienced uneven bond underwriting activity during the year. In general, the Company's underwriting activity is slower during the early months of the year and higher levels of activity are experienced in later months as issuers attempt to finalize project financing activity before the end of the calendar year. Despite a modest increase in the prevailing interest rates in the third quarter of 2003, issuance volume of debt securities by the Company's investment banking clients increased in the third quarter to bring total issuance volume to $1.2 billion in 25 transactions for the first nine months of 2003. This compares to issuance volume of $1.0 billion in 33 transactions during the first nine months of 2002. During 2003, a high proportion of issuance volume was in variable rate bonds. Variable rate bonds are issued by issuers to take advantage of the historically low short term interest rates, but carry less profitability for the Company as underwriter. As interest rates increase, issuers may refinance variable rate bonds with long term fixed rate bonds, or seek to fix their cost of debt using interest rate derivatives.

     The Company continues to build on its "pipeline" of bond underwriting projects, attempting to identify potential bond issues to underwrite. Market conditions continue to appear favorable for the issuance of bonds as rates remain relatively low and bond investors continue to show a strong appetite for fixed income securities of all types. A significant increase in prevailing interest rates could affect the offering pipeline. Because of the current favorable conditions, the Company experienced a strong increase in secondary bond and preferred stock trading activity in the first nine months of 2003. Increased demand for fixed income securities came from both institutional and individual investors. The increase in secondary bond trading business was a direct reflection of that demand.

     The Investment Services segment is affected by the investment perceptions and demands of its customers. Increases in the sale of annuities, church and school bonds, equities, and alternative investments have occurred in 2003 as compared to 2002. The sale of mutual funds, both North Track and other funds, although behind 2002 year-to-date, increased in the third quarter of 2003 as compared to the third quarter of 2002. Total assets added to the North Track Funds followed a similar pattern with increases in the third quarter as compared to the prior six months and third quarter of 2002.

       The Asset Management business has seen some recovery in market values in its assets under management during 2003, as well as increases due to sales of North Track mutual funds and separate account asset management services. Fees for this business unit are earned based upon the value of assets under management. Although total assets under management increased approximately $240 million since the beginning of 2003, total assets under management did not change significantly in the third quarter of 2003. Total assets under management started the year at just over $1.8 billion and is at just under $2.1 billion at September 30, 2003. The increases since the beginning of the year are approximately evenly split between increases due to net sales over redemptions and market value increases. In the third quarter of 2003, market value increases were partially offset by net redemptions over sales for the quarter.

     Both the mutual funds and the separate accounts assets under management experience outflows of assets. The mutual funds will experience net redemptions as investors decide to liquidate their investments. The separate account asset management business experiences run-off as funds are withdrawn for building projects. A large proportion of the separate account asset management business is related to managing assets on a short-term basis for clients who issue bonds, the proceeds of which are initially invested and then withdrawn, as needed, to fund building projects.

     In March 2003, the National Association of Securities Dealers ("NASD") directed member firms to conduct a self-assessment of their record of delivering commission discounts to customers for certain mutual fund purchases. BCZ, as a member firm, conducted this self-assessment which involved a statistical sample of all transactions in 2001 and 2002. Based upon the statistical sample, a $40 liability reserve was established. Refunds have been made to all clients identified in the sample that were overcharged and the balance of the reserve is available for customer refunds.

     The New York Attorney General recently announced ongoing investigations of mutual funds and their managers for late trading and market timing transactions. The Securities and Exchange Commission ("SEC") has requested information about such activities, and policies pertaining to such activities, from the largest U.S. mutual fund companies. To the Company's knowledge, the Company's affiliated mutual fund family, the North Track Funds, is not among the mutual funds under investigation.

     The Corporate segment (whose operations include 100% of the revenues and expenses of the partially-owned, but consolidated, entities) had interest revenues increase as the SBIC increased its portfolio of loans. The SBIC has made progress in identifying SBA-qualified borrowers during the course of its first full year of operations in 2002 and has continued that progress in 2003. After significant declines, due to principal prepayments, in the balance of collateralized mortgage obligation ("CMO") investments held by the Corporate segment during 2002, the pace of those declines slowed in 2003. The favorable spread between interest earned and the currently low cost of borrowing contributes favorably to the Company's profitability, although at a lower level than in 2002. However, this source of net interest income could decrease if the rate of principal prepayments increases or short-term interest rates rise.

     The Company has an investment in common stock and a note receivable from The EnvestNet Group, Inc. ("EnvestNet") resulting from the sale of the Company's former subsidiary, PMC International, Inc. ("PMC"), in 2001. EnvestNet is a closely held mid to late stage development company. It is engaged in the business of providing managed account and performance reporting services. The common stock held by the Company is currently valued at $9,500 in the consolidated financial statements. The Company received payment on its note from EnvestNet in the amount of $1,000 on August 31, 2003, and has a note receivable from EnvestNet for $2,000 due August 31, 2004. The Company recognized an additional gain on the sale of PMC of $400 upon receipt of the note payment. Interest is paid monthly on the remaining note. EnvestNet raised additional capital at the beginning of 2003, and the Company considered the price at which EnvestNet raised its additional capital in valuing the Company's common stock investment in EnvestNet. This additional capital was raised by EnvestNet through the sale of preferred stock in a private placement at a conversion price that was above the value recorded on the Company's consolidated statement of financial position for its investment in EnvestNet common stock. The note receivable is recorded at its face value and EnvestNet is current on all interest payments.

     EnvestNet has had difficulty in the current economic environment. It relies on assets under advisement to generate sufficient revenues to support operations. To date, these revenues have not been sufficient to fully fund current operations. EnvestNet uses capital from investors, in addition to revenues from its regular business operations, to meet its operating expenses. EnvestNet projections for profitability have been delayed due to the prevailing economic circumstances and the competitive environment in which it operates. The Company currently has a deferred gain from the sale of PMC included on its consolidated statement of financial position of $4,596 after the recognition of the $400 gain this quarter. The deferred gain will be recognized as the remaining note receivable is collected and the common stock of EnvestNet is sold. The value of both the common stock and the note receivable are subject to various risks including, but not limited to, the cash requirements of EnvestNet's operations, competition in its marketplace, equity market valuations, employee recruitment and retention, and other factors. Given the level of risks, it is possible that changes in the value of the common stock and the note receivable may occur in the future and the deferred gain may have to be adjusted downward or, if significant, the recording of a loss may be required.



                 Results of Operations - Three months ended
              September 30, 2003 Compared to September 30, 2002
             (Dollars in thousands unless specifically indicated)

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

Financial Overview
     In the third quarter of 2003, the Company's revenues increased to $19,914 from $17,340. Capital Markets increases came primarily from commission income offset by a decline in underwriting income. Investment Services increases came primarily from increased sales activity in the Wealth Management business in part due to an increase in investment consultants since the second quarter of 2002 and an increase in the sale of alternative investments. Corporate revenues increased as the result of the increase in revenues of the partially-owned entities, despite a reduction in interest income from CMO investments.

Segment Results
     The following table summarizes the changes in revenues and income (loss) from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially-owned entities are included in the Corporate segment.

                                                                    Increase/
For the three months ended September 30,          2003      2002   (Decrease)
     Revenues
       Capital Markets                          $ 8,055   $ 7,897    $  158

       Investment Services
         Asset Management                         2,559     1,935       624
         Wealth Management                        6,976     5,656     1,320

           Total                                  9,535     7,591     1,944

       Corporate                                  2,324     1,852       472

                                                $19,914   $17,340    $2,574
     Net Income (Loss) from Operations
      Before Taxes
       Capital Markets                          $   399   $   561    $ (162)

       Investment Services
         Asset Management                           (92)     (335)      243
         Wealth Management                          134      (105)      239

           Total                                     42      (440)      482

       Corporate                                    363     1,109      (746)

                                                $   804   $ 1,230    $ (426)

     All references to the years 2003 and 2002 in the information below refer to the three months ended September 30 in both years unless otherwise indicated.

Capital Markets Segment
     Capital Markets total revenues were $8,055 in 2003 compared to $7,897 in 2002, an increase of $158. Underwriting revenues declined $212 to $6,272 in 2003. A total of eleven senior, sole-managed, and co-managed municipal underwriting transactions representing $530 million in bonds issued were completed in 2003 compared to eleven transactions representing $388 million in 2002. A total of ten church and school underwriting transactions representing $67 million were completed in 2003, compared to seven transaction representing $32 million in 2002. Of the ten church and school transactions, three transactions were tax-exempt variable rate transactions totaling $20 million. A higher proportion of variable rate bond issues, which generate less revenues, is the primary reason for the decline in underwriting revenues. Commission income increased to $896 due to the sale of a specialty subordinated debt product developed by the Company and sold by the Capital Markets Group to institutional clients. The increased commission income was also offset by a lack of FHA mortgage origination activity as compared to the third quarter of 2002. Trading profits approximated $700 in both third quarters of 2003 and 2002.

     Capital Markets expenses were $7,656 in 2003 compared to $7,336 in 2002, an increase of $320. The increase is primarily due to increased employee compensation and benefits expense of $603 due to incentive-based compensation and the higher levels of commission income and trading profits. Allocated administrative support expenses decreased $253 from $1,564 in 2002 to $1,311 in 2003 due to increased activity in other segments and a related higher charge to those segments reducing the allocation to Capital Markets. The resulting net income from operations before taxes for Capital Markets in 2003 was $399 compared to $561 in 2002.

Investment Services Segment
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are affected by the securities markets. Revenues and net income were $9,535 and $42, respectively, in 2003 compared to revenues and a net loss of $7,591 and $440, respectively, in 2002.

Asset Management-
     Total revenues were $2,559 in 2003 compared to $1,935 in 2002, an increase of $624 or 32%. Total assets under management averaged approximately $2.1 billion of assets during the third quarter of 2003, a 17% increase over the prior third quarter average balance of $1.8 billion. Assets under management increased for both mutual fund and separate account assets. These increases came from both net increases over redemptions in assets due to sales and increases in market value of the existing assets. Management fee revenues based on assets increased accordingly. Distributor commission revenue also increased due to increased mutual fund sales.

     Asset Management expenses increased $381 to $2,651 in 2003 compared to $2,270 in 2002. The increase in total expenses is due to increases in several categories of expenses. Compensation and benefits increased $101 due to the higher level of sales activity and the addition of wholesalers. Brokerage commissions paid to brokers selling North Track mutual funds increased due to higher sales volumes. Allocated administrative support expenses increased $101 from $534 in 2002 to $635 in 2003. Asset Management had a net loss from operations before taxes of $92 in 2003 compared $335 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $6,976 in 2003 compared to $5,656 in 2002, an increase of $1,320. The increased revenues are primarily due to an increase in commissions, trading profits and investment management and advisory fees. Commissions increased $464 primarily due to the sale in the third quarter of a specialty subordinated debt product developed by the Company for an issuer. Trading profits increased $223 as the result of an increased remarketing of bonds put back by investors, and a generally strong trading environment for bonds. Increased investment management and advisory fees of $504 related to increased assets in that business.

     Total Wealth Management expenses were $6,842 in 2003 compared to $5,761 in 2002, an increase of $1,081. Employee compensation and benefits increased $667 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Investment manager fees increased $305 due to an increase in assets associated with the investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardized its retail offices, increased promotional expenses and increased professional fees, primarily legal expenses. Allocated administrative support expenses increased $136 from $474 in 2002 to $610 in 2003. Wealth Management had net income before taxes of $134 in 2003 compared to a net loss before taxes of $105 in 2002.

Corporate Segment
     Corporate revenues were $2,324 in 2003 compared to $1,852 in 2002. A large component of revenues was from interest and dividends which were $1,537 in 2003 compared to $959 in 2002. Interest on the government agency-backed CMOs decreased $151 to $343 between years as the result of declining principal balances due to principal paydowns on that investment. However, the overall increase in interest and dividends is the result of an increase of $761 in interest income from the increase in the size of the loan portfolio of the SBIC, the Company's partially-owned entity. Revenues in 2003 included a gain on the sale of PMC International, Inc. ("PMC") of $400 compared to $600 in 2002. Both gains related to receipt of payments on notes receivable.
Revenues of the minority interests included in total Company revenues were $1,272 in 2003 compared to $702 in 2002.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $3,808 in 2003 compared to $3,334 in 2002. The increase in expenses is primarily due to increased compensation and benefits expense due to increases in marketing, information systems and legal staff as well as termination expenses. Joint costs allocated to the other segments totaled $2,392 in 2003 compared to $2,620 in 2002. The change in allocations was the result of increased activity in the Corporate segment which increased related expenses associated with that activity and reduced the expenses allocated to other segments. The adjustment for the minority-owned share of income in 2003 was $545 compared to $30 in 2002. The resulting Corporate net income from operations before taxes, after allocation of administrative support expenses and adjustment for minority interests was $363 in 2003 compared to $1,109 in 2002.

                  Results of Operations - Nine months ended
               September 30, 2003 Compared to September 30, 2002
              (Dollars in thousands unless specifically indicated)

Financial Overview
     In the first nine months of 2003 the Company's revenues increased to $52,877 from $46,426, due to increased sales activity in the Wealth Management business related to the sale of bonds, particularly secondary market bonds. The Capital Markets segment increased revenues primarily as the result of increases in trading income and the Asset Management business had increased revenues due to additions to assets from sales and market value increases. Corporate revenues increased primarily as the result of interest income from the partially-owned entities.



Segment Results
     The following table summarizes the changes in revenues and income (loss) from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially-owned entities are included in the Corporate segment.

                                                                   Increase/
For the nine months ended September 30,          2003      2002   (Decrease)
     Revenues
       Capital Markets                          $20,128   $19,152   $  976

       Investment Services
         Asset Management                         7,346     6,284    1,062
         Wealth Management                       19,211    16,367    2,844

           Total                                 26,557    22,651    3,906

       Corporate                                  6,192     4,623    1,569

                                                $52,877   $46,426   $6,451

     Net Income (Loss) from Operations
      Before Taxes
       Capital Markets                          $ 1,231   $   846   $  385

       Investment Services
         Asset Management                          (257)     (269)      12
         Wealth Management                         (154)     (414)     260

           Total                                   (411)     (683)     272

       Corporate                                  1,109     1,645     (536)

                                                $ 1,929   $ 1,808   $  121

     All references to the years 2003 and 2002 in the information below refer to the nine months ended September 30 in both years unless otherwise indicated.

Capital Markets Segment
     Capital Markets total revenues were $20,128 in 2003 compared to $19,152 in 2002, an increase of $976. Although there were fewer total underwriting transactions in 2003 compared to 2002, total bond issuance volume was higher in 2003. In particular, a single underwriting transaction for the issuance of $183 million of municipal bonds was completed in 2003. A total of 25 senior, sole-managed, and co-managed municipal underwriting transactions representing $1.2 billion in bonds issued were completed in 2003 compared to 33 transactions representing $1.0 billion in 2002. A total of 21 church and school underwriting transactions representing $132 million were completed in 2003, compared to 18 transactions representing $95 million in 2002. The increase is attributable in part to the Company's initiative to add tax-exempt underwriting capability for private schools. Underwriting revenues were $15,005 in 2003 compared to $15,555 in 2002. The higher bond issuance volumes and fewer transactions is due to issuers choosing to issue variable rate debt given the current interest rate environment. The underwriting of variable rate debt generates less revenue for the Company than underwriting fixed rate debt. Commission income increased $1,213 to $1,285 due to the sale of a specialty subordinated debt product developed by the Company and sold by the Capital Markets Group to institutional clients. Trading profits increased $1,127 to $2,766 in 2003 as the result of a strong trading environment for bonds. FHA mortgage origination income decreased $725 due to a lack of activity in 2003.

      Capital Markets expenses increased $591 from $18,306 in 2002 to $18,897 in 2003. The increase in expenses is primarily attributable to increases in employee compensation and benefits of $932 partially offset by reductions in several other categories of expense. Employee compensation and benefits increases are primarily related to increased incentive-based compensation and commissions paid on the higher levels of commission income and trading profits as well as recruiting and other employee costs. Total expenses for allocated administrative support were $3,390 in 2003 compared to $3,666 in 2002, a decrease of $276. The resulting net income from operations before taxes for Capital Markets in 2003 was $1,231 compared to $846 in 2002.

Investment Services Segment
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are impacted by the securities markets. Revenues and net losses were $26,557 and $411, respectively, in 2003 compared to $22,651 and $683, respectively, in 2002.

Asset Management-
     Total revenues were $7,346 in 2003 compared to $6,284 in 2002, an increase of $1,062 or 17%. Asset Management earns a management fee on the assets under management. Total assets under management averaged approximately $2.1 billion of assets during 2003, an approximate 17% increase over the average of $1.8 billion during the same period in 2002. Assets under management for both mutual fund and separate account assets increased due to net sales over redemptions and market value increases during the first nine months of 2003 thereby increasing management fee revenue on higher asset balances during the period. Net sales over redemptions of assets under management approximated $89 million and market value increases approximated $124 million during the period. Contributing to the increase in assets under management was the acquisition of the Heartland Wisconsin Tax-Exempt Fund in November 2002 which added approximately $85 million of assets.

     Asset Management expenses increased $1,050 to $7,603 in 2003 compared to $6,553 in 2002. The increase is primarily due to increases in compensation and benefits, brokerage commissions paid, interest, promotional expense, and allocated administrative support expenses. Compensation and benefits increased $317 due to increased commission payouts on higher sales volumes and overall compensation increases. Brokerage commissions paid increased $136 due to increased sales of mutual funds. The increase in interest expense is due to the debt incurred to facilitate the acquisition of the Heartland Tax-Exempt Fund. Allocated administrative support expenses increased $426 from $1,240 in 2002 to $1,666 in 2003. Asset Management had a net loss from operations before taxes of $257 in 2003 compared to a net loss from operations before taxes of $269 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $19,211 in 2003 compared to $16,367 in 2002, an increase of $2,844. The increased revenues are primarily due to an increase in commissions, trading profits and investment management and advisory fees. Commissions increased $794 primarily due to the sale of a specialty subordinated debt product sold by the Wealth Management group. Trading profits increased $1,396 as the result of the sale of secondary bond inventory at an increased profit due to an improved valuation of bonds carried in inventory, increased remarketing of bonds put back by investors, and a generally strong trading environment for bonds. Increased investment management and advisory fees of $931 related to increased assets in that business. A $303 gain recognized in 2002 on the sale of the insurance agency in 2001 also contributed to the change in revenues between the two quarters. The gain on the insurance agency in 2002 was related to a contingent payment which reflected the final payment on the sale.

     Total Wealth Management expenses were $19,365 in 2003 compared to $16,781 in 2002, an increase of $2,584. Employee compensation and benefits increased $1,211 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Investment manager fees increased $694 due to the increased investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardized its retail offices and increased travel and other promotional expenses. Allocated administrative support expenses increased $495 from $1,095 in 2002 to $1,590 in 2003. Wealth Management had a net loss from operations before taxes of $154 in 2003 compared to a loss before taxes of $414 in 2002.

Corporate Segment
     Corporate revenues were $6,192 in 2003 compared to $4,623 in 2002. A large component of revenues was from interest and dividends which were $4,298 in 2003 compared to $2,925 in 2002. Interest on the government agency-backed CMOs decreased $646 between years as the result of the declining principal balances due to principal paydowns on that investment. However, the overall increase in interest and dividends is the result of an increase of $1,982 in interest income from the increase in the size of the loan portfolio of the SBIC. Revenues in 2003 included a gain on the sale of PMC International, Inc. ("PMC") of $400 compared to $600 in 2002. Both gains related to the receipt of payment on a note. Revenues of the minority interests included in total Company revenues were $3,599 in 2003 compared to $702 in 2002.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $9,669 in 2003 compared to $9,415 in 2002. The increase in expenses is primarily due to increased compensation and benefits expense due to increases in marketing, information systems and legal staff as well as termination expenses. Joint costs allocated to the other segments totaled $6,163 in 2003 compared to $6,129 in 2002. The adjustment for the minority-owned share of income in 2003 was $1,578 compared to a reduction of the minority share of the loss of $308 in 2002. The resulting Corporate net income from operations before taxes after allocation of administrative support expenses and adjustment for minority interests was $1,109 in 2003 compared to $1,645 in 2002.

Minority Interests
     The Company's financial statements include two partially-owned entities, Ziegler Healthcare Fund I, LP ("ZHF") and Ziegler Equity Funding I, LLC ("ZEF"). The Company owns 11% of ZHF and 68% of ZEF. By virtue of the Company's general partnership interest in ZHF and its majority ownership of ZEF, all of the revenues and expenses of each of these entities is included in the Consolidated Statements of Operations of the Company. However, the Company only includes in its net income its share of each entity's net income. The share of net income belonging to the other owners is deducted in the Company's income statement as a "minority interest" and is not a part of the Company's net income. In the case of a combined loss in the two entities, the share of loss belonging to the other owners is added back to the Company's net income. The Company also includes all of the assets and liabilities of the partially-owned entities in its Consolidated Statements of Financial Condition. The ownership interest of the other owners of the entities is listed as a "Minority interest."

     The increase in the adjustment for the minority interest for the third quarter from $30 to $545 is due to an increase in the activity of ZHF, the SBIC of the Company, as noted in the Corporate results of operations for the three months ended September 30, 2003. The change in the adjustment for the nine months ended from an addback to Company net income of $308 to a reduction of $1,578 is due to both the increasing balance of notes receivable and related interest income in ZHF and the return on an investment in ZEF. The above adjustments include the net results of operations of those entities which reflect revenues net of expenses. In 2002, the minority interests together incurred a loss and, in 2003, the minority interests together were profitable.

     The increase in the balance of the minority interest on the Consolidated Statements of Financial Condition relates to the contributions to capital of the other owners to these entities and the accumulated share of their earnings. The minority interest increased $6,630 from $7,487 at December 31, 2002, to $14,117 at September 30, 2003. The increase included $5,052 of capital contributions from the other owners and $1,578 of the other owner's share of income for 2003.

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

     A significant means of financing the Company's BCZ operations is the financing obtained through BCZ's clearing broker. BCZ is able to finance its securities inventory through its clearing broker under customary margin arrangements using its securities owned as collateral. At September 30, 2003, BCZ had a balance due to its clearing broker of $6,794 which was collateralized by $14,983 of securities owned by BCZ and held by the clearing broker. BCZ is able to trade the securities used as collateral and settles daily with the clearing broker.

     Additionally, BCZ acts as a remarketing agent for approximately $2.74 billion of municipal variable rate demand notes ("VRDNs"), most of which BCZ previously underwrote. A total of approximately $2.67 billion can be tendered to BCZ at the option of the holder on seven days advance notice and approximately $74 million can be tendered without notice. The obligation of the municipal borrower to pay for tendered VRDNs is supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered VRDNs. In its capacity as remarketing agent, BCZ may purchase and hold the VRDNs as part of its remarketing efforts. Amounts purchased as securities owned are generally held for less than two weeks. BCZ finances its inventory of VRDNs acquired pursuant to its remarketing activities through its clearing broker under the clearing broker's margin financing arrangements. There were $6,300 VRDNs held as part of securities owned at September 30, 2003. There were $19,800 of VRDNs held as part of securities owned at December 31, 2002.

     BCZ is subject to the requirements of the Securities and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At September 30, 2003, BCZ had net capital of approximately $10,847 which exceeded the minimum net capital requirements by approximately $10,597. Such net capital requirements could restrict the ability of BCZ to pay dividends to the Parent. BCZ requires net capital in excess of its regulatory minimum in order to enter into most underwriting transactions which varies with the transaction. In the opinion of management, the current level of BCZ's net capital is adequate for the conduct of its business activities.

     The Parent and BCZ also share a revolving loan agreement in the amount of $20,000. The loan agreement is in the form of a demand note due April 29, 2004. The revolving loan agreement has been renewed annually by the bank.
The revolving loan agreement has restrictive covenants requiring, among other things, a specified level of net worth and a compensating balance of $330.
The Company has maintained compliance with all applicable covenants on the loan agreement. BCZ borrowed $9,400 under this agreement in 2003, which was repaid. There have been no borrowings under this agreement by the Parent in 2003. There were no borrowings outstanding under this agreement by either the Parent or BCZ at September 30, 2003, or December 31, 2002.

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

     A source of cash for the Parent has been and continues to be the issuance of unrated commercial paper classified as short-term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days with the majority of notes being less than 60 days. Through September 30 2003, a total of $29,220 of notes were issued and $29,487 were repaid. The total balance of short-term notes payable outstanding was $4,415 as of September 30, 2003. The short-term notes payable are sold directly to customers and are limited by the availability of customers who wish to invest in these unrated short-term notes payable at the rates offered by the Company. The Company uses this facility as a source of additional liquidity and to reduce its reliance on higher interest rate borrowing alternatives.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest. ZHF has qualified as a Small Business Investment Company ("SBIC") with the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and funds borrowed from the SBA on favorable terms. In 2001, the SBA granted ZHF leverage of up to $38.2 million. At September 30, 2003, ZHF had $30,871 of outstanding loans to small businesses and owed $23,240 on debentures due to the SBA. The loans to small businesses and the debentures to the SBA increased $11,012 and $9,150 in 2003, respectively, through September 30, 2003. During 2003 there have been $2,458 of principal payments received on the notes receivable. The interest received on the notes receivable is sufficient to fund the interest due on the debentures as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes to the qualifying small businesses, including prepayment penalties, are structured to approximately correspond to the repayment terms on the debentures due the SBA. Prepayments of notes can also be redeployed to future notes being originated. At September 30, 2003, ZHF had a remaining leverage commitment from the SBA of up to $14.96 million. The Company's obligation as a subscribing investor to the partnership is limited to its commitment to the partnership of $2,800, of which $2,208 has already been funded as of September 30, 2003.

     ZEF is a partially-owned private equity fund which is also included in the Consolidated Financial Statements of the Company. The Parent has a remaining commitment to ZEF totaling approximately $2.9 million at September 30, 2003, which takes into consideration loans to employees. All employee loan arrangements were established prior to the Sarbanes-Oxley Act. The timing of the payment of the commitment is dependent upon the funding requirements of ZEF. Funding requirements are determined by ZEF based upon the identification of suitable investments to be made. No funding has occurred to date in 2003. The funding of the remaining commitment will be offset by returns on the investments in ZEF and the scheduled reduction of loans extended to employees.

     ZFC and BCZ, as subsidiaries of the Parent, have intercompany borrowing arrangements with the Parent to obtain or provide financing on a short-term basis, subject to regulatory requirements of each of the subsidiary entities. The Parent relies on its own cash balances or obtains funds from its revolving loan agreement to fund loans to either subsidiary. The Parent lends on a subordinated basis to BCZ in the event of a need for a temporary increase in capital for its broker-dealer business, as required by regulatory rules. This form of subordinated lending has not been used in 2003 to date. ZFC, whose activities include FHA loan origination, generally finances its activities from its own resources, through intercompany borrowings with the Parent, and by arrangements with other parties involved in the FHA transaction. No loans to ZFC have been originated to date in 2003.

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

     The Company repurchases its own common stock from time-to-time. In October 2003, the Company's board of directors approved the future purchase of up to 200,000 shares of Company stock in market or private transactions, under terms considered reasonable by management. The Company repurchased 20,779 shares in 2003 for a total of $302 through September 30, 2003. Of this total, purchases in the third quarter were 666 shares for $9. The Company will evaluate the future purchase of its shares as opportunities arise, after giving consideration to cash availability, liquidity needs, and other relevant factors.

     Subsequent to the third quarter, on November 4, 2003, the Company filed an application to voluntarily delist its common shares from trading on the American Stock Exchange ("AMEX") and to terminate the registration of its common shares under the Securities Exchange Act of 1934 ("'34 Act"). At the time that the Securities and Exchange Commission ("SEC") grants the Company's application to withdraw the shares from listing, the AMEX will suspend the trading of the Company's shares. If approved, the delisting is expected to become effective before December 31, 2003. Upon the granting of its application to delist, the Company intends to take the steps necessary to suspend its reporting obligations with the SEC under the '34 Act. At the time the reporting obligations of the Company under the '34 Act cease, the Company will no longer file reports with the SEC on Forms 10-K, 10-Q and 8-K. In lieu of reports made to the SEC, the Company intends to disclose information on its operations and circumstances to the public through periodic press releases and financial statements on its website.

     Upon delisting, the Company expects that its shares will trade in the over-the-counter market on the Pink Sheets, LLC ("Pink Sheets"), an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of the Company. The Company has identified a registered broker-dealer that has indicated an intention to sponsor the Company's shares on the Pink Sheets and act as a market maker following delisting of the Company's shares from the AMEX. The Company anticipates that additional market makers will emerge for the Company's shares following delisting.

     Delisting and deregistration are expected to have no material effect on the operations of the Company, other than the elimination of certain existing expenses, and the avoidance of substantial additional expenses. All activities of the Company related to the securities industry will remain in place. While there can be no assurances, management believes that the issuance of its commercial paper will not be affected.

     More information on the delisting and deregistration process is available in the Form 8-K filed by the Company on October 28, 2003.

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

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statement. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors among others, could impact our business and financial prospects and affect our future results of operations and financial condition: the overall financial health of the securities industry, as well as the strength of the healthcare sector of the U.S. economy and the municipal securities marketplace, a significant increase in interest rates, the ability of the Company to distribute securities it underwrites, the turnover of inventory, the market value of mutual fund portfolios and separate account portfolios advised by the Company, an increase in any legal requirements related to the mutual fund industry, the volume of sales by its retail brokers, the outcome of pending litigation, and the ability to attract and retain qualified employees.

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

Equity Price Risk
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of September 30, 2003, the Company managed a portfolio with an aggregate value of approximately $2.1 billion in the form of separately managed and mutual fund accounts. Of the total, $676 million relates to equity securities portfolios. Declines in the equities market could adversely affect the amount of fee based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. In general, a reduction in assets will cause a reduction in revenue of approximately the same proportion. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include common stock in the form of the Company's investment in The EnvestNet Group, Inc. ("EnvestNet") and a partnership investment owned by ZEF. There is no ready market for these securities; accordingly, the Company has established procedures to periodically review these securities for proper valuation. See "Results of Operations" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

     The table below provides information about the Company's financial instruments as of September 30, 2003 that are sensitive to market risk. For securities owned and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For common stock and partnership interests, the table presents the cost and fair value of the investments. The common stock is listed as not resulting in any regular cash flows during the next five years, although cash flows may occur if the common stock is sold or dividends are paid. The partnership interest is expected to provide a return of capital plus earnings in the periods specified. Other equity interests is primarily an investment of ZHF (the
SBIC) which is currently expected to be short-term in nature and will be sold when a suitable purchaser is identified. The table specifies the current expectation of the cash flows, but makes no assumptions or estimates as to earnings. Trading accounts are shown in the caption "Securities Owned" and non-trading accounts are shown in all other captions.

Trading and Non-Trading Portfolio
                                                   Expected Maturity Dates
                                       2003    2004   2005   2006   2007  Thereafter Total  Fair Value
                                                  (U.S. Dollars in Thousands)
ASSETS
Securities Owned - Fixed Rate

  Municipal bond issues               $    -  $   -  $   -  $  25  $   -  $ 6,813   $ 6,838  $ 5,911
  Weighted average interest rate                            4.62%           6.00%

  Collateralized Mortgage Obligations      -      -      -      -      -       28        28       27
  Weighted average interest rate                                            5.50%

  Corporate bond issues                    -      -      -      -      -       50        50       52
  Weighted average interest rate                                            7.65%

  Preferred Stock                          -      -      -      -      -    2,645     2,645    2,698
  Weighted average interest rate                                            6.18%

  Institutional bonds                      5      -      -      -      5       47        57       56
  Weighted average interest rate      10.64%                      10.64%    7.79%

  Other                                    -      -      -      -      -      568       568      541
  Weighted average interest rate

Securities inventory - variable rate
  Municipal variable rate demand notes     -      -      -      -      -    6,300     6,300    6,300
  Weighted average interest rate                                            1.10%

Notes Receivable
  SBA Qualified Borrowers(1)              92  1,003  8,465  4,283  7,433    9,595    30,871   30,871
  Weighted average interest rate      12.83% 12.83% 12.82% 12.70% 12.72%   12.58%

  Other                                2,203    412    446    405    237      542     4,245    4,245
  Weighted average interest rate       6.77%  2.71%  2.51%  2.13%  1.24%    4.96%

Other Investments - CMOs(2)                -      -      -      -      -   17,012    17,012   17,012
  Weighted average interest rate                                            7.97%

Other Investments - EnvestNet
  Common Stock                             -      -      -      -      -    9,500     9,500    9,500

Other Investments - Partnership
  Interest                               500      -      -      -      -        -       500      500

Other Investments - Other Equity
  Interests(3)                             -  2,700      -      -      -        1     2,701    2,701

LIABILITIES

Short-Term Notes Payable(4)            4,415      -      -      -      -        -     4,415    4,415
  Weighted average interest rate       2.12%

Securities Sold Under Agreements to
Repurchase(2 and 4)                   16,973      -      -      -      -        -    16,973   16,973
  Weighted average interest rate       1.32%

Long-Term Debt
  SBA Debentures(5)                        -      -      -      -      -   23,240    23,240   23,240
  Weighted average interest rate                                            5.79%

  Bank Term Loan                         101    405    405    405    405        -     1,721    1,721
  Weighted average interest rate       5.59%  5.59%  5.59%  4.80%  4.80%


(1)  These balances are notes receivable of ZHF, the partially-owned entity.
(2)  Assumes no prepayment.  When prepayments occur, the corresponding debt used to finance these investments will decrease by a similar amount.
(3)  This balance is primarily related to an equity investment held by ZHF, the partially-owned entity, and is based upon the current intentions of management to sell the equity interest.
(4)  The information includes actual interest rates at September 30, 2003.  The short-term repurchase agreements are likely to be renewed with the lenders when due and are, therefore, listed as maturing after 2007.  The future interest rates cannot be predicted.
(5)  This balance is a liability of ZHF, the partially-owned entity.


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




PART II.  OTHER INFORMATION

Items 1 through 4.  Not applicable.

Item 5. On November 4, 2003, the Registrant filed an Application For Withdrawal From Listing Of Securities Pursuant to Section 12(d) Of The Securities Exchange Act of 1934 making its application to withdraw its common stock from listing and registration on the American Stock Exchange. The Registrant requested that the Commission's order granting its application be effective as soon as possible.

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

              On October 28, 2003, the Registrant filed a Current
              Report on Form 8-K dated October 28, 2003, indicating the issuance of a press release announcing the authorization of the Board of Directors of the Registrant to withdraw the Company's common shares from listing and registration on the American Stock Exchange. The Registrant also indicated its intent to take the necessary steps to suspend its reporting obligations with the SEC. The press release also announced the Registrant's preliminary financial results for the third quarter ended September 30, 2003. A copy of the press release was attached to the Current Report.

              On October 31, 2003, the Registrant furnished a Current Report on Form 8-K dated October 31, 2003, indicating the issuance of a press release announcing its declaration of a quarterly dividend for the third quarter ended September 30, 2003.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ZIEGLER COMPANIES, INC.
                                       (Registrant)


Dated:  November 14, 2003              By /s/ John J. Mulherin
                                           John J. Mulherin
                                           President and CEO


Dated:  November 14, 2003              By /s/ Gary P. Engle
                                           Gary P. Engle
                                           Sr. Vice President/CFO







                         The Ziegler Companies, Inc.
                              (the "Registrant")
                        (Commission File No. 1-10854)

                                EXHIBIT INDEX
                                      to
                          FORM 10-Q QUARTERLY REPORT
                   For the quarter ended September 30, 2003

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

26

28

32