Form 10-K
period 2003-12-31
ZIEGLER COMPANIES INC
filed 2004-03-16
CIK 109312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

       250 East Wisconsin Avenue, Suite 2000, Milwaukee, Wisconsin 53202
       -----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (414) 978-6400

        Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                               --------------

                        Common Stock, $1.00 Par Value
                        -----------------------------

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

           AGGREGATE MARKET VALUE OF VOTING AND NONVOTING STOCK HELD
                      BY NON-AFFILIATES OF THE REGISTRANT:

     As of June 30, 2003, the aggregate market value of registrant's voting and nonvoting common equity (based on the average of the bid and ask price of $15.25 on that date) excluding shares reported as beneficially owned by directors and executive officers (which exclusion does not constitute an admission as to affiliate status) was approximately $19.53 million.

     As of March 1, 2004, approximately 2.12 million shares of Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS.
         --------

General

     The Ziegler Companies, Inc. (the "Parent" and, collectively with its wholly owned and partially owned and controlled subsidiaries, the "Company") is a financial services holding company incorporated under the laws of Wisconsin in 1993 which owns operating subsidiary companies in three segments -- Capital Markets, Investment Services and Corporate. See Note 16 to the Company's Consolidated Financial Statements for information concerning the Company's three reportable segments. A list of the Company's subsidiaries is filed as Exhibit 21.1 to this Form 10-K. All of the Company's subsidiaries are engaged in financial service businesses. The Company's principal executive offices are located at 250 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 and its telephone number is (414) 978-6400.

     On October 28, 2003, the Board of Directors of the Company approved the filing of an application to voluntarily delist the Company's common shares from the American Stock Exchange (AMEX). On December 12, 2003, the Company's application to voluntarily delist its common shares from trading on the AMEX was approved by the Securities and Exchange Commission (SEC). As a result of this and certain other actions, the Company's common stock is no longer registered pursuant to the Securities Exchange Act of 1934, and the Company's reporting obligations under the '34 Act will be suspended effective April 2, 2004. As of that date, the Company will no longer be filing reports with the SEC. The Company's shares now trade on the Pink Sheets, LLC, an electronic network through which participating broker-dealers make markets and enter orders to buy and sell shares. The trading symbol for the Company's common stock is currently ZCOI in over-the-counter ("OTC") trading.

                            CAPITAL MARKETS SEGMENT

     The Capital Markets segment underwrites fixed income securities to finance senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include risk management and financial advisory services, merger and acquisition advisory services, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with the Company's investment banking services. Capital Markets activities are conducted primarily through B.C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to not-for-profit corporations, municipalities, and to a lesser degree, business corporations.

                          INVESTMENT SERVICES SEGMENT

     The Investment Services segment consists of two operating units: Asset Management and Wealth Management. (On August 31, 2001, the Company disposed of its Portfolio Consulting unit, PMC International, Inc. ("PMC"), previously a third operating unit of this segment.) Asset Management provides investment advisory services to affiliated mutual funds (the North Track Funds) and private accounts of institutional and individual clients. Wealth Management offers a wide range of financial products and financial planning services to retail and institutional clients through its broker distribution network, including equity and fixed-income securities, affiliated and non-affiliated mutual funds, real estate investment trusts, private placements, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Capital Markets segment. Sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

<Page 2>

                               CORPORATE SEGMENT

     The Corporate segment consists primarily of the investment and debt management activities of the Parent and also includes BCZ's unallocated corporate administrative activities. Certain corporate administrative expenses are allocated to the Capital Markets and the Investment Services segments using methodologies which consider the size of the operation, the number of personnel, and other relevant factors. Corporate segment investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a Small Business Investment Company ("SBIC") that is in the business of originating loans to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHC and ZHP. The Company also owns 68% of Ziegler Equity Funding I, LLC ("ZEF"), a private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. The Corporate segment includes the Company's share of the operations of ZEF. ZEF is 32% owned by officers and employees of the Company. Each of these companies is consolidated into the Company's financial statements.

                                  DISPOSITIONS

     On August 31, 2001, the Company exchanged its 100% interest in PMC for a minority interest in the EnvestNet Group, Inc. ("EnvestNet"). EnvestNet is a closely held mid to late stage development company engaged in the business of providing managed account and performance reporting services. The Company received the following consideration in exchange for its investment in PMC:
$9,500,000 in EnvestNet common stock, $4,500,000 in notes receivable, and $3,500,000 in cash at closing. Given that the combined entity was unprofitable at the date of disposition and that the securities received had no established market, the Company deferred $5,596,000 of gain on the transaction, recognizing portions on an installment basis only as cash was received. The amount of deferred gain has been reclassified as a valuation allowance against the carrying value of the EnvestNet securities.

     Since the date of disposition, the Company has received principal payments on the notes receivable. Accordingly gains were recorded as follows:

                Date                Note Payment          Gains Realized
                ----                ------------          --------------
              8/31/2001              $3,500,000*            $1,399,000
              8/31/2002               1,500,000                600,000
              8/31/2003               1,000,000                400,000
              *Cash at closing

Originally, $3,000,000 of principal on notes receivable was scheduled for payment on August 31, 2003. However $2,000,000 of that balance was restructured in the first quarter of 2003 resulting in a revised maturity date of August 31, 2004. Interest payments on all notes receivable are current as of December 31, 2003.

     As of December 31, 2003 EnvestNet had not yet achieved profitability, although the enterprise has made continuous progress in reducing its monthly cash deficits. Given that the goal of achieving profitability has taken longer than originally projected in the business plan, EnvestNet has engaged in several rounds of raising capital typically from venture capital investors. Those capital raises have involved the issuance of preferred shares and notes senior to those held by the Company with the end result that the Company's investment has been diluted.

     The valuation of the EnvestNet securities owned by the Company is subject to accounting judgment. Relevant factors include the amount of dilution the Company has experienced, EnvestNet's progress toward achieving profitability,

<Page 3>

EnvestNet's continued ability to raise capital, and market conditions for gathering and retaining assets under administration. Based upon events to date, it appears likely that the remaining $2,000,000 in notes receivable will be paid with interest by August 31, 2004, in accordance with the current maturity schedule. The value of the common stock, however, is uncertain. At December 31, 2003, the EnvestNet common stock held by the Company was carried in the consolidated financial statements at $9,500,000 less the remaining valuation allowance of $4,596,000. The net carrying value of $4,904,000 compares favorably to the last EnvestNet arms length capital raise in the first quarter of 2003 and to recent sales of similar enterprises. Nevertheless, in light of the uncertainties at December 31, 2003, the Company adopted the policy of reporting no further gains from EnvestNet barring a significant improvement in its operations. Based upon all information known to date, management has determined that the carrying value of the EnvestNet securities net of the valuation allowance approximates its fair value. Should it become evident that the investment has become impaired below the net book value, it will be written down accordingly.

                                BUSINESS FACTORS

     The general level of interest rates, credit quality trends of the Company's investment banking clients, the prospects for a general economic recovery and economic growth, valuations in the equity markets, national healthcare policies, and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. The reductions in prevailing interest rates, the growing need for health care and senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to increased bond underwriting volumes in 2002. The favorable interest rates continued into 2003 with only small increases. Issuance volume of debt securities by the Company's investment banking clients continued to increase in 2003. There were 72 transactions totaling $1.94 billion in 2003 compared to 81 transactions totaling $1.81 billion in 2002. There were 67 transactions totaling $1.70 billion in 2001.

     Historically, the Company experiences uneven bond underwriting activity during the year. In general, the Company's underwriting activity is slower during the early months of the year with higher levels of activity experienced in later months as issuers attempt to finalize financing activity before the end of the calendar year. Given the sometimes sporadic timing of the completion of underwriting projects, the demand for new bond issues can change quickly with changes in economic or political conditions. Complementary services of the Capital Markets segment are frequently performed coincident or in conjunction with bond underwritings and may follow similar patterns. Other activities such as FHA mortgage loan origination may actually diminish during a low interest rate environment with the increased availability of low interest borrowing alternatives to clients.

     The Investment Services segment is affected by the investment expectations and demands of its clients. Increases in the sale of annuities, church and school bonds, equities, and private placements occurred in 2003 as compared to 2002. The sale of mutual funds, both North Track and other funds, increased in the second half of 2003. Total assets added to the North Track Funds followed a similar pattern with increases to assets under management in the last half of the year from both net sales and market value increases.

     The Asset Management business has seen a recovery in market values in its assets under management during 2003, as well as increases in assets due to sales of North Track mutual funds and separate account asset management services. Fees for this business unit are earned based upon the value of assets under management. Total assets under management increased approximately $515 million during 2003. Total assets under management started the year at just over $1.8 billion and was approximately $2.4 billion at December 31, 2003. The increases in 2003 are approximately evenly split between increases due to net sales over redemptions and market value increases.

     Both mutual fund assets and separate account assets under management may experience outflows of assets. The mutual funds may experience net redemptions if the aggregate of investor redemptions exceeds the aggregate of investor purchases. The separate account asset management business experiences asset decreases as funds are withdrawn. A large portion of the separate account asset management business is related to managing bond

<Page 4>

proceeds on a short-term basis for clients who have issued bonds for building projects. The invested proceeds are then withdrawn, as needed, to fund the projects. There were approximately $1.2 billion of separate account assets and $1.2 billion of mutual fund assets managed by the Company at December 31, 2003, compared to $0.9 billion of assets in each of those asset groups at December 31, 2002.

     In March 2003, the National Association of Securities Dealers ("NASD") directed member firms to conduct a self-assessment of their record of delivering commission discounts to customers for certain mutual fund purchases. BCZ, as a member firm, conducted this self-assessment on a statistical sample of all transactions in 2001 and 2002. Based upon the statistical sample, a $41,000 reserve was established for potential refunds to clients. Refunds have been made to all clients identified in the sample that were overcharged, and the balance of the reserve is available for future customer refunds. In January 2004, as required by the NASD, BCZ sent a letter to all clients who made certain mutual fund purchases informing them of their right to have their accounts reviewed by BCZ to determine whether any commission discounts were due. The Company is in the process of reviewing all claims submitted. Based on a review of 12% of the claims received, the number and total dollar amount of the refunds has been insignificant. Management does not believe it will be necessary to increase the reserve established based upon the claims received and reviewed through March 1, 2004. The Company continues to review all claims received and expects to complete the review of current claims received in May 2004. The remaining reserve at March 1, 2004 was $39,000.

     In 2003, several states' attorneys general announced ongoing investigations of mutual funds and their managers for late trading, market timing, and other activities. The SEC has requested information about such activities, and policies pertaining to such activities, from the largest U.S. mutual fund companies. To the Company's knowledge, the Company's affiliated mutual fund family, the North Track Funds, is not among the mutual funds under investigation. Based upon an internal review of procedures, in the opinion of Company management, the procedures in place in the North Track Funds are adequate to deter the activities in question.

     During 2003, the Corporate segment (whose operations include 100% of the revenues and expenses of the partially-owned, but consolidated, entities) had interest revenues increase as ZHF, the SBIC, increased its portfolio of loans. ZHF made progress in identifying SBA-qualified borrowers during the course of its first full year of operations in 2002, and continued that progress in 2003. The investment in the collateralized mortgage obligations ("CMOs") issued by certain agencies of the Federal government and held by the Corporate segment continue to decline as the result of principal prepayments. After an initial balance of $38,152,000 at the beginning of 2002, the balance declined to $21,382,000 at December 31, 2002, a decline of $16,770,000 due to sales and paydowns of principal. The balance of CMOs declined at a slower rate in 2003, declining by $7,689,000 in 2003 to $13,693,000. Through March 1, 2004, the
balance of CMOs declined $6,030,000 to a balance of $7,663,000. As a result of these declines, this source of revenue from interest income has declined and will continue to decline. Should short-term borrowing rates increase or alternative financing sources be required the expected decline in net interest income will be even more significant.

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

<Page 5>

     The Company, as a participant in the financial services industry, is subject to regulation by the Securities and Exchange Commission, state securities regulators, and industry self-regulatory organizations such as the National Association of Securities Dealers. Among other things, the Company could be fined or prohibited from engaging in some of its business activities as a result of administrative orders by regulators. New laws or regulations or changes in enforcement of existing laws or regulations applicable to the Company's clients may also adversely affect its businesses. To the Company's knowledge, no material adverse regulatory action is pending or threatened against the Company.

Results of Operations - 2003 Compared to 2002
---------------------------------------------

     The following table summarizes  the changes in  revenues and income
(loss) before taxes of continuing operations of the Company.

                                           The Years Ended
                                             December 31,           Increase/
                                            2003         2002      (Decrease)
                                            ----         ----       --------
                                             (in thousands)
     Revenues:
     --------
     Capital Markets                       $29,651      $31,245     $(1,594)
     Investment Services
      Asset Management                       9,969        8,373       1,596
      Wealth Management                     26,130       22,071       4,059
                                           -------      -------     -------
                                            36,099       30,444       5,655

     Corporate                               8,525        5,751       2,774
                                           -------      -------     -------
                                           $74,275      $67,440     $ 6,835
                                           =======      =======     =======

     Income (loss) before taxes:
     --------------------------
     Capital Markets                       $ 2,450      $ 2,321     $   129
     Investment Services
      Asset Management                        (217)        (665)        448
      Wealth Management                       (332)      (1,604)      1,272
                                           -------      -------     -------
                                              (549)      (2,269)      1,720

     Corporate                                 944        2,741      (1,797)
                                           -------      -------     -------
                                           $ 2,845      $ 2,793     $    52
                                           =======      =======     =======

Customers and Raw Materials

     None of the Company's businesses is subject to governmental renegotiation or limitations on profits, and none is dependent on a single customer or a few customers or dependent on a single supplier of raw materials or a few suppliers of raw materials. In no case are patents, trademarks, licenses or franchises important, other than the Company's securities brokerage and investment advisory licenses under federal and state laws and the regulations of self regulatory organizations, and service marks which identify the "brands" of the Company and its affiliated mutual fund family. None of the Company's businesses are strictly seasonal, although commission income will fluctuate depending upon the condition of the US securities markets and trends in the healthcare marketplace, and investment banking activity tends to have higher volume in the last half of the year. None of the businesses engages in significant operations outside the United States of America.

<Page 6>

Environmental Matters

     Compliance with federal, state and local laws and regulations that have been enacted or adopted relating to the protection of the environment has had no material effect upon the capital expenditures, earnings and competitive position of the Company and its financial services subsidiaries.

Employees

     As of March 1, 2004 approximately 310 persons were employed full time and 20 persons were employed part time by the Company and its subsidiaries.

Statement Regarding Forward Looking Disclosure

     Certain matters discussed herein or incorporated by reference, including (without limitation) under Part I, Item 1, "Business -- General --
Business Factors," "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of regulatory and legal risks and requirements which necessarily accompany various segments of the Company's businesses, interest rates, retention of key employees, profitable operations of the institutional trading desks, competition in the financial services industry, the ability to collect receivables and realize the value of investments, the Company's ability to realize the value of goodwill and other intangible assets, the Company's ability to profitably expand its business lines, national healthcare and tax policies, and the ability of the Company to underwrite and distribute securities. Forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.
         ----------

     The Company leases commercial office space at 250 East Wisconsin
Avenue, Milwaukee, Wisconsin 53202-4209 which serves as the Company's headquarters. The Company also owns an office building located at 215 North Main Street in West Bend, Wisconsin 53095 which serves as an office for certain administrative and technical services. This three-story building has approximately 65,000 square feet of space.

     The Capital Markets segment occupies leased premises at One South Wacker Drive, Suite 3080, Chicago, Illinois 60606; 1185 Avenue of the Americas, 32nd Floor, New York, New York 10036; 150 Second Avenue, N.E., Suite 1150, St. Petersburg, Florida 33701; 40 Corporate Center, Columbia, Maryland 20144; 101
W. County Line Rd., Suite 230, Littleton, Colorado 80126-1931 and 8501 N. Scottsdale Rd., Suite 250, Scottsdale, Arizona 85283. The Wealth Management operation of the Investment Services segment occupies leased office space in the following cities and states: Appleton, Wisconsin; Littleton, Colorado;

<Page 7>

Green Bay, Wisconsin; Madison, Wisconsin; Milwaukee, Wisconsin; Minnetonka, Minnesota; Mequon, Wisconsin; Orlando, Florida; Rockford, Illinois; Scottsdale, Arizona; Sheboygan, Wisconsin; Wausau, Wisconsin and West Bend, Wisconsin. The Asset Management operation of the Investment Services segment occupies space in the Milwaukee and West Bend offices.

     The Company believes that its offices are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     The Company's broker-dealer subsidiary, BCZ, is a defendant in a lawsuit pending in the circuit court of Cook County, Illinois (ABN Amro Bank, et al.
v. Edward D. Jones and Co., et al., filed in 2004) in which ABN Amro Bank N.V. and certain affiliated banks claim indemnification for liabilities that the banks may incur on account of the sales of callable certificates of deposit by BCZ. The basis for the indemnification claim is a contractual provision in the selling agreement between BCZ and the banks, under which BCZ distributed callable CDs to retail clients. The liabilities of the banks will be determined in a lawsuit in the circuit court of Madison County, Illinois (Theresa Morgan-Vaughn, et al. v. ABN Amro Bank, et. al., filed in 2000) brought by several retail purchasers of callable CDs, in which the retail purchasers allege that sales practices and disclosures violated state consumer and securities laws. The plaintiffs have not yet specified their alleged damages. It is expected that the current plaintiffs will request the state court in which the matter is pending to certify the lawsuit as a class action. Based on the repayment or anticipated repayment of the principal of all the callable CDs, and other factors, the Company believes that it has meritorious defenses to the indemnification claims. However, the outcome of litigation is always uncertain, and it is possible that an adverse judgment, if rendered, could be material to the Company. The Company has reserved estimated litigation expenses in connection with the indemnification claim, but has not established a reserve for any loss related to the lawsuit because, in management's judgment, liability is not probable or capable of being estimated at this time.

     In the normal course of business, the Company is the subject of customer complaints and is named as a defendant in various legal actions arising from the securities and other businesses. The Company has established reserves for losses determined to be probable as a result of these customer complaints and legal actions. Although the outcome of litigation is always uncertain, especially in the early stages of a complaint or legal action, based on its understanding of the facts and the advice of legal counsel, management believes that resolution of these actions will not result in a material adverse effect on the consolidated financial condition or results of operations of the Company. However, if during any period any adverse complaint or legal action should become probable or be resolved, the results of operations could be materially affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal year 2003 to a vote of security holders.

<Page 8>

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS.
         -------

     The Company's Common Stock is traded under the symbol "ZCOI" in the over-the-counter market (Pink Sheets LLC). Prior to December 12, 2003 the Company's stock was traded on the American Stock Exchange. The information provided up to December 12, 2003 is based on sales prices of the Company's Common Stock on the American Stock Exchange. Information provided subsequent to December 12, 2003 is based on the range of bid and ask quotations in the over-the-counter market. Such quotations in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                                     Quarter Ended
                                     ---------------------------------------
                                     Mar. 31    June 30   Sept. 30   Dec. 31
                                     -------    -------   --------   -------
Fiscal 2003
-----------
Cash dividends per share              $ .13     $ .13      $ .13      $ .13
Stock price range:

     High Sales Price                 14.88     15.50      15.39      15.70(1)
     Low Sales Price                  14.27     14.80      14.90      13.60(1)

Fiscal 2002
-----------
Cash dividends per share              $ .13     $ .13      $ .13       $ .13
Stock price range:

     High Sales Price                 15.20     15.40      15.35       15.60
     Low Sales Price                  13.95     14.05      14.00       14.35

(1) The following high and low bid and ask prices apply to the period from December 12, 2003 to December 31, 2003:

            High Bid Price            14.25          High Ask Price    16.00
            Low Bid Price             13.50          Low Ask Price     15.50


On March 4, 2004, the highest bid price was $15.75, the lowest ask price was $18.00, and the last trade price was $15.75. As of March 4, 2004, the Company had approximately 259 record holders of its Common Stock.

<Page 9>

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

Five year summary of selected financial data (unaudited):

                                                 For the years ended December 31,
                                             ----------------------------------------
                                             2003     2002     2001     2000     1999
                                             ----     ----     ----     ----     ----
(Dollars in thousands except per share amounts)

Total Revenues ..........................  $74,275  $67,440  $80,679  $83,808  $96,682
                                           =======  =======  =======  =======  =======

Income (Loss) from Continuing Operations.    2,173    1,820    1,314   (4,738)     975

Income from Discontinued Operations .....        -        -        -        -      537
                                           -------  -------  -------   ------  -------

Net Income (Loss)........................    2,173    1,820    1,314   (4,738)   1,512
                                           =======  =======  =======  =======  =======

Basic Earnings (Loss) Per Share:

  Continuing Operations..................     1.01     0.81     0.55    (1.97)    0.40

  Discontinued Operations................        -        -        -        -     0.22
                                              ----     ----     ----    -----     ----

  Net Income (Loss) Per Share............     1.01     0.81     0.55    (1.97)    0.62
                                              ====     ====     ====    =====     ====

Diluted earnings (Loss) Per Share:

  Continuing Operations..................     1.01     0.81     0.55    (1.97)    0.40

  Discontinued Operations................        -        -        -        -     0.22
                                              ----     ----     ----    -----     ----

  Net Income (Loss) Per Share............     1.01     0.81     0.55    (1.97)    0.62
                                              ====     ====     ====    =====     ====

Cash Dividends Declared Per
  Share of Common Stock..................     0.52     0.52     0.52     0.52     0.52

Total Assets.(a).........................  121,060  132,803  180,360  124,647  170,622

Long-Term Obligations....................   24,860   16,115    3,300    3,302    3,895

Short-Term Notes Payable.................    4,214    4,682    3,375    2,993    6,160

End of Year Shareholders' Equity.........   40,080   40,042   42,855   43,154   49,296

Book Value Per Share.....................   $18.88  $ 18.27  $ 17.85  $ 17.80  $ 20.28

(a) Total assets for 2002 and 2001 were adjusted to conform to current year presentation.


Quarterly Consolidated Results of Operations for 2003 and 2002  (Unaudited):
------------------------------------------------------------------------------
2003 Quarter Ended               March 31   June 30  September 30  December 31
------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)

Revenues.......................  $15,433   $17,530     $19,914      $21,398

Expenses........................  14,608    16,197      18,565       19,704

Net income.....................      252       564         474          883

Basic and diluted income
 per share....................   $  0.12   $  0.26     $  0.22      $  0.42

<Page 10>


2002 Quarter Ended               March 31   June 30  September 30  December 31
------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)
Revenues.......................  $12,810   $16,276     $17,340      $21,014

Expenses.......................   13,357    15,489      16,080       19,731

Net income (loss)..............      (89)      594         717          598

Basic and diluted income (loss)
 per share.....................  $ (0.04)   $ 0.26      $ 0.33      $  0.28


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

Business and Operating Segments
-------------------------------
     The Ziegler Companies, Inc. (the "Parent"), through its wholly owned subsidiaries and partially-owned and controlled subsidiaries (collectively known as the "Company"), is engaged in financial services activities. These financial services activities are conducted through three operating segments:
Capital Markets, Investment Services and Corporate.

     The Capital Markets segment underwrites fixed income securities to finance senior living and healthcare providers, religious institutions, and private schools. Capital Markets' services also include risk management and financial advisory services, merger and acquisition advisory services, sales and trading of fixed income securities and preferred stock, and Federal Housing Administration ("FHA") mortgage loan origination, often in conjunction with the Company's investment banking services. Capital Markets activities are conducted primarily through B.C. Ziegler and Company ("BCZ"), except that Ziegler Financing Corporation ("ZFC") conducts FHA mortgage loan origination activities. These services are provided primarily to not-for-profit corporations, municipalities, and to a lesser degree, business corporations.

     The Investment Services segment consists of two operating units: Asset Management and Wealth Management. (On August 31, 2001, the Company disposed of its Portfolio Consulting unit, PMC International, Inc. ("PMC"), previously a third operating unit of this segment.) Asset Management provides investment advisory services to affiliated mutual funds (the North Track Funds) and private accounts of institutional and individual clients. Wealth Management offers a wide range of financial products and financial planning services to retail and institutional clients through its broker distribution network, including equity and fixed-income securities, affiliated and non-affiliated mutual funds, real estate investment trusts, private placements, annuities and other insurance products. Wealth Management is the primary retail distribution channel for religious institution and private school bonds and other taxable and tax-exempt bonds underwritten by the Capital Markets segment. Sales credits associated with underwritten offerings are reported in the Investment Services segment when sold through the Company's retail distribution channels. Asset Management and Wealth Management activities are conducted through BCZ.

     The Corporate segment consists primarily of the investment and debt management activities of the Parent and also includes BCZ's unallocated corporate administrative activities. Certain corporate administrative expenses are allocated to the Capital Markets and the Investment Services segments using methodologies which consider the size of the operation, the number of personnel, and other relevant factors. Corporate segment investment activity includes the Company's share of the operations of Ziegler Healthcare Fund I, LP ("ZHF"), a small business investment company ("SBIC") that is in the business of originating loans to qualified small businesses, primarily for-profit long-term care companies; Ziegler Healthcare Capital, LLC ("ZHC"), the management company of ZHF; and ZHP I, LLC ("ZHP"), the general partner of ZHF. The Company has an 11% ownership share in ZHF and wholly owns ZHC and ZHP. The Company also owns 68% of Ziegler Equity Funding I, LLC ("ZEF"), a

<Page 11>

private equity fund whose purpose is to provide funding for the pre-finance development needs of developmental stage continuing care retirement communities. The Corporate segment includes the Company's share of the operations of ZEF. ZEF is 32% owned by officers and employees of the Company. Each of these companies is consolidated into the Company's financial statements.

Business Environment
--------------------
     The general level of interest rates, credit quality trends of the Company's investment banking clients, the prospects for a general economic recovery and economic growth, valuations in the equity markets, national healthcare policies, and many other economic factors impact the investment and financing decisions of the Company's customers, both institutional and retail. The reductions in prevailing interest rates, the growing need for health care and senior housing, and, to some extent, the desire to refinance higher interest rate debt contributed to increased bond underwriting volumes in 2002. The favorable interest rates continued into 2003 with only small increases. Issuance volume of debt securities by the Company's investment banking clients continued to increase in 2003. There were 72 transactions totaling $1.94 billion in 2003 compared to 81 transactions totaling $1.81 billion in 2002. There were 67 transactions totaling $1.70 billion in 2001.

     Historically, the Company experiences uneven bond underwriting activity during the year. In general, the Company's underwriting activity is slower during the early months of the year with higher levels of activity experienced in later months as issuers attempt to finalize financing activity before the end of the calendar year. Given the sometimes sporadic timing of the completion of underwriting projects, the demand for new bond issues can change quickly with changes in economic or political conditions. Complementary services of the Capital Markets segment are frequently performed coincident or in conjunction with bond underwritings and may follow similar patterns. Other activities such as FHA mortgage loan origination may actually diminish during a low interest rate environment with the increased availability of low interest borrowing alternatives to clients.

     The Investment Services segment is affected by the investment expectations and demands of its clients. Increases in the sale of annuities, church and school bonds, equities, and private placements occurred in 2003 as compared to 2002. The sale of mutual funds, both North Track and other funds, increased in the second half of 2003. Total assets added to the North Track Funds followed a similar pattern with increases to assets under management in the last half of the year from both net sales and market value increases.

     The Asset Management business has seen a recovery in market values in its assets under management during 2003, as well as increases in assets due to sales of North Track mutual funds and separate account asset management services. Fees for this business unit are earned based upon the value of assets under management. Total assets under management increased approximately $515 million during 2003. Total assets under management started the year at just over $1.8 billion and was approximately $2.4 billion at December 31, 2003. The increases in 2003 are approximately evenly split between increases due to net sales over redemptions and market value increases.

     Both mutual fund assets and separate account assets under management may experience outflows of assets. The mutual funds may experience net redemptions if the aggregate of investor redemptions exceeds the aggregate of investor purchases. The separate account asset management business experiences asset decreases as funds are withdrawn. A large portion of the separate account asset management business is related to managing bond proceeds on a short-term basis for clients who have issued bonds for building projects. The invested proceeds are then withdrawn, as needed, to fund the projects. There were approximately $1.2 billion of separate account assets and $1.2 billion of mutual fund assets managed by the Company at December 31, 2003, compared to $0.9 billion of assets in each of those asset groups at December 31, 2002.

<Page 12>

     In March 2003, the National Association of Securities Dealers ("NASD") directed member firms to conduct a self-assessment of their record of delivering commission discounts to customers for certain mutual fund purchases. BCZ, as a member firm, conducted this self-assessment on a statistical sample of all transactions in 2001 and 2002. Based upon the statistical sample, a $41,000 reserve was established for potential refunds to clients. Refunds have been made to all clients identified in the sample that were overcharged, and the balance of the reserve is available for future customer refunds. In January 2004, as required by the NASD, BCZ sent a letter to all clients who made certain mutual fund purchases informing them of their right to have their accounts reviewed by BCZ to determine whether any commission discounts were due. The Company is in the process of reviewing all claims submitted. Based on a review of 12% of the claims received, the number and total dollar amount of the refunds has been insignificant. Management does not believe it will be necessary to increase the reserve established based upon the claims received and reviewed through March 1, 2004. The Company continues to review all claims received and expects to complete the review of current claims received in May 2004. The remaining reserve at March 1, 2004 was $39,000.

     In 2003, several states' attorneys general announced ongoing investigations of mutual funds and their managers for late trading, market timing, and other activities. The SEC has requested information about such activities, and policies pertaining to such activities, from the largest U.S. mutual fund companies. To the Company's knowledge, the Company's affiliated mutual fund family, the North Track Funds, is not among the mutual funds under investigation. Based upon an internal review of procedures, in the opinion of Company management, the procedures in place in the North Track Funds are adequate to deter the activities in question.

     During 2003, the Corporate segment (whose operations include 100% of the revenues and expenses of the partially-owned, but consolidated, entities) had interest revenues increase as ZHF, the SBIC, increased its portfolio of loans. ZHF made progress in identifying SBA-qualified borrowers during the course of its first full year of operations in 2002, and continued that progress in 2003. The investment in the collateralized mortgage obligations ("CMOs") issued by certain agencies of the Federal government and held by the Corporate segment continue to decline as the result of principal prepayments. After an initial balance of $38,152,000 at the beginning of 2002, the balance declined to $21,382,000 at December 31, 2002, a decline of $16,770,000 due to sales and paydowns of principal. The balance of CMOs declined at a slower rate in 2003, declining by $7,689,000 in 2003 to $13,693,000. Through March 1, 2004, the
balance of CMOs declined $6,030,000 to a balance of $7,663,000. As a result of these declines, this source of revenue from interest income has declined and will continue to decline. Should short-term borrowing rates increase or alternative financing sources be required the expected decline in net interest income will be even more significant.

     On August 31, 2001, the Company exchanged its 100% interest in PMC for a minority interest in the EnvestNet Group, Inc. ("EnvestNet"). EnvestNet is a closely held mid to late stage development company engaged in the business of providing managed account and performance reporting services. The Company received the following consideration in exchange for its investment in PMC:
$9,500,000 in EnvestNet common stock, $4,500,000 in notes receivable, and $3,500,000 in cash at closing. Given that the combined entity was unprofitable at the date of disposition and that the securities received had no established market, the Company deferred $5,596,000 of gain on the transaction, recognizing portions on an installment basis only as cash was received. The amount of deferred gain has been reclassified as a valuation allowance against the carrying value of the EnvestNet securities.

<Page 13>

     Since the date of disposition, the Company has received principal payments on the notes receivable. Accordingly gains were recorded as follows:

                Date                Note Payment          Gains Realized
                ----                ------------          --------------
              8/31/2001              $3,500,000*            $1,399,000
              8/31/2002               1,500,000                600,000
              8/31/2003               1,000,000                400,000
              *Cash at closing

Originally, $3,000,000 of principal on notes receivable was scheduled for payment on August 31, 2003. However $2,000,000 of that balance was restructured in the first quarter of 2003 resulting in a revised maturity date of August 31, 2004. Interest payments on all notes receivable are current as of December 31, 2003.

     As of December 31, 2003 EnvestNet had not yet achieved profitability, although the enterprise has made continuous progress in reducing its monthly cash deficits. Given that the goal of achieving profitability has taken longer than originally projected in the business plan, EnvestNet has engaged in several rounds of raising capital typically from venture capital investors. Those capital raises have involved the issuance of preferred shares and notes senior to those held by the Company with the end result that the Company's investment has been diluted.

     The valuation of the EnvestNet securities owned by the Company is subject to accounting judgment. Relevant factors include the amount of dilution the Company has experienced, EnvestNet's progress toward achieving profitability, EnvestNet's continued ability to raise capital, and market conditions for gathering and retaining assets under administration. Based upon events to date, it appears likely that the remaining $2,000,000 in notes receivable will be paid with interest by August 31, 2004, in accordance with the current maturity schedule. The value of the common stock, however, is uncertain. At December 31, 2003, the EnvestNet common stock held by the Company was carried in the consolidated financial statements at $9,500,000 less the remaining valuation allowance of $4,596,000. The net carrying value of $4,904,000 compares favorably to the last EnvestNet arms length capital raise in the first quarter of 2003 and to recent sales of similar enterprises. Nevertheless, in light of the uncertainties at December 31, 2003, the Company adopted the policy of reporting no further gains from EnvestNet barring a significant improvement in its operations. Based upon all information known to date, management has determined that the carrying value of the EnvestNet securities net of the valuation allowance approximates its fair value. Should it become evident that the investment has become impaired below the net book value, it will be written down accordingly.

Results of Operations - 2003 Compared to 2002
---------------------------------------------
(Dollars are expressed in thousands unless specifically indicated otherwise.)

     The overall trends and conditions of the financial markets, specifically, the fixed income markets and the senior living and health care markets, have a significant effect on the financial position and results of operations of the Company. Results of any year or quarter should not be considered representative of future results. The Company has attempted to establish a cost structure that is appropriate for anticipated future business activity. Certain fixed operating costs cannot be reduced quickly should business activity decline or remain at lower levels for an extended period. The Company continuously reviews its business structure and attempts to make adjustments accordingly.

Financial Overview
------------------
     In 2003 the Company's revenues increased to $74,275 from $67,440, due to:
       1. Increased sales activity in the Wealth Management business related to the sale of bonds and other investment products to retail customers.
       2. Increased net trading profits, but those increases were more than offset by decreases in investment banking income and income related to the Company's mortgage origination activity.

<Page 14>

       3. Increased revenues in the Asset Management business due to increases in assets from sales and market value increases.
       4. Increases primarily as the result of interest income from the partially-owned entities in the Corporate segment.

Segment Results

     The following table summarizes the changes in revenues and income or loss from operations before taxes of the Company and its segments. Total revenues and the Company's share of the results of operations of the partially-owned entities are included in the Corporate segment.

                                                The Years Ended
                                                  December 31,      Increase/
                                                 2003      2002     (Decrease)
                                                 ----      ----      --------
     Revenues:
     --------
       Capital Markets                         $29,651    $31,245    $(1,594)
       Investment Services
         Asset Management                        9,969      8,373      1,596
         Wealth Management                      26,130     22,071      4,059
                                               -------    -------    -------
                                                36,099     30,444      5,655
       Corporate                                 8,525      5,751      2,774
                                               -------    -------    -------
                                               $74,275    $67,440    $ 6,835
                                               =======    =======    =======
     Income (loss) before income taxes:
     ---------------------------------
       Capital Markets                         $ 2,450    $ 2,321    $   129
       Investment Services
         Asset Management                         (217)      (665)       448
         Wealth Management                        (332)    (1,604)     1,272
                                               -------    -------    -------
                                                  (549)    (2,269)     1,720
       Corporate                                   944      2,741     (1,797)
                                               -------    -------    -------
                                               $ 2,845    $ 2,793    $    52
                                               =======    =======    =======

Capital Markets Segment
-----------------------
     Capital Markets total revenues were $29,651 in 2003 compared to $31,245 in 2002, a decrease of $1,594 or 5%. Despite fewer total underwriting transactions in 2003 compared to 2002, total bond issuance volume was higher in 2003. A total of 72 transactions, both municipal and taxable, were completed for approximately $1.9 billion in 2003 compared to 81 transactions totaling approximately $1.8 billion in 2002. Total underwriting revenues were $23,370 in 2003 compared to $25,419 in 2002. The lower underwriting revenues and fewer transactions despite higher bond issuance volumes is due to issuers choosing to issue variable rate debt, given the current interest rate environment. The underwriting of variable rate debt generates less revenue for the Company than underwriting fixed rate debt. Commission income increased $1,408 to $1,472 due to the sale of a private placement of subordinated debt by the Company, part of which was sold by the Capital Markets Group to institutional clients. Trading profits increased $639 to $3,345 in 2003 as the result of a strong secondary market trading environment for bonds and preferred stocks. FHA mortgage origination income and gains from the sale of loans and servicing rights decreased $1,412 due to a lack of significant activity in 2003.

      Capital Markets expenses decreased $1,723 from $28,924 in 2002 to $27,201 in 2003. The decrease in expenses is primarily due to a decrease in legal and associated litigation settlement fees of $743 related to a lawsuit settled near the end of 2002 and a decrease in compensation and benefits of $381 related to lower incentive-based compensation paid on lower investment banking revenues in 2003. The decrease in expenses was partially offset by

<Page 15>

salary increases and other employee-related expenses. Total expenses for allocated administrative support were $5,104 in 2003 compared to $5,866 in 2002, a decrease of $761. The foregoing decreases were offset to a small extent by increases in several categories of expense, none of which was individually significant. The resulting net income from operations before income taxes for Capital Markets in 2003 was $2,450 compared to $2,321 in 2002.

Investment Services Segment
---------------------------
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses. Revenues and net losses were $36,099 and $549, respectively, in 2003 compared to $30,444 and $2,269, respectively, in 2002.

Asset Management-
     Total revenues were $9,969 in 2003 compared to $8,373 in 2002, an increase of $1,596 or 19%. Asset Management earns a management fee on its assets under management. Total assets under management averaged approximately $2.1 billion of assets during 2003, an approximate 9% increase over the approximate average of $1.9 billion during the same period in 2002. Assets under management were approximately $2.4 billion at December 31, 2003. Assets under management for both mutual fund and separate account assets increased due to both net sales and market value increases during 2003, thereby increasing management fee revenue by $795 to $8,076. Net sales over redemptions of assets under management approximated $274 million, and market value increases approximated $241 million during the year. The balance of the increase in revenues is due to dealer commissions related to mutual fund sales and fee revenues for management services unrelated to assets under management.

     Asset Management expenses increased $1,148 to $10,186 in 2003 compared to $9,038 in 2002. The increase is primarily due to increases in compensation and benefits, brokerage commissions paid, promotional expenses, and allocated administrative support expenses. Compensation and benefits increased $394 due to increased commission payouts on higher sales volumes, termination expenses, and overall compensation increases. Brokerage commissions paid increased $161 due to increased sales of mutual funds. Allocated administrative support expenses increased $286 from $1,906 in 2002 to $2,192 in 2003. Asset Management had a net loss from operations before income taxes of $332 in 2003 compared to a net loss from operations before income taxes of $1,604 in 2002.

Wealth Management-
     Total revenues of Wealth Management were $26,130 in 2003 compared to $22,071 in 2002, an increase of $4,059. The increased revenues are primarily due to increases in commissions, trading profits and investment management and advisory fees. Commissions increased $1,631 primarily due to the development of a new product area and a greater diversity of product sales. The Company has developed an origination and marketing capability for private placements of securities to qualified investors, and this enhanced commission revenue in 2003. Commission revenues also increased in other product areas including annuities and equities. Trading profits increased $1,439 as the result of the sale of secondary bond inventory at an increased profit due to an improved valuation of bonds carried in inventory, increased remarketing of bonds put back by investors, and a generally strong trading environment for bonds. Investment management and advisory fees increased $1,584 based on increased asset balances. Revenues associated with the sale of underwritten bonds of the Company decreased due to a lower volume of bonds being sold through the retail distribution channel, and this segment experienced no gain in 2003 on the Company's 2001 sale of its insurance agency business. A $303 gain recognized in 2002 on the sale of the insurance agency in 2001 was related to a contingent payment in 2002 which reflected the final payment on the sale.

     Total Wealth Management expenses were $26,462 in 2003 compared to $23,675 in 2002, an increase of $2,787. Employee compensation and benefits increased $1,424 primarily due to increased commission expense on higher revenues and the increased cost of new broker compensation arrangements. Fees paid to outside investment managers increased $1,168 due to the increased investment management and advisory business. Other expense increases were primarily related to increased office remodeling as the Company standardized its retail offices and increased travel and other promotional expenses. Allocated

<Page 16>

administrative support expenses increased $396 from $1,799 in 2002 to $2,175 in 2003. Wealth Management had a net loss from operations before income taxes of $331 in 2003 compared to a net loss from operations before income taxes of $1,604 in 2002.

Corporate Segment
-----------------
     Corporate revenues were $8,525 in 2003 compared to $5,751 in 2002. A large component of revenues was from interest and dividends which were $5,831 in 2003 compared to $3,920 in 2002, an increase of $1,911. Interest on the government agency-backed CMOs decreased $778 between years as the result of the declining principal balances due to principal prepayments. Prepayments of principal have caused the current investment balance to decrease by $7,689 to $13,693 at December 31, 2003. However, the overall increase in interest and dividends is the result of an increase of $2,664 in interest income from the increasing size of the loan portfolio of ZHF, the SBIC. The balance of the revenues included gains from partnership and other investments totaling $1,459 and a gain on the sale of PMC of $400 in 2003 compared to a gain of $600 in 2002. Both PMC gains related to the receipt of payment on a note receivable from EnvestNet. Revenues of the minority interests included in Corporate segment revenues were $5,494 in 2003 compared to $1,256 in 2002, an increase of $4,258.

     Total Corporate segment expenses, which are prior to the allocation of administrative support expenses, were $14,695 in 2003 compared to $12,531 in 2002. These expense totals include $2,097 and $1,265 in 2003 and 2002, respectively, of expenses of ZHF and ZEF, the partially owned entities, and ZHC, the management company of ZHF, which are fully reflected in the Company's expenses. Net total Corporate expenses associated with administrative support were $12,599 in 2003 compared to $11,266 in 2002. The increase in these expenses is primarily due to increased compensation and benefits expense due to marketing, information systems and legal expenses, as well as the establishment of a research department within the Corporate segment in 2003. The establishment of the research department from components of the other business areas, primarily the Capital Markets segment, was to protect the research department's independence from the other businesses. Administrative costs allocated to the other segments totaled $9,471 in 2003 compared to $9,551 in 2002. The adjustment for the minority-owned share of income in 2003 was $2,356 compared to a reduction of the minority share of the loss of $10 in 2002. The resulting Corporate net income from operations before income taxes after allocation of administrative support expenses and adjustment for minority interests was $944 in 2003 compared to $2,741 in 2002.

Treatment of Minority Interests Owned by Others
-----------------------------------------------
     The term "minority interest" refers to that portion of an enterprise owned by outside third parties. The Company's financial statements include two partially-owned entities, Ziegler Healthcare Fund I, LP ("ZHF") and Ziegler Equity Funding I, LLC ("ZEF"). The Company owns 11% of ZHF and 68% of ZEF. By virtue of the Company's general partnership interest in ZHF and its majority ownership of ZEF, the Company includes the full amount of the revenues of ZHF and ZEF of $5,494 in the Company's total revenues of $74,275. Likewise, the full amount of the expenses of $2,143 of these entities are included in the Company's total expenses of $69,074 in 2003. However, the Company only includes in its net income its share of each entity's net income. The share of net income belonging to the other owners is deducted as a "minority interest" and is not included in the Company's final net income. In the case of a combined loss in the two entities, the share of loss belonging to the other owners is added back to the Company's net income. The Company also includes all of the assets and liabilities of the partially-owned entities in its Consolidated Statements of Financial Condition. The ownership interest of the other owners of the entities is listed as a "minority interest."

     The entities in which the Company has a minority interest, ZHF and ZEF, together earned $3,351 in 2003 and lost $13 in 2002 before income taxes. The change in the adjustment for the minority interest for 2003 from an addback of $10 in 2002 to a reduction of $2,356 in 2003 is due to an increase in activity and the profitability of ZHF and ZEF in 2003 versus the loss in 2002. The

<Page 17>

increasing loan portfolio in ZHF and the return on investments in ZEF were the reasons for the increased profitability. In 2002, the minority interests together incurred a small loss and, in 2003, the minority interests together were profitable. These adjustments reflect the share of the profits or losses of the other owners of these entities.

     The increase in the balance of the minority interest in the Consolidated Statements of Financial Condition relates to other owners' contributions of capital to these entities and the accumulated share of their earnings net of any distributions. The minority interest increased $7,408 from $7,487 at December 31, 2002, to $14,895 at December 31, 2003. The increase included $5,052 of capital contributions from the other owners and $2,356 of the other owners' share of income for 2003.

Results of Operations - 2002 Compared to 2001
---------------------------------------------
(Dollars are expressed in thousands unless specifically indicated otherwise.)

Financial Overview
------------------
     In 2002, the Company's revenues declined from $80,679 to $67,440, a decrease of $13,239, primarily as the result of the disposition of PMC and, to a lesser extent, the sale of the insurance agency in 2001. Those disposed businesses together contributed $15,065 of revenues in 2001. The overall decrease in revenues was partially offset by an increase in 2002 revenues from a strong investment banking calendar, which provided fixed income investments for both institutional and retail clients. The low interest rate environment combined with the continued growth in the senior living and health care industries provided impetus for additional business activity. However, revenue from the Asset Management and Wealth Management businesses of our Investment Services segment has not grown substantially as market values have declined, and retail investors have not been as active in the purchase of investment products other than the Company's underwritten bonds.

     Profitability of the Company increased in 2002 primarily as the result of the elimination of the combined net loss of the operations that were sold, the net income from activities in the Corporate segment and the improved operations in the other segments.

<Page 18>

Segment Results
---------------
     The following table summarizes the changes in revenues and income or loss from operations before taxes of the Company and its segments. Total revenues and the Company's share of net income of the partially owned entities are included in the Corporate segment.

                                                 The Years Ended
                                                   December 31,     Increase/
                                                 2002       2001    (Decrease)
                                                 ----       ----     --------
      Revenues:
      --------
        Capital Markets                         $31,245   $28,898   $  2,347
        Investment Services
          Asset Management                       8 ,373     8,405        (32)
          Wealth Management                      22,071    21,384        687
          Portfolio Consulting                        -    16,231    (16,231)
                                                -------    ------   --------
                                                 30,444    46,020    (15,576)
        Corporate                                 5,751     5,761        (10)
                                                -------   -------   --------
                                                $67,440   $80,679   $(13,239)
                                                =======   =======   ========
      Income (loss) before income taxes:
      ---------------------------------
        Capital Markets                         $ 2,321   $ 4,070   $ (1,749)
        Investment Services
          Asset Management                         (665)     (616)       (49)
          Wealth Management                      (1,604)   (2,496)       892
          Portfolio Consulting                        -    (1,389)     1,389
                                                -------   -------   --------
                                                 (2,269)   (4,501)     2,232
        Corporate                                 2,741     2,632        109
                                                -------    ------    -------
                                                $ 2,793   $ 2,201   $    592
                                                =======   =======   ========

Capital Markets Segment
-----------------------
     The favorable environment for bonds and bond underwriting which continued into 2002 caused Capital Markets' revenues to increase $2,347 in 2002, an increase of 8%. The increase was due to increased investment banking revenues of $4,187. A total of 81 transactions, both municipal and taxable, were completed for approximately $1.8 billion of bonds which represents a 21% increase in transaction volume and a 7% increase in total bond issuance volume in 2002 over 2001. Investment banking revenue increases were offset by a decline in FHA mortgage loan origination, as borrowers chose alternative forms of financing. Trading profits decreased slightly from $2,903 in 2001 to $2,706 in 2002.

     Capital Markets' expenses increased $4,096 in 2002. An increase of $995 is due to increased incentive-based compensation paid on higher revenues in 2002. Legal expenses increased $362 in 2002 over 2001 primarily due to litigation on a matter involving the primary offering of securities. A revised allocation methodology resulted in an additional $3,009 of expense due to administrative support activities allocated to the Capital Markets segment. The resulting net income before income taxes for the Capital Markets segment was $2,321 in 2002 compared to $4,070 in 2001.

Investment Services Segment
---------------------------
     The Investment Services segment is made up of the Asset Management and Wealth Management businesses, both of which are impacted by the performance of the securities markets. The Portfolio Consulting business was also a part of this business before its disposition in August, 2001. The decrease in revenues and the decrease in the loss before income taxes of this segment from 2001 to 2002 are primarily due to the disposition of the Portfolio Consulting business.

<Page 19>

Asset Management-
     The Asset Management business was impacted by equity market value declines again in 2002. Sales efforts to obtain additional assets under management and the addition of assets from the Heartland Wisconsin Tax Free Fund were able to offset market value declines and asset outflows, allowing assets under management to remain at an average of approximately $1.9 billion dollars during 2002, which is very close to the average for 2001. As a result, revenues did not change significantly between years.

     Expenses of the Asset Management business approximated $9,000 in both years. Personnel reductions yielded a savings of approximately $645 in employee compensation and benefits in 2002. The decrease was offset by an increase in administrative support activity cost allocations of $458 due to a revision in the allocation methodology and other expenses of operations. The resulting net loss before income taxes was $665 in 2002 compared to $616 in 2001.

Wealth Management-
     The state of the economy, low prevailing interest rates, and the declines in equities market values created a high level of interest from our clients in the Company's underwritten fixed income securities. Revenues in the Wealth Management business related to the distribution of securities underwritten by the Company increased by $1,734. However, sales of other investment products declined such that total revenues increased only $687 in 2002 to $22,071 over 2001. Also affecting the comparison of revenues was $635 of revenues in 2001 from the insurance agency business that was sold in 2001 and the gains on the sale of the insurance agency which were $303 and $851 in 2002 and 2001, respectively.

     The overall increased volumes in the Wealth Management business as well as expenses related to the recruitment of additional producing brokers caused employee compensation and benefits to increase by $563. Wealth Management also increased promotional activities, some of which were related to the sale of the underwritten bonds. Additional legal expenses were incurred in conjunction with ongoing litigation. These increases were offset by a reduction in administrative support activity cost allocations of $2,121. Total expenses of the Wealth Management business decreased $204 in 2002 to $23,675 compared to 2001. The resulting net loss before income taxes was $1,604 in 2002 compared to $2,496 in 2001.

Portfolio Consulting -
     The Portfolio Consulting business was merged into an unaffiliated company on August 31, 2001. Total revenues in 2001 were $16,231 for the eight months this business was part of the Company. Total expenses for the same period in 2001 were $17,620 resulting in a loss of $1,389 in 2001. There was no activity recorded by the Company for this business in 2002. Gains associated with the transaction are reflected in the Corporate segment.

Corporate Segment
-----------------
     Corporate segment revenues were $5,751 in 2002 compared to $5,761 in 2001. Interest and dividends were $3,920 in 2002 compared to $3,298 in 2001 and are primarily related to investment and note balances, the most significant of which was the investment in government agency-backed collateralized mortgage obligations ("CMOs"). The investment in CMOs increased significantly in December 2001, but prepayments of principal have caused the current investment balance to decrease by $16,770 to $21,382 at December 31, 2002. The securities sold under agreements to repurchase, which was the credit facility used to fund this investment, also decreased by a corresponding amount to $21,268 at December 31, 2002. The increase in the CMO balances at the end of 2001 contributed an additional $411 of interest income in 2002. The reduction in principal and related debt will result in lower net interest income from this investment in the future. Corporate revenues in 2002 also include a $600 gain related to the disposition of PMC as the result of the receipt of a payment on a note. A gain of $1,399 was recognized in 2001 related to the PMC transaction. The Company also received a $341 rebate in 2002 from its clearing broker as the result of favorable contract negotiations which is reflected in other income. The contract with the

<Page 20>

clearing broker was extended through 2008, with provisions for earlier termination after 2005. These increases were offset by decreases in management fee and other income. Revenues from the entities in which the Company holds less than a 100% interest were $1,256 in 2002, which includes $984 of interest, compared to $71 in 2001.

     Corporate segment expenses, which include a substantial level of activities that support the other operating segments, are allocated to those segments based upon management's determination as described in Note 16 of the Notes to Consolidated Financial Statements. Total expenses prior to allocations were $12,531 in 2002 and $12,420 in 2001. These totals include $1,265 and $1,237 in 2002 and 2001, respectively, of expenses of ZHF and ZEF, the partially owned entities, and ZHC, the management company of ZHF, which are fully reflected in the Company's expenses. Reductions in expenses related to equipment lease expense for technology equipment, telecommunications expense, and interest expense were offset by an increase in employee compensation and benefit expense. The increase was due to a change in the allocation methodology whereby certain incentive-based amounts are recorded in the Corporate segment in 2002 rather than directly to the business areas as was the process in 2001. The allocation of administrative support activity costs was adjusted to reflect this change. The allocations to the other segments were $9,551 in 2002 compared to $8,245 in 2001. The partially owned entities incurred losses of $13 and $1,215 in 2002 and 2001, respectively, of which $10 and $1,046, respectively, are related to the minority interests.
The remaining share of the losses of the partially owned entities is included in the Corporate segment net income before taxes of $2,741 in 2002 compared to $2,632 in 2001.

Liquidity and Capital Resources
-------------------------------
(Dollars are expressed in thousands unless specifically indicated otherwise.)

     The Company is in the business of providing financial services. Adequate capital and liquidity are essential elements of the Company's businesses, especially with respect to underwriting activities. The Company must maintain sufficient liquidity to operate its businesses as well as meet the regulatory net capital requirements of its broker-dealer subsidiary, BCZ.

     A significant means of financing the Company's BCZ operations is the financing obtained through BCZ's clearing broker. BCZ is able to finance its securities inventory through its clearing broker under customary margin arrangements using its securities owned as collateral. At December 31, 2003, BCZ had a balance due to its clearing broker of $6,397 which was collateralized by $16,967 of securities owned by BCZ and held by the clearing broker. BCZ is able to trade the securities used as collateral and settles daily with the clearing broker.

     Additionally, BCZ acts as a remarketing agent for approximately $3.01 billion of municipal variable rate demand notes ("VRDNs") consisting of 172 issues, most of which BCZ previously underwrote. A total of approximately $2.94 billion can be tendered to BCZ at the option of the holder on seven days advance notice and approximately $74 million can be tendered without notice. The obligation of the municipal borrower to pay for tendered VRDNs is typically supported by a third party liquidity provider, such as a commercial bank. In order to avoid utilizing the third party liquidity provider, municipal borrowers contract with BCZ to remarket the tendered VRDNs. In its capacity as remarketing agent, BCZ may purchase and hold the VRDNs as part of its remarketing efforts. Amounts purchased as securities owned are generally held for less than two weeks. BCZ finances its inventory of VRDNs acquired pursuant to its remarketing activities through its clearing broker under the clearing broker's margin financing arrangements. There were no VRDNs held as part of securities owned at December 31, 2003 and $19,800 of VRDNs at December 31, 2002.

     BCZ is subject to the requirements of the Securities and Exchange Commission Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At December 31, 2003, BCZ had regulatory net capital of approximately $10,668 which exceeded the minimum net capital requirements by approximately $10,418. Such net capital

<Page 21>

requirements could restrict the ability of BCZ to pay dividends to the Parent. BCZ requires net capital in excess of its regulatory minimum in order to enter into most underwriting transactions. In the opinion of management, the current level of BCZ's net capital is adequate for the conduct of its business activities.

     The Parent and BCZ also share a revolving loan agreement in the amount of $20,000. The loan agreement is in the form of a demand note due April 29, 2004. The revolving loan agreement has been renewed annually by the bank and the Company intends to request renewal. The revolving loan agreement has restrictive covenants requiring, among other things, a specified level of net worth and a compensating balance of $330. The Company has maintained compliance with all applicable covenants on the loan agreement. BCZ borrowed a total of $17,100 at various times under this agreement in 2003, all of which was repaid. There have been no borrowings under this agreement by the Parent in 2003. There were no borrowings outstanding under this agreement by either the Parent or BCZ at December 31, 2003.

     The Parent also finances government agency-backed CMOs using a securities sold under agreement to repurchase arrangement commonly referred to as a repurchase agreement. The CMOs serve as collateral for the repurchase agreement. As securities which serve as collateral are paid down, the counterparty collects the payments, reduces the liability for the repurchase agreement covered by the collateral, and remits the balance to the Parent.
The Parent earns the difference between the interest earned on the CMOs and the interest paid to the repurchase agreement counterparty.

     A source of cash for the Parent has been and continues to be the issuance of unrated commercial paper classified as short-term notes payable on the Consolidated Statements of Financial Condition. These notes have varying maturities up to 270 days with the majority of notes being less than 60 days. In 2003, a total of $36,346 of notes were issued and $36,814 were repaid. The total balance of short-term notes payable outstanding was $4,214 as of December 31, 2003. The short-term notes payable are sold directly to customers and are limited by the availability of customers who wish to invest in these unrated short-term notes payable at the interest rates offered by the Company. The Company uses this facility as a source of additional liquidity and to reduce its reliance on higher interest rate borrowing alternatives.

     Ziegler Healthcare Fund I, LP ("ZHF") is a limited partnership in which the Company has an 11% direct and indirect interest. ZHF has been licensed to operate as a Small Business Investment Company ("SBIC") by the Small Business Administration ("SBA"). As an SBIC, ZHF is able to lend funds to qualifying small businesses using its own capital and funds borrowed from the SBA on favorable terms. In 2001, the SBA granted ZHF leverage of up to $38.2 million which was increased to $56.7 million in 2003. At December 31, 2003, ZHF had $34,177 of outstanding loans to small businesses and owed $23,240 on debentures due to the SBA. The loans to small businesses and the debentures to the SBA increased $14,318 and $9,150 in 2003, respectively. The interest to be received on the notes is scheduled to be sufficient to fund the interest due on the debentures, as well as provide for administrative expenses and a return to investors for contributed capital. Repayment terms on the notes from the qualifying small businesses, including prepayment penalties, are structured to approximately correspond to the repayment terms on the debentures due the SBA. Prepayments of notes can be redeployed to future notes being originated. At December 31, 2003, ZHF had a remaining approved leverage commitment from the SBA of up to $33.46 million and may apply for an additional $3.4 million commitment from the SBA after all funds related to the current commitment are invested. The Company's obligation as a subscribing investor to the partnership is limited to its commitment to the partnership of $2,800, of which $2,208 has already been funded as of December 31, 2003.

     ZEF is a partially-owned private equity fund which is also included in the Consolidated Financial Statements of the Company. The Parent has a remaining commitment to ZEF totaling approximately $2.9 million at December 31, 2003, which takes into consideration loans to employees. All employee loan arrangements were established prior to the Sarbanes-Oxley Act. The timing of the payment of the commitment is dependent upon the funding requirements of ZEF. Funding requirements are determined by ZEF based upon

<Page 22>

the identification of suitable investments to be made. No funding has occurred to date in 2003. The funding of the remaining commitment will be offset by returns on the investments in ZEF and the scheduled reduction of loans extended to employees.

     ZFC and BCZ, as subsidiaries of the Parent, have intercompany borrowing arrangements with the Parent to obtain or provide financing on a short-term basis, subject to regulatory requirements of each of the subsidiary entities. The Parent relies on its own cash balances or obtains funds from its revolving loan agreement to fund loans to either subsidiary. The Parent lends on a subordinated basis to BCZ in the event of a need for a temporary increase in capital for its broker-dealer business, as required by regulatory rules. This form of subordinated lending was not used in 2003. ZFC, whose activities include FHA loan origination, generally finances its activities from its own resources, through intercompany borrowings with the Parent, and by arrangements with other parties involved in the FHA transaction. No loans to ZFC were originated in 2003.

     The Company has contracted with a third party for the financing of B Share sales for its affiliated mutual funds, the North Track Funds. B Shares are mutual fund shares sold at net asset value to the investor, but subject to a contingent deferred sales charge typically for eight years after the original date of purchase. The third party financier advances the amount of the commission payable to the selling broker and in return receives the right to the 12b-1 fees paid on the B Shares for the eight years following date of purchase. There are certain "events of termination" in the contract with the third party that would allow for the third party to terminate the financing relationship. Among the "events of termination" is the discontinuation of 12b-1 fees, which is a current topic of discussion within the industry and by the SEC. Should 12b-1 fees be discontinued, the Company would be required to assume the future financing duties itself, should the Company feel it was appropriate to continue to distribute B shares of the North Track Funds.
There is no assurance that 12b-1 fees will not be discontinued or that the Company is capable of financing the securities.

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

     The Company repurchases its own common stock from time-to-time. In October 2003, the Company's board of directors approved the future purchase of up to 200,000 shares of Company stock in market or private transactions, under terms considered reasonable by management. The Company repurchased 85,359 shares in 2003 for a total of $1,225. The Company will evaluate the future purchase of its shares as opportunities arise, after giving consideration to cash availability, liquidity needs, and other relevant factors. The use of cash for share purchases may limit the Company's ability to expand current operations, acquire or develop new business operations.

Off-Balance Sheet Arrangements
------------------------------
     The Company has no material off-balance sheet arrangements.

Contractual Obligations
-----------------------
     The Company has contractual obligations to make future payments in connection with short-term and long-term debt and lease agreements for offices and equipment. See Notes 10 and 17 of the Notes to Consolidated Financial Statements for additional information about the obligations.

<Page 23>

     Contractual obligations at December 31, 2003 consist of the following:

                                             Less                       More
                                             than     2-3      4-5      than
                                   Total    1 year   years    years    5 years
                                  -------   ------   ------   ------   -------
         Long-term debt (a)       $24,860   $  405   $  810   $  405   $23,240
         Office leases (b)         13,961    2,789    5,045    3,539     2,588
         Equipment leases (b)         158       93       58        7         -
         Purchase obligations (c)   3,046      673    1,417      507       449
                                  -------   ------   ------   ------   -------
         Total                    $42,025   $3,960   $7,330   $4,458   $26,277
                                  =======   ======   ======   ======   =======

(a) The amounts reflected for long-term debt relate to a bank term loan and debentures due the SBA by ZHF. The bank term loan will be repaid from the Parent's operating cash flows or from dividend distributions from subsidiaries. The debentures due the SBA will be repaid from the collections on notes receivable held by ZHF from the borrowers who were qualified for such financing. The qualification of the borrowers allowed the Company's SBIC subsidiary to receive the funds from the SBA. See the related discussion in Liquidity and Capital Resources.

(b) The office and equipment leases represent the payments due on noncancelable agreements with the related equipment providers and landlords of the property under lease. The office leases typically allow for annual adjustments for actual operating costs incurred by the landlords, which would increase the amounts included in the table. Those amounts are currently unable to be estimated.

(c) Purchase obligations consist primarily of commitments related to compensation such as guaranteed payments for service from employee brokers and deferred compensation that vests over time and payments for insurance contracts currently in force. The amounts are subject to change and will not be paid if service, especially related to compensation, is not performed.

The Company has no payment obligations for leases classified as capital leases.

Critical Accounting Estimates
-----------------------------
     Accounting policies play an integral role in the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. See Note 2 of Notes to Consolidated Financial Statements for a discussion of significant accounting policies and other relevant information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the Company's consolidated financial statements.

     The following are considered to be among the Company's current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments-

     Substantially all financial instruments owned are reflected in the consolidated financial statements at market value or fair value or amounts that approximate those values. Cash and cash equivalents, securities owned, notes receivable and other investments on the Consolidated Statements of Financial Condition include forms of financial instruments. Where available, the Company uses prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and thinly traded securities that do not have readily determinable market values, or securities that have no established market, the determination of fair value requires management to estimate the value of the securities based upon

<Page 24>

available information such as projected cash flows, overall credit profile, and a review of the financial condition of the underlying entity. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, future events may indicate that these assumptions may not be accurate and the actual value realized upon disposition could be different from the current carrying value.

     As of December 31, 2003, the Company owned $14,396 of financial instruments that were valued by the Company based on fair valuation methodologies, taking into account such factors as credit quality and limited liquidity. A total of $10,875 of financial instruments included in other investments in the Consolidated Statements of Financial Condition include the investment in EnvestNet, partnership interests and other equity investments. The remaining $3,521 of financial instruments included three bond positions included in securities owned in the Consolidated Statements of Financial Condition.

Intangible Assets and Goodwill-

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." The excess cost over the fair value in an acquisition of net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives.
SFAS No. 142 was implemented by the Company on January 1, 2002. As of December 31, 2002 and 2003, the Company had $546 in goodwill and $2,019 in identifiable intangible assets, both of which are considered to have indefinite useful lives and are not being amortized based upon the Company's evaluation of these assets.

     Goodwill is impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. In estimating the fair value of the reporting unit, the Company uses valuation techniques based on discounted cash flows. The Company tests for impairment of goodwill on an annual basis and would conduct a test between the annual tests if a change in circumstances warranted such additional testing. All of the Company's goodwill of $546 is assigned to the Company's Wealth Management business within the Investment Services operating segment

     The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company evaluates the remaining useful life of the intangible assets that are not being amortized annually to determine whether events and circumstances continue to support indefinite useful lives. The Company tests for impairment of the intangible assets on an annual basis and more frequently if circumstances require it. All of the Company's identifiable intangible assets of $2,019 are assigned to the Company's Asset Management business within the Investment Services operating segment.

Reserves for Losses and Contingencies-

     In the normal course of business, the Company is named as a defendant in lawsuits. These suits arise in connection with the Company's role as an underwriter in securities offerings as well as a broker for customers. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company establishes accruals for probable losses that may result from such complaints and legal actions. In establishing these accruals, the Company uses its judgment to determine the probability that losses may be incurred and a reasonable estimate of the amount of the losses. In making these decisions, the Company bases its judgments on the knowledge of the situations, consultation with legal counsel, and experience. If the judgments prove to be incorrect, the Company's accruals may not accurately reflect actual losses that result from these lawsuits and legal actions, which could materially affect results in the period the expenses are ultimately determined. See Note 17 of the Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

<Page 25>

Forward Looking Statements
--------------------------
     Certain matters discussed herein or incorporated by reference, contain forward-looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand for investment advisory, banking and brokerage services in the markets served by the Company, pricing of services, successful management of regulatory and legal risks and requirements which necessarily accompany various segments of the Company's businesses, interest rates, retention of key employees, profitable operations of the institutional trading desks, competition in the financial services industry, the ability to collect receivables and realize the value of investments, the Company's ability to realize the value of goodwill and other intangible assets, the Company's ability to profitably expand its business lines, national healthcare and tax policies, and the ability of the Company to underwrite and distribute securities. Forward-looking statements are subject to the risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "may," "objective," "plan," "possible," "potential," "project," "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate; or (iii) the Company's analysis is correct. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk
------------------
     Interest rate risk, one component of market risk, arises from holding interest sensitive financial instruments such as municipal, institutional, and corporate bonds, and certain preferred equities. The Company manages its exposure to interest rate risk by monitoring its inventory with respect to its total capitalization and regulatory net capital requirements. The Company's inventory of securities is marked to market and, accordingly, represents current value with no unrecorded gains or losses in value. While a significant portion of the Company's securities may have contractual maturities in excess of several years, the inventory, on average, turns over frequently during the year. Accordingly, the turnover of inventory mitigates the exposure to interest rate risk.

     The Company's other investments include government-agency backed CMOs issued by the Government National Mortgage Association and the Federal National Mortgage Association. These investments have a fixed rate of interest and are subject to scheduled and early prepayments. The Company finances the CMOs using a repurchase agreement. The Company is exposed to the risk that the cost of financing, which is based on short-term rates adjusted monthly, would exceed the interest received on the CMOs, which is a fixed coupon extending to maturity or prepayment, whichever occurs first.
Management is of the opinion that the spread between the rate of interest earned and interest paid is sufficient to mitigate the risk of loss in net

<Page 26>

interest received versus interest paid. Management continuously reviews these positions for an adequate spread in interest rates.

Equity Price Risk
-----------------
     Equity price risk results from exposure to changes in the prices of equity securities. The Company faces equity price risk with respect to the fees it earns on the portfolio of assets it manages for clients. As of December 31, 2003, the Company managed a portfolio with an aggregate value of approximately $2.4 billion in the form of separately managed and mutual fund accounts. Of the total, approximately $779 million related to equity securities portfolios. Declines in the equities market would adversely affect the amount of fee-based revenues. While this exposure is present, quantification remains difficult due to the number of other variables affecting fee income. In general, a reduction in assets will cause a reduction in revenue of approximately the same proportion. Interest rate changes can also have an effect on fee income as it relates to the value of fixed income securities portfolios.

     In addition to the CMOs noted above, other investments also include: the investment in The EnvestNet Group, Inc. ("EnvestNet"), partnership investments owned by ZEF, and an equity investment owned by ZHF, the 11% owned entity of the Company. There is no ready market for these securities; accordingly, the Company has established procedures to periodically review these securities for proper valuation. Management believes that the amounts at which these investments are recorded is fair value. See the table below.

     The table below provides information about the Company's financial instruments as of December 31, 2003 that are sensitive to market risk. For securities owned and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The investment in EnvestNet is listed as resulting in a cash flow in 2004 when the note receivable is expected to be paid and no cash flows during the next four years, although cash flows may occur if the common stock is sold or dividends are paid. For partnership interests, the table presents the cost and fair value of the investments. The partnership interests are expected to provide a return of capital plus earnings in the periods specified. Other equity interests is primarily an investment of ZHF (the SBIC) which is currently expected to be short-term in nature and will be sold when a purchaser is identified. The table specifies the current expectation of the cash flows, but makes no assumptions or estimates as to earnings, gains, or losses. Trading accounts are shown in the caption "Securities Owned" and non-trading accounts are shown in all other captions.

<Page 27>

                                            Expected Maturity Dates
                                       ---------------------------------
                                                                                           Market or
                                       2004   2005    2006   2007   2008  Thereafter Total Fair Value
                                       ----   ----    ----   ----   ----  ---------- ----- ----------
                                                    (Dollars in Thousands)
ASSETS
------
Securities Owned - Fixed Rate
-----------------------------
  Municipal bonds                     $  115 $   197 $  257 $  355 $  499  $12,382  $13,805  $12,924
  Weighted average interest rate       4.43%   4.04%  3.94%  4.24%  4.27%    6.10%

  Preferred Stock                          -       -      -      -      -    3,188    3,188    3,171
  Weighted average interest rate                                             6.54%

  Institutional bonds                      -      82     59     23     21      533      718      694
  Weighted average interest rate               3.33%  4.12%  4.57%  5.12%    6.32%

  Other                                    -       -      -      -      -    1,068    1,068    1,068
  Weighted average interest rate

Notes Receivable
----------------
  SBA Qualified Borrowers(1)           1,025  10,706  4,293  7,444  7,821    2,888   34,177   34,177
  Weighted average interest rate      12.75%  12.74% 12.67% 12.67% 12.52%   12.96%

  Other                                  555     366    361    226     42      500    2,050    1,925
  Weighted average interest rate       3.05%   3.49%  3.70%  3.51%  2.75%    5.15%

Other Investments
--------------
  CMOs(2)                                  -       -      -      -      -   13,693   13,693   13,693
  Weighted average interest rate                                             8.30%

  Investment in EnvestNet, net         2,000       -      -      -      -    4,904    6,904    6,904

  Partnership Interests                  520     750      -      -      -        -    1,270    1,270

  Other Equity Interests                   -   2,700      -      -      -        1    2,701    2,701

LIABILITIES
-----------

Short-Term Notes Payable(3)            4,214       -      -      -      -        -    4,214    4,214
---------------------------
  Weighted average interest rate       2.19%

Securities Sold Under Agreements to
-----------------------------------
Repurchase(3)                         13,669       -      -      -      -        -   13,669   13,669
-------------
  Weighted average interest rate       1.32%

Long-Term Debt
--------------
  SBA Debentures(4)                        -       -      -      -      -   23,240   23,240   23,240
  Weighted average interest rate                                             5.81%

  Bank term loan                         405     405    405    405      -        -    1,620    1,620
  Weighted average interest rate(5)    5.59%   5.59%  4.11%  4.11%

(1)  These balances are notes receivable of ZHF, the partially owned entity, and are not directly payable to the Company.
(2)  Assumes no prepayment.  When prepayments occur, the corresponding debt used to finance these investments will decrease by a similar amount.
(3)  The information includes actual interest rates at December 31, 2003.  These securities are likely to be renewed with the lenders when due.  The future interest rates cannot be predicted.
(4)  These balances are related to ZHF, the partially owned entity, and are not a direct obligation of the Company.
(5)  The rates in 2006 and 2007 are based on 30 Day LIBOR plus 300 basis points.  As of December 31,
     2003, the rates would be 4.11%.  The 2006 and 2007 rates cannot be accurately predicted.

<Page 28>

     Material limitations exist in determining the overall net market risk exposure to the Company. The information presented can be affected by many assumptions, including the levels of market interest rates, prepayments of principal on notes and CMOs, the turnover of securities owned, the credit quality of obligors and issuers, and other factors. Therefore, the above information should not be relied upon as indicative of future actual results.

<Page 29>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

                 THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                -----------------------------------------------
                       AS OF DECEMBER 31, 2003 AND 2002
                       ---------------------------------
                   (In thousands, except per share amounts)

                 ASSETS                               2003           2002
                 ------                             --------       --------
Cash and cash equivalents                           $ 24,591       $ 10,448
Securities owned                                      17,857         53,888
Receivables, net                                       5,155          4,171
Notes receivable, net                                 36,102         21,842
Other investments                                     24,568         29,886
Deferred income taxes                                  1,545          1,967
Land, buildings and equipment, at cost,
 net of accumulated depreciation of
 $14,297 and $13,490, respectively                     5,696          5,377
Goodwill and other intangible assets                   2,565          2,565
Other assets                                           2,981          2,659
                                                    --------       --------
     Total assets                                   $121,060       $132,803
                                                    ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Short-term notes payable                            $  4,214       $  4,682
Securities sold under agreements to repurchase        13,669         21,268
Payable to broker-dealers                              6,405         27,686
Accrued compensation                                  12,045         11,065
Long-term debt                                        24,860         16,115
Other liabilities and deferred items                   4,892          4,458
                                                    --------       --------
         Total liabilities                            66,085         85,274
                                                    --------       --------

Minority interest                                     14,895          7,487

Commitments

Stockholders' equity-
 Preferred stock, $1 par, 500 shares
  authorized, none issued                                  -              -
 Common stock, $1 par, 7,500 shares
  authorized, 3,544 shares issued                      3,544          3,544
 Additional paid-in capital                            6,226          6,222
 Retained earnings                                    52,837         51,793
 Treasury stock, at cost, 1,421 and
  1,352 shares, respectively                         (22,266)       (21,286)
 Unearned compensation                                  (261)          (231)
                                                    --------       --------
         Total stockholders' equity                   40,080         40,042
                                                    --------       --------
         Total liabilities and
           stockholders' equity                     $121,060       $132,803
                                                    ========       ========

See accompanying notes to consolidated financial statements.

<Page 30>

                   THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                   --------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               ----------------------------------------------------
                     (In thousands, except per share amounts)

                                                   2003       2002       2001
                                                 -------    -------    -------
Revenues:
 Investment banking                               $28,393    $30,730    $24,905
 Commissions                                       14,908     11,491     13,871
 Investment management and advisory fees           12,075      9,707     24,311
 Net trading profits                                8,084      5,692      5,451
 Interest and dividends                             7,168      5,474      5,169
 Gain on sale of operations                           400        903      2,250
 Other income                                       3,247      3,443      4,722
                                                  -------    -------    -------
                                                   74,275     67,440     80,679
                                                  -------    -------    -------
Expenses:
 Employee compensation and benefits                43,711     40,499     42,532
 Communications and data processing                 5,830      6,402     10,019
 Promotional                                        4,755      4,601      4,318
 Occupancy                                          4,349      4,117      4,251
 Brokerage commissions and clearing fees            2,819      3,045      3,639
 Professional and regulatory                        2,033      2,264      1,342
 Investment manager and other                       2,013        844      9,560
 Interest                                           1,626      1,447      2,646
 Other expenses                                     1,938      1,438      1,217
                                                  -------    -------    -------
                                                   69,074     64,657     79,524
                                                  -------    -------    -------
      Income before income taxes and
       minority interest                            5,201      2,783      1,155

Minority interest in net (income) loss of
 subsidiaries                                      (2,356)        10      1,046
                                                  -------    -------    -------
      Income before income taxes                    2,845      2,793      2,201

Provision for income taxes                            672        973        887
                                                  -------    -------    -------
      Net income                                  $ 2,173    $ 1,820    $ 1,314
                                                  =======    =======    =======


Per share data:
 Basic and diluted earnings per share              $ 1.01     $ 0.81     $ 0.55


See accompanying notes to consolidated financial statements.

<Page 31>

                           THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                           --------------------------------------------

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    -----------------------------------------------------------
                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                       ----------------------------------------------------
                    (Dollars in thousands, except share and per share amounts)

                                             Additional                   Unearned
                                      Common  Paid-In   Retained Treasury  Compen-
                                      Stock   Capital   Earnings  Stock    sation     Total
                                      ------  -------   -------- -------- --------- -------
BALANCE, December 31, 2000            $3,544   $6,242   $51,112  $(17,699) $ (45)   $43,154

  Net income                               -        -     1,314         -      -      1,314
  Dividends declared ($.52 per share)      -        -    (1,254)        -      -     (1,254)
  Cost of treasury stock purchased
   (32,700 shares)                         -        -         -      (529)     -       (529)
  Stock issued as compensation
   (7,202 shares)                          -        3         -       109      -        112
  Restricted stock grant                   -        5         -        45    (50)         -
  Amortization of unearned
   compensation                            -        -         -         -     58         58
                                      ------   ------   -------  --------  -----    -------
BALANCE, December 31, 2001             3,544    6,250    51,172   (18,074)   (37)    42,855

  Net income                               -        -     1,820         -      -      1,820
  Dividends declared ($.52 per share)      -        -    (1,199)        -      -     (1,199)
  Cost of treasury stock purchased
   (240,153 shares)                        -        -         -    (3,674)     -     (3,674)
  Stock issued as compensation
   (1,448 shares)                          -        -         -        22      -         22
  Restricted stock grant                   -      (28)        -       440   (412)        -
  Amortization of unearned
   compensation                            -        -         -         -    218        218
                                      ------   ------   -------  --------  -----    -------
BALANCE, December 31, 2002             3,544    6,222    51,793   (21,286)  (231)    40,042

  Net income                               -        -     2,173         -      -      2,173
  Dividends declared ($.52 per share)      -        -    (1,129)        -      -     (1,129)
  Cost of treasury stock purchased
   (83,693 shares)                         -        -         -    (1,201)     -     (1,201)
  Stock issued as compensation
   (1,438 shares)                          -        -         -        22      -         22
  Restricted stock grants                  -        5         -       224   (229)         -
  Restricted stock forfeitures             -       (1)        -       (25)    26          -
  Amortization of unearned
   compensation                            -        -         -         -    173        173
                                      ------   ------   -------  --------  -----    -------
BALANCE, December 31, 2003            $3,544   $6,226   $52,837  $(22,266) $(261)   $40,080
                                      ======   ======   =======  ========  =====    =======


See accompanying notes to consolidated financial statements.


<Page 32>

                     THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  ----------------------------------------------------
                                    (In thousands)

                                                         2003       2002       2001
                                                       -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 2,173    $ 1,820    $ 1,314
 Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                         1,585      1,965      3,259
   Allowances                                              225          -          -
   (Gain) loss on sale of equipment                         (8)        60       (267)
   Gain on sale of operations                             (400)      (903)    (2,250)
   Compensation expense paid in stock                      195        240        170
   Deferred income taxes                                   422      1,038        (29)
   Minority interest in net loss of subsidiaries         2,356        (10)    (1,046)
   Change in assets and liabilities:
    Decrease (increase) in -
     Securities owned                                   36,031     44,548    (54,759)
     Receivables                                          (984)       169       (340)
     Other assets                                         (332)      (604)      (384)
    Increase (decrease) in -
     Payable to broker-dealers                         (21,281)   (51,403)    54,781
     Accrued compensation                                  980      2,178      2,952
     Other liabilities and deferred items                 459        732      3,901
                                                       -------    -------    -------
          Net cash provided by (used in)
           operating activities                         21,421       (170)     7,302
                                                       -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from-
  Sale of land and equipment                                31         25        364
  Payments received on notes receivable                  6,170      4,240     12,374
  Decrease in investment in affiliate                        -          -        510
  Sales/paydowns of other investments                    8,689     16,795      4,708
  Sale of operations, net                                    -        303      2,768
 Payments for-
  Issuances of notes receivable                        (19,655)   (19,821)    (2,357)
  Capital expenditures                                  (1,917)    (1,978)    (2,109)
  Purchases of other investments                        (3,971)      (500)   (20,855)
  Acquisition of mutual fund intangible assets               -     (2,019)         -
                                                       -------    -------    -------
          Net cash used in investing
           activities                                  (10,653)    (2,955)    (4,597)
                                                       -------    -------    -------


See accompanying notes to consolidated financial statements.


<Page 33>

                      THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                      --------------------------------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)
                   -----------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 ----------------------------------------------------
                                    (In thousands)

                                                        2003       2002       2001
                                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from -
  Issuance of short-term notes payable                $36,346    $30,797    $19,739
  Short-term bank borrowing                            17,100     12,000     47,100
  Securities sold under agreements to repurchase            -          -     19,614
  Issuance of long-term debt                            9,150     14,515      1,600
  Minority interest capital contributions               5,052      6,238      2,305
 Payments for -
  Principal payments on short-term notes
   payable                                            (36,814)   (29,490)   (19,370)
  Repayments of short-term bank borrowing             (17,100)   (12,000)   (58,600)
  Securities sold under agreements to repurchase       (7,599)   (16,602)    (4,118)
  Repayments of long-term debt                           (405)    (1,700)    (1,602)
  Purchase of treasury stock                           (1,226)    (3,674)      (529)
  Cash dividends                                       (1,129)    (1,199)    (1,254)
                                                      -------    -------    -------
          Net cash provided by (used in)
           financing activities                         3,375     (1,115)     4,885
                                                      -------    -------    -------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           14,143     (4,240)     7,590

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         10,448     14,688      7,098
                                                      -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $24,591    $10,448    $14,688
                                                      =======    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Interest paid during the year                       $ 1,475    $ 1,330    $ 2,709
  Income taxes paid (refunded) during the year             42        (57)    (4,385)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Granting of restricted stock from
   treasury stock                                     $   229   $    412    $    50
  Noncash items related to disposition of PMC
   Notes receivable received                                -          -      4,500
   Common stock received                                    -          -      9,500
   Deferred gain recorded                                   -          -      5,596


See accompanying notes to consolidated financial statements.

<Page 34>

                  THE ZIEGLER COMPANIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                (Dollars in thousands, except per share amounts)


 (1) Organization and Nature of Business-
     -----------------------------------
     The Ziegler Companies, Inc. ("ZCO") and its wholly and partially owned subsidiaries (collectively, the "Company") are principally engaged in investment banking, financial advisory, investment advisory, asset management, retail brokerage, fixed income institutional sales and trading, and related financial services. These services are provided to institutions, businesses and individuals throughout the United States.
     B. C. Ziegler and Company, the Company's largest subsidiary, is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers.

 (2) Significant Accounting Policies-
     -------------------------------
     Principles of Consolidation-
     ---------------------------
     The consolidated financial statements of the Company include the accounts of ZCO and its wholly owned subsidiaries, B. C. Ziegler and Company ("BCZ"), Ziegler Financing Corporation ("ZFC"), First Church Financing Corporation ("FCFC"), Ziegler Healthcare Capital, LLC ("ZHC"), and ZHP I, LLC ("ZHP"), a general partnership. The Company's consolidated financial statements also include the accounts of Ziegler Equity Funding I, LLC ("ZEF"), a 68% owned entity, and Ziegler Healthcare Fund I, LP ("ZHF"), an 11% owned entity through both a direct and indirect relationship for which ZHP is the general partner. ZHF is a Small Business Investment Company ("SBIC") regulated by the Small Business Administration ("SBA"). ZHC, ZHP, ZHF and ZEF initiated operations in 2001. ZEF is 32% owned by
     qualified officers and employees of the Company.   The Company disposed of
     PMC International, Inc. ("PMC") in 2001. See Note 3. In March 2002, FCFC ceased doing business. All significant intercompany balances and transactions are eliminated in consolidation.

     The Company had a 50% interest in Ziegler Mortgage Securities, Inc. II ("ZMSI"), an unconsolidated entity accounted for by the equity method. ZMSI was dissolved in December, 2001. See Note 11.

     Securities Transactions-
     -----------------------
     Securities transactions are recorded on a settlement date basis, with related revenues and expenses recorded on a trade date basis. In the normal course of business, the Company, like other firms in the securities industry, purchases and sells securities as both principal and agent. If another party to the transaction fails to perform as agreed, the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

     Securities owned are valued at market value or, in the event there is no readily identifiable market value, fair value as determined by management based upon market values of similarly traded securities and other relevant factors. Unrealized gains or losses are reflected in income.

     Investment Banking-
     ------------------
     Investment banking revenues include gains, losses, and fees, net of direct expenses, arising from debt securities offerings in which the Company acts as an underwriter. Investment banking revenues also include fees earned from providing strategic consulting, merger and acquisition, and financial advisory services. Investment banking management fees are recorded on the

<Page 35>

     offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Deferred expenses on investment banking transactions not yet completed were $364 and $359 at December 31, 2003 and 2002, respectively.

     Commission Income and Expenses-
     ------------------------------
     Acting as an agent, the Company earns substantially all commission income by buying and selling securities on behalf of its customers and earning commissions on the related transactions. Commission income and related expenses are recorded on a settlement date basis which is not materially different from trade date. Although commissions are generally associated with individual securities transactions and the dollar amount of the transactions, the Company also earns and records commission income based on the value of assets in certain customer accounts.

     Investment Management and Advisory Fees-
     ---------------------------------------
     The Company earns investment management and advisory fees for investment advice and administrative services provided. The Company earns fees based on the net asset value of the individual and institutional accounts. Revenues from investment management and advisory fees and related activities are recognized over the period in which services are performed.

     Investment advisory and performance reporting services provided to independent financial advisors and institutions have specific expenses associated with those services. Those expenses include fees paid to the investment managers, outside independent financial advisors servicing the client, and custodians specifically related to the accounts. The expenses associated with those payments are included in investment manager and related fees.

     Income Taxes-
     ------------
     Certain income and expense items are accounted for in different periods for financial reporting purposes than for income tax purposes.
     Appropriate provisions are made in the Company's consolidated financial statements for deferred income taxes in recognition of these temporary differences. A valuation allowance is established for deferred tax assets when, as determined by management, it is more likely than not that the tax benefit will not be realized.

     Depreciation-
     ------------
     The Company provides for depreciation of assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Buildings are depreciated over 20 to 40 years. Furniture, fixtures, and equipment are depreciated over 3 to 10 years. Leasehold improvements are depreciated over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation expense for these assets was $1,575, $1,972, and $2,729 in 2003, 2002, and 2001,
     respectively.

     Other Investments-
     -----------------
     Other investments consists primarily of available-for-sale securities. Temporary unrealized gains and losses, if any, are reflected in other comprehensive income. Declines in value below cost that are considered other-than-temporary impairment, if any, are reported as a reduction to net income. Other investments are carried at market value to the extent a readily ascertainable market for the investment exists, otherwise the investments are valued at fair value as determined by management. No other-than-temporary impairment was recorded in 2003, 2002, or 2001.

<Page 36>

     Goodwill and Other Intangible Assets-
     ------------------------------------
     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is $2,565 as of December 31, 2003. During 2002 the Company acquired intangible assets consisting of books, customer records, and other intangible assets associated with a mutual fund which were valued at $2,019. Both the goodwill and other intangible assets have an indefinite useful life and are not amortized.

     The Company periodically evaluates the carrying amount of its goodwill and other intangible assets, considering such factors as historical profitability and projected future cash flows to determine whether the value of the assets is impaired. During 2003 or 2002 there was no impairment. The goodwill and other intangible assets are assigned to the Investment Services operating segment.

     Repurchase Agreements-
     ---------------------
     Transactions involving sales of securities under agreements to repurchase are accounted for as collateralized financings. Current transactions involve the financing of collateralized mortgage obligations. Collateral is valued monthly, and the Company receives payments from the counterparty when repayments of the collateral exceed the amount of the repurchase agreement.

<Page 37>

     Stock-Based Compensation-
     ------------------------
     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation related to stock options is presented below. The Black-Scholes option pricing model was used in all calculations.

                                                         For the Years Ended
                                                             December 31,
                                                      ------------------------
                                                       2003     2002     2001
                                                      ------   ------   ------
           Net income, as reported                   $2,173   $1,820   $1,314
           Deduct:  Total employee compensation
             expense determined under fair value
             based method for stock options, net
             of related tax effects                      (73)     (82)    (139)
                                                      ------   ------   ------
           Pro forma net income                       $2,100   $1,738   $1,175
                                                      ======   ======   ======
           Earnings per share:
             Basic-as reported                        $1.01    $0.81    $0.55
                                                      =====    =====    =====
             Basic-pro forma                          $0.98    $0.78    $0.49
                                                      =====    =====    =====

             Diluted-as reported                      $1.01    $0.81    $0.55
                                                      =====    =====    =====
             Diluted-pro forma                        $0.97    $0.77    $0.49
                                                      =====    =====    =====

           Weighted average significant assumptions under Black-Scholes:

             Risk-free interest rate                   4.00%    5.00%   4.51%
             Dividend yield                            3.40%    3.00%   3.50%
             Stock price volatility                   20.00%   20.31%  20.45%
             Option life (in years)                   10.0     10.0    10.0
             Weighted average fair value of
               options granted during the year        $2.43    $3.39   $2.71

     Comprehensive Income-
     --------------------
     Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income, but excluded from net income. There are no items of other comprehensive income in 2003, 2002 or 2001; therefore, comprehensive income equals net income in all years presented.

     Cash Equivalents-
     ----------------
     Cash equivalents are defined as unrestricted short-term investments with original maturities within three months of the date of purchase and money market investments.

<Page 38>

     Use of Estimates-
     ----------------
     The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     New Accounting Pronouncements-
     -----------------------------

     Goodwill and Other Intangible Assets-
     ------------------------------------
     During 2002, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.
     Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets.

     In accordance with SFAS No. 142, the Company ceased amortizing goodwill totaling $546 as of the beginning of 2002. As a result, during the year ended December 31, 2002, the Company did not recognize amortization of goodwill totaling $52 that would have been recognized had the previous standards been in effect. The Company had no purchased intangibles as of the beginning of 2002. The following table presents the impact of SFAS No. 142 on net income and earnings per share had the standard been in effect for the three year period ended December 31, 2003:

                                                        For the Years Ended
                                                            December 31,
                                                      ----------------------
                                                       2003    2002    2001
                                                      ------  ------  ------
            Net income as reported                    $2,173  $1,820  $1,314
            Add back goodwill amortization                 -       -     504
                                                      ------  ------  ------
            Adjusted net income                       $2,173  $1,820  $1,818
                                                      ======  ======  ======
            Basic and diluted earnings
              per share as reported                    $1.01   $0.81  $ 0.55
            Add back goodwill amortization                 -       -    0.21
                                                       -----   -----  ------
            Adjusted basic and diluted earnings
              per share                                $1.01   $0.81   $0.76
                                                       =====   =====   =====

     Accounting for Stock-Based Compensation - Transition and Disclosure-
     -------------------------------------------------------------------
     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 14.

<Page 39>

     Guarantor's Accounting and Disclosure Requirements for Guarantees,
     ------------------------------------------------------------------
     Including Indirect Guarantees of Indebtedness of Others-
     -------------------------------------------------------
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. In addition, Interpretation No. 34, "Disclosure of Indirect Guarantees of Others," is rescinded, though the guidance contained therein has been carried forward into Interpretation No. 45 without modification. The initial recognition and initial measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

     Consolidation of Variable Interest Entities-
     -------------------------------------------
     In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

     In December 2003, a revised version of Interpretation 46 ("Revised Interpretation No. 46") was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation
     No. 46 is required to be adopted by most public companies no later than March 31, 2004. We are reviewing the adoption of Revised Interpretation No. 46 and do not anticipate that it will have a material effect on the consolidated financial statements.

     Derivative Instruments and Hedging Activities-
     ---------------------------------------------
     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements.

<Page 40>

     Accounting for Certain Financial Instruments with
     -------------------------------------------------
     Characteristics of Both Liabilities and Equity-
     ----------------------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various EITF (Emerging Issue Task Force) consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements.

     Reclassifications-
     -----------------
     Certain prior year amounts have been reclassified to conform with current year presentation.

(3)  Disposition of PMC-
     ------------------
     In August, 2001, the Company exchanged its 100% interest in PMC, its Denver-based managed account and performance reporting services subsidiary, for a minority interest in The EnvestNet Group, Inc. ("EnvestNet"). The disposition of PMC included its respective subsidiaries, Portfolio Management Consultants, Inc. and Portfolio Brokerage Services, Inc. The Company received 9,681,784 shares of common stock of EnvestNet valued at $9,500. EnvestNet also assumed $8,000 in debt owed to the Company. EnvestNet paid $3,500 of the debt at closing, $1,500 of the debt on August 31, 2002, which included interest at the annual rate of 10%, and $1,000 of the debt on August 31, 2003 which included interest at 12%. The $1,000 payment in 2003 was part of an original $3,000 note due in 2003 but amended to provide for the payment made in 2003 while extending the remaining amount due to a $2,000 payment due August 31, 2004. Interest on the remaining note is 12% and is being paid to the Company monthly.

     A before tax gain of $1,399 was recorded based, in part, on cash received on the date of sale in 2001. An additional gain of $5,596 was deferred at the time of the disposition due to the uncertainty of collection of the debt and realization of the value of the common stock. Since that date, the amount of deferred gain has been reclassified as a valuation allowance against the carrying value of the EnvestNet securities. Coincident with the receipt of note payments in the amounts of $1,500 on August 31, 2002 and $1,000 on August 31, 2003, gains of $600 and $400 were taken into income, respectively. This reduced the valuation allowance to its December 31, 2003 value of $4,596. Therefore the remaining balance associated with the PMC sale transaction, which includes the remaining note and the common stock net of the valuation allowance, is $6,904 and is included in other investments in the Consolidated Statements of Financial Condition. See Note 7.

     There is no market for the Company's share of investment in EnvestNet. EnvestNet, a closely held mid to late stage development company, is

<Page 41>

     engaged in the business of providing managed account and performance reporting services. EnvestNet has been unable to generate sufficient revenues to support its operations since its purchase of PMC from the Company. Accordingly, EnvestNet has engaged in several rounds of capital raises, issuing preferred stock and secured notes that were dilutive and senior to the Company's holdings.

     The Company evaluates, each quarter, whether or not the net carrying value of the EnvestNet securities have become impaired. Among other things, this exercise takes into account the amount of dilution the Company has experienced, EnvestNet's progress toward achieving profitability, EnvestNet's continued ability to raise capital, and market conditions for gathering and retaining assets under administration. Based upon all information known to date, management has determined that the carrying value of the EnvestNet securities net of the valuation allowance approximates its fair value.

     In connection with the transaction, the Company entered into a shareholder agreement along with other shareholders, that contains restrictions with regard to transferring any shares of EnvestNet common stock. Under the agreement the Company agreed that it will not transfer the shares of common stock, except for certain limited permitted transfers, or transfers in accordance with the agreement. In connection with the agreement, other EnvestNet shareholders have a right of first refusal with respect to the transfer of any shares of common stock.

 (4) Sale of Insurance Agency-
     ------------------------
     In June, 2001, the Company sold its insurance agency. The gain recognized in 2001 after all related expenses was $851 before taxes and is included in gain on sale of operations in the Consolidated Statements of Operations. The Company received cash of $650 at closing and received a balance of $259 in 2002 related to the original closing of the sale. The sale agreement also required a contingent payment from the purchaser associated with retention of the customer base by the purchaser. In connection with the retention requirements of the sale agreement, an additional $303 was received and recorded as a gain in 2002.

 (5) Securities Owned-
     ----------------
     Securities owned at December 31 consists of trading securities at market value, as follows:
                                                      2003        2002
                                                    -------     -------
     Municipal bonds                                $12,924     $49,643
     Preferred stocks                                 3,171       1,770
     Other                                            1,762       2,475
                                                    -------     -------
                                                    $17,857     $53,888
                                                    =======     =======

     Municipal bonds consist primarily of revenue bonds issued by state and local governmental authorities related to healthcare or long-term care facilities.

     Included in municipal bonds at December 31, 2003 are $7,102 from one Wisconsin issuer and $2,081 from one Minnesota issuer. Included in municipal bonds at December 31, 2002 are $10,000 of bonds from one Illinois issuer, $9,800 of bonds from one Indiana issuer, $9,138 of bonds from two Florida issuers, $6,804 of bonds from one New Jersey issuer, and $5,296 of bonds from one Pennsylvania issuer.

<Page 42>

 (6) Notes Receivable-
     ----------------
     Notes receivable at December 31 consist of the following:

                                                       2003        2002
                                                     -------     -------
     SBA-qualified borrowers                        $34,177     $19,859
     Employees (see Note 11)                          1,550       1,983
     Other                                              500           -
                                                    -------     -------
                                                     36,227      21,842
     Allowance                                         (125)          -
                                                    -------     -------
                                                    $36,102     $21,842
                                                    =======     =======

     ZHF, in its capacity as an SBIC, extends credit to qualifying small businesses using funds from investors, which includes the Company, and funds drawn from the SBA. The notes are amortized over 5 to 25 years and are at a fixed rate of interest. Typically the notes require a balloon payment after a term of 3 to 7 years. The funds from the SBA are recorded as long-term debt in the Consolidated Statements of Financial Condition. See Note 10.

 (7) Other Investments-
     -----------------
     Other investments at December 31 consist of the following:

                                                       2003        2002
                                                     -------     -------
     Collateralized mortgage obligations ("CMOs") $13,693 $21,382 Investment in EnvestNet, net of valuation
       allowance of $4,596 and $4,996                  6,904       7,504
     Other                                             3,971       1,000
                                                     -------     -------
                                                     $24,568     $29,886
                                                    =======     =======

     Because of the nature of the underlying mortgage obligations, the true market values are difficult to determine, but management believes the market values at December 31, 2003 and December 31, 2002, approximate par value. The CMOs are subject to prepayment. Proceeds from the prepayment of principal on the CMOs were $7,689, $14,950, and $4,123, in 2003, 2002, and 2001, respectively. There was no gain or loss on these prepayments. During 2003 no CMOs were sold. During 2002, the Company received gross proceeds from the sale of two of the securities totaling $1,819, which resulted in a gain of $2. No unrealized holding gains or losses have been recorded in other comprehensive income. The Company finances the CMOs using a repurchase agreement. See Note 9.

     The investment in EnvestNet includes the note receivable due on August 31, 2004, and the common stock owned by the Company net of a valuation allowance. In conjunction with receipt of EnvestNet stock, the Company became party to an EnvestNet shareholders' agreement. The Company owns less than 20% of the EnvestNet common stock at December 31, 2003 and 2002, and does not exert significant influence over EnvestNet. See Note 3.

     Other includes partnership interests owned by ZEF, the 68% owned entity of the Company, and an equity investment owned by ZHF, the 11% owned entity of the Company. Both the partnership interests and equity investment are valued at fair value as determined by management.

<Page 43>

 (8) Payable to Broker-Dealers-
     -------------------------
     BCZ clears its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The relationship with the clearing brokers results in amounts payable for transaction processing, inventory purchases, and losses on securities transactions offset by fees earned, commissions, inventory sales and profits on securities transactions. The amounts payable to the primary clearing broker of $6,397 and $27,586 at December 31, 2003 and 2002, respectively, relate primarily to the financing of inventory and are collateralized by securities owned by BCZ with a market value of approximately $16,967 and $53,163 at December 31, 2003 and 2002, respectively. See Note 9.

 (9) Short-Term Borrowing Arrangements-
     ---------------------------------
     The Company obtains financing by issuing commercial paper classified in the Consolidated Statements of Financial Condition as short-term notes payable. During 2003, 2002 and 2001, average outstanding balances were approximately $6,021, $4,639 and $3,474, respectively. Maximum borrowings based on month-end balances for those same years were approximately $8,634, $5,607 and $4,272, respectively. During 2003, 2002 and 2001, the weighted average interest rates were approximately 2.2%, 3.0% and 4.6%, respectively. The amounts outstanding at December 31, 2003 and 2002, were $4,214 and $4,682, respectively. The average interest rate on commercial paper outstanding at December 31, 2003 was approximately 2.1%.

     The Company uses repurchase agreements to finance other investments. Repurchase agreements are classified in the Consolidated Statements of Financial Condition as securities sold under agreements to repurchase. As of December 31, 2003 and 2002, the Company had open repurchase agreements totaling $13,669 and $21,268, respectively. The collateral under these agreements consists of CMOs backed by various U.S. government agencies. The maximum borrowings under these agreements were $21,000 and $37,477 in 2003 and 2002, respectively. These agreements were at interest rates ranging from 1.3% to 1.6% in 2003, 1.6% to 2.1% in 2002 and 2.1% to 6.8%
     in 2001. The interest rate at December 31, 2003, was 1.3%, which varies with the market rate of interest. See Note 7.

     The Company had a bank line of credit for short-term bank borrowing at December 31, 2003 and 2002, totaling $20,000. In accordance with normal banking practices, this line may be withdrawn at the discretion of the lender and is payable on demand. The $20,000 facility has restrictive covenants that require, among other things, the Company to maintain a specified level of tangible net worth. Interest is charged at 30 day LIBOR plus 275 basis points which was 3.9% at December 31, 2003. The Company is required to maintain $330 as a compensating balance at December 31, 2003 and 2002. There are no legal restrictions on the withdrawal of these funds. The Company had no amounts outstanding at December 31, 2003 or 2002.

     The Company finances securities owned through its clearing relationship. Funds are borrowed at the federal funds rate plus 50 basis points, which
     was 1.4% at December 31, 2003, and are due 	under normal margin
     arrangements for securities inventory. During 2003, 2002, and 2001, average outstanding balances were $10,686, $12,082, and $41,304, respectively. Maximum borrowings outstanding for those same years were approximately $87,300, $85,961, and $133,647, respectively. During 2003, 2002, and 2001, the weighted average interest rates were approximately 1.7%, 2.3%, and 4.4%, respectively. The clearing agent financing is included in payable to broker-dealers in the Consolidated Statements of Financial Condition. See Note 8.

<Page 44>

     Interest expense on short-term borrowing arrangements for the year ending December 31 was as follows:
                                                  2003       2002        2001
                                                  ----      ------      ------
     Short-term notes payable                     $139      $  146      $  171
     Repurchase agreements                         278         589         910
     Short-term bank borrowing                       2          48         265
     Clearing broker financing                     184         282       1,052
                                                  ----      ------      ------
     Total                                        $603      $1,065      $2,398
                                                  ====      ======      ======
(10) Long-term Debt-
     --------------
     Long-term debt at December 31, 2003 and 2002, consists of the following:

                                                             2003        2002
                                                           -------     -------
     Bank term loan; payable in quarterly installments;
      due November, 2007; interest at 5.59%                $ 1,620     $ 2,025
     SBA Debentures:
       Due March, 2012; interest at 7.209%                   2,700       2,700
       Due September, 2012; interest at 5.536%               4,530       4,530
       Due March, 2013; interest at 5.494%                   7,860       6,860
       Due September, 2013; interest at 5.741%               8,150           -
                                                           -------     -------
                                                           $24,860     $16,115
                                                           =======     =======

     The bank term loan bears interest at a fixed rate of 5.59% for three years through November 4, 2005, and a floating rate of 30-day LIBOR plus 300 basis points for the remaining two years. The bank term loan is due in quarterly installments of $101 through November 4, 2007. The bank term loan has the same covenants and other requirements as the bank line of credit. See Note 9.

     ZHF, the 11% owned limited partnership of the Company, is a Small Business Investment Company ("SBIC"). In its capacity as an SBIC, ZHF extends credit to qualifying small businesses using funds from investors, which includes the Company, and funds from the SBA. The funds from the SBA are drawn down from a total available commitment to ZHF from the SBA of $56,700. ZHF incurred a fee of $567 for the commitment which has been deferred and is being amortized over ten years, the approximate period any debt associated with the commitment will be outstanding. The remaining available commitment from the SBA at December 31, 2003 is $33,460. ZHF may apply for an additional $3,400 commitment from the SBA after all funds related to the current commitment are invested.

     ZHF periodically draws on the SBA commitment to fund qualifying loans.
     The draws are pooled semi-annually by the SBA with other loans and offered to the public as a certificate guaranteed by the SBA at which time the interest rate and maturity date on the debentures are determined. The interest rate on the debentures, when pooled, approximates the ten year treasury rate plus approximately 60 basis points as of December 31, 2003. Prior to pooling, an interim interest rate applies which is a weighted average interest rate approximating LIBOR plus 140 basis points, or approximately 2.9%. The SBA pools debentures semi-annually in March and September. Debentures are due ten years from the pooling date and may be prepaid after five years without penalty.

     ZHF has extended notes to qualified small businesses totaling $34,177 and $19,859 as of December 31, 2003 and 2002, respectively. The notes are structured to fund all interest on the debentures and be paid in conjunction with the repayment terms of the debentures. See Note 6.

<Page 45>

     Scheduled payments due on long-term debt are as follows:

                             2004                       $   405
                             2005                           405
                             2006                           405
                             2007                           405
                             2008                             -
                             Thereafter                  23,240
                                                        -------
                                                        $24,860
                                                        =======

(11) Related Party Transactions-
     --------------------------
     The Company sponsors the North Track family of mutual funds (the "Funds"). Certain Company officers also serve as officers of the Funds. The Company provides administrative, distribution, and investment advisory services for the Funds. Total fees for services earned from the Funds were $6,554, $5,723 and $6,080 in 2003, 2002 and 2001, respectively, and are included in investment management and advisory fees in the Consolidated Statements of Operations. Amounts due from the Funds were $1,271 and $1,115 at December 31, 2003 and 2002, respectively, and are included in receivables in the Consolidated Statements of Financial Condition.

     The Company served as manager of ZMSI pursuant to a written agreement. The Company owned $500 of $9 non-cumulative, non-voting preferred stock and $10 of common stock of ZMSI all of which was redeemed in 2001. Management fees earned by the Company from ZMSI were $153 in 2001. ZMSI was dissolved in December 2001.

     The Company provided limited equity trading in 2003, 2002, and 2001, leased office space in 2003 and 2002 and operational support in 2002 and 2001 to EnvestnetPMC, a subsidiary of EnvestNet. Total fees for these services were $110, $73, and $61 in 2003, 2002 and 2001, respectively. EnvestNetPMC provided the Company with reporting and reconciliation services for various asset-based accounts in 2002 and 2001. The Company paid EnvestnetPMC $40 for these services in both 2002 and 2001. All amounts paid or received are since the date of the disposition of PMC. See Note 3.

     The Company, in order to attract qualified investment consultants to the retail brokerage operation, has extended credit to certain investment consultant employees. The credit is in the form of notes signed by the individual investment consultants. The balance of notes receivable from investment consultants is $1,072 and $1,476 as of December 31, 2003 and 2002, respectively, and is included in notes receivable in the Consolidated Statements of Financial Condition. Note receivable balances of $179 at December 31, 2003 relate to investment consultants who are no longer employees. The notes vary in maturity from one to five years, maturing in 2004 to 2008, and are at market rates of interest. See
     Note 6.

     ZCO has extended credit to certain employees in conjunction with their participation as investors in ZEF, a private equity fund sponsored by the Company. The credit is in the form of notes signed by individual employees totaling $403 and $507 at December 31, 2003 and 2002, respectively, and is included in notes receivable in the Consolidated Statements of Financial Condition. The notes are payable to ZCO through 2008, are full recourse to the employee, and are at market rates of interest. See Note 6.

     The Company advanced $1,100 to a private equity fund sponsored by the Company as of December 31, 2003. The advance is short-term and will be repaid from capital contributions received from investors. The amount is included in receivables in the Consolidated Statements of Financial Condition.

<Page 46>

(12) Retirement Plans-
     ----------------
     The Company maintains contributory profit sharing plans for substantially all full-time employees and certain part-time employees. The plans provide for a guaranteed Company match equal to 50% of employee contributions up to 6% of defined compensation and a discretionary annual Company contribution up to 6% of defined compensation for each year. The annual discretionary Company contributions are at the discretion of the board of directors. The discretionary annual contributions were 3%, 3%, and 2% in 2003, 2002, and 2001, respectively. Retirement plan expense of the Company was $1,261, $1,268, and $1,097 in 2003, 2002 and 2001,
     respectively.

(13) Income Taxes-
     ------------
     The provision for (benefit from) income taxes from continuing operations for the years ended December 31 consisted of the following:

                                                       2003     2002     2001
                                                       ----    ------    ----
        Current federal (benefit) provision            $426    $  (94)   $949
        Current state provision                           -        29      47
        Deferred provision (benefit)                    246     1,038    (109)
                                                       ----    ------    ----
                 Total                                 $672    $  973    $887
                                                       ====    ======    ====

     The following are reconciliations of the statutory federal income tax rates to the effective income tax rates:
                                                       2003     2002     2001
                                                       ----     ----     ----
       Statutory federal income tax rate               34.0%    34.0%    34.0%
       State income taxes, net of related
         federal tax benefit                           5.8      5.7     13.8
       Tax-exempt interest income, net of related
        nondeductible interest expense               (12.0)   (13.5)   (13.3)
       Goodwill amortization                              -        -      7.8
       Nondeductible business expenses                  3.4      3.1      4.1
       Changes in prior year estimated taxes          (8.0)     5.1     (6.3)
       Other, net                                       0.4      0.4      0.2
                                                       ----     ----     ----
       Effective income tax rate                       23.6%    34.8%    40.3%
                                                       ====     ====     ====

<Page 47>

     The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:
                                                               2003      2002
                                                             ------    ------
        Deferred tax assets:
         Deferred compensation                                $  767    $  277
         Alternative minimum tax credit                          525         -
         Accrued expenses                                        435       806
         Deferred income                                         412       533
         Net operating loss carryforwards                        280     1,163
         Allowance for losses                                     17         2
         Fixed assets                                              3        80
         Other                                                     -        63
                                                              ------    ------
        Total deferred tax assets                              2,439     2,924
                                                             ------    ------
        Deferred tax liabilities:
         Deferred gain                                         (784)     (787)
         Goodwill amortization                                 (110)        -
         Prepaid expenses                                         -      (170)
                                                              ------    ------
       Total deferred tax liabilities                           (894)     (957)
                                                              ------    ------
       Net deferred tax assets                                $1,545    $1,967
                                                              ======    ======

     The Company has deferred tax assets generated from state net operating loss carryforwards which expire beginning 2013 through 2022.

     Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that the realizability of deferred tax assets are more likely than not, the Company gave consideration to a number of factors including recent earnings history, expected future earnings and expiration dates associated with net operating loss carryforwards.

(14) Stock-Based Compensation Plans-
     ------------------------------
     In April, 1998 the Company established the 1998 Stock Incentive Plan (the "1998 Plan") for key employees of the Company. Stock options, restricted stock and stock appreciation rights may be granted under the 1998 Plan. A total of 435,000 shares were issuable under the 1998 Plan, of which 117,166 shares remain available to be issued as of December 31, 2003.

     Restricted Stock-
     ----------------
     The Company has issued restricted common stock to certain key employees under the 1998 Plan. Upon issuance, an employee's ownership of shares is subject to full or partial forfeiture in accordance with a vesting schedule. The grants vest in three to five years equally each year following the date of grant. The total market values on the respective grant dates were $229, $412, and $50 for the 2003, 2002 and 2001 grants, respectively, and are recorded as unearned compensation, a separate component of stockholders' equity. Unearned compensation is amortized to expense over the respective vesting periods. All unvested shares are forfeited if an employee is terminated for any reason.

<Page 48>

     A summary of restricted stock vesting and the related compensation expense is as follows:
                                                      2003      2002     2001
                                                     ------    ------   ------
                                                        (number of shares)
     Unvested at beginning of year                   37,600    16,200   21,150
     Granted                                         14,750    29,000    3,000
     Forfeited                                       (1,666)        -        -
     Vested                                         (17,944)   (7,600)  (7,950)
                                                     ------    ------   ------
     Unvested at end of year                         32,740    37,600   16,200
                                                     ======    ======   ======
     Compensation expense included in net income       $173      $218      $58
                                                       ====      ====      ===

     Stock Options-
     -------------
     The Company has granted options to substantially all full-time employees of the Company under the 1998 Plan. Substantially all outstanding options have a fixed exercise price equal to the market price of the Company common stock on the date of grant. The vesting period for the options varies from being immediate to vesting over a period of seven years and the options are exercisable over a period of 10 years. Currently outstanding options expire on various dates ranging from 2008 to 2013. Unexercised options are forfeited on termination of employment subject to certain exceptions related to death, disability, and termination without cause.

     A summary of fixed price stock option activity is as follows:

                                                          Options Outstanding
                                                          -------------------
                                                          Number       Price*
                                                          -------      ------
     Balance, December 31, 2000                           384,400      $18.04
     Granted                                               18,500       17.13
     Forfeited                                            (67,000)      18.31
                                                          -------
     Balance, December 31, 2001                           335,900       17.94
     Granted                                                4,000       14.25
     Forfeited                                            (33,450)      17.57
                                                          -------
     Balance, December 31, 2002                           306,450       17.93
     Granted                                                2,000       18.13
     Forfeited                                            (28,700)      18.00
     Expired                                              (27,000)      16.07
                                                          -------
     Balance, December 31, 2003                           252,750	     18.13
                                                          =======
     *Weighted Average

     At December 31, 2003, all outstanding options are exercisable at prices ranging from $14.00 to $19.38 per share and a weighted average price of $18.13 per share with a weighted average life of 6.0 years. The total options currently vested and able to be exercised at December 31, 2003, based upon the time of employee service is 117,919.

(15) Net Capital Requirements-
     ------------------------
     As the Company's registered broker-dealer, BCZ is subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. BCZ has elected to use the alternative method permitted by the Rule, which requires that BCZ maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 2003, BCZ had net capital of approximately

<Page 49>

     $10,668 which was approximately $10,418 in excess of its required minimum capital. Such net capital requirements could restrict the ability of BCZ to pay dividends to ZCO.

(16) Operating Segments-
     ------------------
     The Company is organized and provides financial services through three operating segments. These operating segments are Capital Markets, Investment Services and Corporate. Operating segment results include all direct revenues and direct expenses of the operating units in each operating segment as well as an allocation of indirect administrative and operating costs.

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

     The Corporate segment includes the Company's corporate investment and financing activities and unallocated corporate revenues and expenses. Corporate investment activities include the investment in CMOs described in Note 7, the activities and share of income related to ZHF, ZHC, and the Company's proportionate share of ZEF, and the net investment in EnvestNet. The effect on net income before taxes after the adjustment for minority interests is reflected below. Revenues related to minority interests were $5,494.

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

<Page 50>

     Operating segment financial information is as follows:

                                                  2003       2002       2001
                                                -------    ------     -------
     Revenues:
       Capital Markets                          $29,651    $31,245    $28,898
       Investment Services                       36,099     30,444     46,020
       Corporate                                  8,525      5,751      5,761
                                                -------    -------    -------
                                                $74,275    $67,440    $80,679
                                                =======    =======    =======

                                                  2003       2002       2001
                                                -------    -------    -------
     Net income (loss) before income taxes
       Capital Markets                          $ 2,450    $ 2,321    $ 4,070
       Investment Services                         (549)    (2,269)    (4,501)
       Corporate                                    944      2,741      2,632
                                                -------    -------    -------
                                                $ 2,845    $ 2,793    $ 2,201
                                                =======    =======    =======

     The Company's revenues and net income (loss) before taxes presented above are derived entirely from domestic operations. The Company does not segregate asset information by operating segment.

(17) Commitments and Contingent Liabilities-
     --------------------------------------
     In the normal course of business, the Company enters into firm underwriting commitments for the purchase of debt securities. These commitments require the Company to purchase debt securities at a specified price. In order to mitigate the risk of holding recently underwritten debt securities, the Company attempts to obtain commitments to sell the debt securities to customers. At December 31, 2003, the Company had no firm commitments to purchase debt securities.

     In the normal course of business, the Company serves as the remarketing agent on certain variable-rate municipal bonds that can be tendered back to the respective issuers, generally upon seven days advance notice, by the holders. In its role as remarketing agent, the Company may purchase the tendered bonds into its own securities inventory. The Company finances the purchase of variable-rate municipal bonds through its clearing broker. See Notes 5, 7 and 8.

     The Company has entered into certain agreements where payment has been received and future performance is required. Although fees have been collected, they have not been included in the revenue of the Company. Revenue will only be recognized when performance is complete or all risk that fees will be returned has been eliminated. The fees are included as deferred revenue in other liabilities and deferred items in the Statements of Financial Condition and total $1,156 and $1,314 at December 31, 2003 and 2002, respectively.

     In the normal course of business ZHF, the Company's 11% owned entity, makes commitments to originate loans. At December 31, 2003, ZHF had no outstanding commitments to originate loans.

     The Company leases office space under noncancellable lease agreements, which allow for annual adjustments to the minimum lease payments to reflect increases in actual operating costs. The Company also leases office and computer equipment under noncancellable agreements. Rental

<Page 51>

     expense for 2003, 2002 and 2001 was $3,630, $3,672, and $4,894
     respectively. Future minimum lease payments which extend through 2008 and thereafter, are:
                          2004                   $2,882
                          2005                    2,581
                          2006                    2,445
                          2007                    2,389
                          2008                    1,157
                          Thereafter              2,588

     In the normal course of business, the Company is the subject of customer complaints and is named as a defendant in various legal actions arising from the securities and other businesses. The Company has established reserves for losses determined to be probable as a result of these customer complaints and legal actions. Although the outcome of litigation is always uncertain, especially in the early stages of a complaint or legal action, based on its understanding of the facts and the advice of legal counsel, management believes that resolution of these actions will not result in a material adverse effect on the consolidated financial condition or results of operations of the Company. However, if during any period any adverse complaint or legal action should become probable or be resolved, the results of operations could be materially affected.

(18) Fair Value of Financial Instruments-
     -----------------------------------
     The financial instruments of the Company are reported in the Consolidated Statements of Financial Condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments, with the exception of the following financial instruments:

     Notes Receivable-
     ----------------
     The fair value of Notes Receivable, net of allowances, approximates $35,980 and $24,863 at December 31, 2003 and 2002, respectively. The discount rates were based on the Company's current loan rates. The Company uses various means to determine fair value of the notes including current interest rates, the credit profile of the issuer, the term of the note, and discounted cash flow analysis depending upon the circumstances.

     Long-Term Debt-
     --------------
     The fair value of Long-Term Debt at December 31, 2003 and 2002 approximates $23,312 and $16,115, respectively, which was determined based on current market rates offered on bonds and discounted cash flow analysis.

<Page 52>

(19) Earnings per Share-
     ------------------
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31(shares in thousands):

                                                  2003        2002        2001
                                                 ------      ------      ------
     Net income                                  $2,173      $1,820      $1,314
                                                 ======      ======      ======
     Basic
     -----
     Weighted average shares outstanding          2,144       2,237       2,394
                                                  =====      ======       =====
      Basic earnings  per share                   $1.01       $0.81       $0.55
                                                  =====       =====       =====
     Diluted
     -------
     Weighted average shares outstanding-
      Basic                                       2,144        2,237      2,394
     Effect of dilutive securities:
      Restricted stock                               11          13          13
      Stock options                                   -           -           1
                                                  -----       -----       -----
     Weighted average shares outstanding-
      Diluted                                     2,155       2,250       2,408
                                                  =====       =====       =====
     Diluted earnings  per share                  $1.01       $0.81       $0.55
                                                  =====       =====       =====

<Page 53>

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of The Ziegler Companies, Inc.:

We have audited the accompanying consolidated statement of financial condition of The Ziegler Companies, Inc. and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of The Ziegler Companies, Inc. and Subsidiaries, as of December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements for 2001 in their report dated
February 9, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2003 and 2002, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles.

                                 /s/ KPMG LLP

Milwaukee, Wisconsin
January 30, 2004

<Page 54>

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHER ANDERSEN LLP REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

To the Stockholders and the Board of Directors of The Ziegler Companies, Inc.:

We have audited the accompanying consolidated statements of financial condition of The Ziegler Companies, Inc. (a Wisconsin corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ziegler Companies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 9, 2002


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

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------
      Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's fourth quarter ended December 31, 2003 that have

<Page 55>

materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the Company's fourth fiscal quarter.

<Page 56>

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

DIRECTORS OF THE COMPANY

     The Company's bylaws provide that the directors be divided into three classes, with the terms of one class of directors expiring at each annual meeting.

Name                      Age           Position
----                      ---           --------
Bernard C. Ziegler III    54            Director, Chairman

Donald A. Carlson         57            Director and Senior Managing Director-
                                        Capital Markets Group

John C. Frueh             69            Director

Gerald J. Gagner          68            Director

Peter R. Kellogg          61            Director

Belverd E. Needles, Jr.   61            Director

John J. Mulherin          52            Director and President and Chief
                                        Executive Officer

     Mr. Ziegler is currently serving as a director with a term expiring in 2005. He has been a director since 1993 and Chairman since October 2003. During the past five years Mr. Ziegler has been President, Ziegler/Limbach, Inc., West Bend, Wisconsin, a business development and management firm.

     Mr. Carlson - See below.

     Mr. Frueh is currently serving as a director with a term expiring in 2004. He has been a director since 1976. Mr. Frueh is President, Aegis Group, Inc., a firm specializing in acquisition and management of manufacturing and distributing companies since 1986. Mr. Frueh is not standing for reelection at this year's annual meeting.

     Mr. Gagner is currently serving as a director with a term expiring in 2006. He has been a director since 2000. Mr. Gagner is General Partner, New West Investors, L.P., retired business executive and private investor, and Director, LSB Industries, Inc.

     Mr. Kellogg is currently serving as a director with a term expiring in 2004. He has been a director since 1995. Mr. Kellogg is Senior Advisory Director, Goldman Sachs/Spear, Leeds & Kellogg, a specialist firm on the New York Stock Exchange (since October 2000); Director, Nami Tai Electronics. Before assuming his position with Goldman Sachs, Mr. Kellogg was Senior Managing Director of Spear, Leeds and Kellogg, an NYSE specialist firm.

     Mr. Needles is currently serving as a director with a term expiring in 2006. He has been a director since 2003. Mr. Needles is Professor of Accountancy, DePaul University since 1978; Principal, Vice President and Secretary of Needles & Powers, a textbook development and executive training company; Immediate past President, International Association of Accounting Education and Research; Senior Vice-Chair (Chair-Elect), Board of Directors, Illinois CPA Society.

     Mr. Mulherin - See below.

<Page 57>

EXECUTIVE OFFICERS OF THE COMPANY

Name                      Age           Position
----                      ---           --------
John J. Mulherin          52            President and Chief Executive Officer

Gary P. Engle             51            Senior Vice President, Chief Financial
                                        Officer and Chief Administrative
                                        Officer of the Company

S. Charles O'Meara        54            Senior Vice President, Secretary and
                                        General Counsel of the Company

Jeffrey C. Vredenbregt    50            Vice President, Controller and
                                        Treasurer of the Company

Officers of Subsidiaries Deemed Executive Officers of the Company

Name                      Age           Position
----                      ---           --------
Brian K. Andrew           41            Chief Investment Officer - Asset
                                        Management Group

Donald A. Carlson         57            Senior Managing Director - Capital
                                        Markets Group

Darrell P. Frank          45            Senior Managing Director - Services
                                        and Technology Group

Henry Hakewill IV         54            Senior Managing Director - Marketing
                                        and Communications Group

Thomas R. Paprocki        49            Chief Operating Officer - Capital
                                        Markets Group

Thomas S. Ross            50            Senior Vice President and Chief Credit
                                        Officer

David G. Stoeffel         45            Senior Managing Director - Asset
                                        Management Group

John C. Todd              55            Senior Managing Director - Wealth
                                        Management Division

Officers are appointed by and serve at the pleasure of the board of directors. There is no arrangement or understanding between any officer and any other person pursuant to which he was elected as an officer.

     Mr. Mulherin has been President and Chief Executive Officer of the Company since February 2000. From June 1999 to February 2000, Mr. Mulherin was chief administrative officer at Villanova Capital, the asset management group of Nationwide Insurance. Prior to joining Villanova Capital, Mr. Mulherin served as president of National Financial Correspondent Services Company, Boston, a clearing subsidiary of Fidelity Investments, and previous to that served as chief operating officer of Fidelity Investments Institutional Services Company, a mutual fund distribution and services organization since August 1995. Mr. Mulherin is a director with a term expiring in 2006. He has been a director since 2000.

     Mr. Engle has been Senior Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since April 1999. Prior to joining the Company, Mr. Engle was Chief Financial Officer of trust and investments at Firstar Corp, a financial services company, since 1996.

<Page 58>

     Mr. O'Meara has been Senior Vice President and General Counsel of the Company since 1993.

     Mr. Vredenbregt has been Vice President and Controller of the Company since 1987 and Treasurer of the Company since 1996. He was appointed Chief Financial Officer of B. C. Ziegler and Company in 2000.


     Mr. Andrew has been Chief Investment Officer - Asset Management Group since 2001. He was previously an officer of Ziegler Asset Management, Inc., a former subsidiary of the Company, since September 1994.

     Mr. Carlson is the Senior Managing Director of the Capital Markets Group. Mr. Carlson joined the Company in 1975. Mr. Carlson is a director with a term expiring in 2005. He has been a director since 1998.

     Mr. Frank is the Senior Managing Director of the Company's Services and Technology Group since 2000. He joined the Company in 1985.

     Mr. Hakewill has been Senior Managing Director - Marketing and Communications Group of the Company since 2001. From January 2000 to May 2001, Mr. Hakewill was Director of e-Business Strategy consulting at Commerce One, a global provider of e-commerce solutions to Fortune 1000 companies. Prior to joining Commerce One, Mr. Hakewill served as Vice President/Chief Marketing Officer for Allstate Bank, from October 1998 to December 1999.

     Mr. Paprocki has been Chief Operating Officer - Capital Markets Group since April 2001. He was previously Managing Director of Sales and Trading since joining the Company in 1997.

     Mr. Ross has been Chief Credit Officer since 2000. He also serves as a Vice President and Chairman of the Finance Committee of B. C. Ziegler and Company, a subsidiary of the Company, since 1986.

     Mr. Stoeffel joined the Company as Senior Managing Director - Asset Management Group in February 2003. Prior to joining the Company, Mr. Stoeffel was Senior Vice President of Nomura Asset Management U.S.A. Inc., Business Units Sales/Marketing, a global investment management company, from 1998 to 2003 and Eastern Division Manager of Brinson Funds, a mutual company, from 1997 to 1998. Mr. Stoeffel was appointed as an executive officer of the Company as of March 26, 2003.

     Mr. Todd has been the Senior Managing Director, Wealth Management Division since 2002. He was previously the Director of Sales at Disciplined Investment Advisors, an investment management company, since 1998.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Mr. Peter R. Kellogg, a director of the Company, is the subject of a disciplinary proceeding brought by the National Association of Securities Dealers, a self regulatory organization of the securities industry, in which it is alleged that Mr. Kellogg directed allegedly improper wash and matched trades in August, 2001. The conduct that is the subject of the complaint involved personal trading activity of Mr. Kellogg, and was unrelated to the business of the Company. Mr. Kellogg has indicated his intention to defend this administrative proceeding which is expected to begin on March 17, 2004.

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

<Page 59>

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that both John C. Frueh and Belverd
E. Needles, Jr., members of the Company's Audit Committee, qualify as "audit committee financial experts" within the meaning of the Securities and Exchange Commission rules. The Board of Directors has also determined that both Mr. Frueh and Mr. Needles are independent under the rules of the American Stock Exchange applicable to audit committee members.

AUDIT COMMITTEE

     The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and consists of the following members: John C. Frueh, Peter R. Kellogg, and Belverd E. Needles, Jr.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other key financial personnel as well as company employees. The code of ethics can be viewed at the Company's website, www.ziegler.com.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of statements of beneficial ownership and of changes therein furnished to the Company during and with respect to the 2003 calendar year and written representations made to the Company, the management of the Company believes that during 2003 its executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock met the
Section 16(a) requirements on a timely basis except through inadvertence, one Form 4 was filed late on behalf of Mr. Stoeffel on December 11, 2003, reporting one transaction that occurred on November 18, 2003.

<Page 60>

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

                          EXECUTIVE COMPENSATION

The Summary Compensation Table below discloses the compensation for the past three years of the Company's Chief Executive Officer and each of the Company's other five most highly compensated executive officers who were serving as executive officers at December 31, 2003 and whose compensation exceeded $100,000 (the "Named Officers").

The tables on the following pages provide information concerning the granting and exercise of options during 2003 with respect to each of the Named Officers, and the fiscal year-end value of unexercised options held by each Named Officer.


                                       SUMMARY COMPENSATION TABLE
                                                                 Long-Term Compensation
                                                           ----------------------------------
                                    Annual Compensation             Awards           Payouts
                             ----------------------------- ------------------------ ---------
                                                                       Securities
                                                                       Underlying   Long-Term
                                                           Restricted Options/Stock Incentive
                                              Other Annual   Stock    Appreciation    Plan    All Other
Name and                      Salary  Bonus   Compensation   Awards     Rights      Payouts Compensation
Principal Position      Year   ($)    ($)(1)    ($)(2)       ($)(3)    (SARs)(#)      ($)     ($)(4)
------------------      ---- ------- -------- ------------ ---------- ------------- ------- ------------
John J. Mulherin       2003  300,000  100,000      6,599      None       None         None     13,151
President and Chief    2002  291,668  322,500      9,436      None       None         None     12,651
Exec. Officer          2001  250,008  120 000      2,647      None       None         None      9,651


Donald A. Carlson, Jr. 2003  175,000  583,799      1,987    23,120       None         None     13,151
Sr. Managing           2002  173,881  667 169       None    52,400       None         None     12,651
Director-Capital       2001  161,982  446,018      1,997    26,900       None         None     11,315
Markets Group

Thomas R. Paprocki     2003  200,000  205,000      1,950      None       None         None      7,151
Chief Operating        2002  195,833  170,000       None    71,000       None         None      7,151
Officer - Capital      2001  170,985  200,000      1,997      None       None         None      4,451
Markets Group

David G. Stoeffel      2003  191,827  105,000    129,118    30,500       None         None        959
Sr. Managing Director-
Asset Management Group

Henry Hakewill         2003  200,000   50,000        390      None       None         None     13,151
Sr. Managing Director- 2002  200,000   30,000        390    14,200       None         None     13,151
Marketing and          2001  133,333   33,000       None      None       None         None        192
Communications
Group

Thomas S. Ross         2003  150,000  100,000        780      None       None         None     12,641
Sr. Vice President     2002  144,500   33,000        780    28,400       None         None     12,386
and Chief Credit       2001  117,000   30,000       None      None       None         None      9,408
Officer


<Page 61>

(1) Includes annual performance bonus and, if applicable, commissions. Mr. Mulherin deferred receipt of the $100,000 bonus included in the 2003 amount until December 31, 2008. Mr. Mulherin deferred receipt of $100,000 of the $125,000 cash bonus included in the 2002 amount until December 31, 2007. Mr. Mulherin deferred receipt of $100,000 of the $120,000 cash bonus in 2001 until December 31, 2006. The 2002 amount for Mr. Mulherin includes a March 2003 award of 5,000 shares of deferred stock, a $125,000 cash bonus noted above, a March 2002 grant to Mr. Mulherin of a $55,000 special recognition award, and an award of 5,000 shares of deferred stock. The stock and special recognition awards are payable on January 31, 2005, or earlier under certain circumstances. The dollar value shown for the deferred shares included in the Summary Compensation Table is based upon the last reported price of $14.50 and $14.00 per share on the grant dates in 2003 and 2002, respectively. The bonus amounts reported for Mr. Carlson include deferred bonuses of $128,250, $155,151 and $88,805 in 2003, 2002 and 2001, respectively.
     Each of Mr. Carlson's deferred bonus amounts are deferred to the lesser of seven years or retirement and will be paid in the form of a five year annuity as approved by the Organization and Compensation Committee of the Company's board of directors. The bonus amounts reported for Mr. Paprocki include deferred bonuses of $16,500, $6,000 and $22,500 in 2003, 2002 and 2001, respectively, which vest over three years.
(2) For the year 2003 the amount disclosed in "Other Annual Compensation" for Mr. Stoeffel represents recruitment-related compensation of $128,338 in reimbursed moving and relocation expenses. The other amounts consist of dividends on unvested restricted stock and taxable fringe benefits.
(3) On April 22, 2003, the Company granted 2,000 shares of restricted stock under the 1998 Stock Incentive Plan to Mr. Stoeffel. These shares vest in three equal annual installments beginning April 22, 2004. The dollar value shown for these shares included in the Summary Compensation Table is based on the share value as of the grant date of $15.25 per share. On March 19, 2002, the Company granted restricted stock under the 1998
     Stock Incentive Plan to the following individuals: Mr. Carlson 2,000 shares, Mr. Paprocki 5,000 shares, Mr. Hakewill 1,000 shares, and Mr. Ross 2,000 shares. These shares began to vest in three equal annual installments beginning on March 19, 2003. The dollar value shown for these shares included in the Summary Compensation Table is based on the share value as of the grant date of $14.20 per share.
     Mr. Carlson was granted 8,000 shares of restricted stock on January 26, 1994, which shares have been included in the Summary Compensation Table as they vest, valued at the stock price on the date of vesting. The shares vest at a rate of 20% of the total number of shares of restricted stock granted commencing on the first day after the fifth anniversary of the date of grant and continuing on the same date each year thereafter, such that all shares of restricted stock will be fully vested on the first day after the ninth anniversary of the date of grant. Under this vesting schedule, 1,600 shares vested on January 27, 2001 and are reported at their value on that date ($16.8125 each), 1,600 shares vested on January 27, 2002 and are reported at their value on that date ($15.00 each), and 1,600 shares vested on January 27, 2003 and are reported at their value on that date ($14.45 each).
     As of December 31, 2003, Mr. Carlson held 1,333 shares of unvested restricted stock with a value of $18,995, Mr. Paprocki held 3,333 shares of unvested restricted stock with a value of $47,495, Mr. Stoeffel held 2,000 shares of unvested restricted stock with a value of $28,500, Mr. Hakewill held 666 shares of unvested restricted stock with a value of $9,490, and Mr. Ross held 1,333 shares of unvested restricted stock with a value of $18,995 based on a closing price of $14.25 per share on that date. Dividends are paid on the unvested restricted stock held.
(4) In 2003, all other compensation consisted of payments by B. C. Ziegler and Company under the Ziegler Growth Retirement Plan, a defined contribution qualified plan, with a 401(k) component (Mr. Mulherin, $12,000; Mr. Carlson, $12,000; Mr. Paprocki, $6,000; Mr. Hakewill, $12,000 and Mr. Ross, $11,490) and premiums paid by the Company for term life insurance and long-term disability insurance (Mr. Mulherin, $1,151; Mr. Carlson, $1,151; Mr. Paprocki, $1,151; Mr. Stoeffel, $959; Mr. Hakewill $1,151; and Mr. Ross $1,151).

<Page 62>

                              STOCK OPTION GRANTS

The Company did not grant any stock options or stock appreciation rights to any of the Named Officers during 2003.

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information for each of the Named Officers concerning the number and value of stock options outstanding at the end of 2003. No SARs are outstanding, and none of the Named Officers exercised options during 2003.



                                                  Number of Securities        Value of Unexercised
                                                 Underlying Unexercised           In-the-Money
                                                    Options/SARs at              Options/SARs at
                        Shares                    Fiscal Year-End (#)         Fiscal Year-End($)(2)
                      Acquired on    Value    ---------------------------- ----------------------------
Name                  Exercise(#) Realized($) Exercisable Unexercisable(1) Exercisable Unexercisable(1)
----                  ----------- ----------- ----------- ---------------- ----------- ----------------
John J. Mulherin         None         $0         None         23,500           $0             $0
Donald A. Carlson, Jr.   None          0        5,000         15,000            0              0
Thomas R. Paprocki       None          0        3,000          3,000            0              0
David G. Stoeffel        None          0         None           None            0              0
Henry Hakewill           None          0        3,333          1,667            0              0
Thomas S. Ross           None          0        3,000          5,000            0              0

------------------
(1)  Represents unvested options at the end of fiscal 2003.
(2)  Based on the last trade $14.25 price of the Common Stock on December 31, 2003.





                          EMPLOYMENT AGREEMENTS AND
                        CHANGE OF CONTROL ARRANGEMENTS

     Certain of the Company's stock option stock award, and performance stock award plans contain provisions that would be triggered by a change of control of the Company. The form of option contract utilized for the grant of approximately 150,000 options in 2000 to substantially all full-time employees of the Company under the 1998 Stock Incentive Plan contains special provisions covering a merger, consolidation or reorganization of the Company with another corporation in which the Company is not the surviving corporation. In that circumstance, the Organization and Compensation Committee may, subject to the approval of the Board of Directors of the Company or the board of directors of any corporation assuming the obligations of the Company under the 1998 Stock Incentive Plan, take action regarding each outstanding unexercised option to either (i) substitute on an equitable and economically equivalent basis an appropriate number of shares of the surviving corporation for the shares of Common Stock covered by the option, or (ii) cancel the option and provide for a payment to the optionee of an amount equal to the cash value of the option.

     In August and October 2000, the Company entered into three stock-oriented agreements with Mr. John J. Mulherin, the Company's current President and CEO, to evidence certain incentive arrangements related to his hiring. Under a Stock Award Agreement, Mr. Mulherin was awarded, without restriction, 15,000 shares of common stock of the Company pursuant to the 1998 Stock Incentive Plan. Under a Performance Stock Award Agreement, Mr. Mulherin became eligible to be granted up to an additional 15,000 shares of common stock of the Company, subject to his continued employment with the Company and the achievement of certain performance conditions to be determined by the Organization and Compensation Committee of the Board of Directors, in each of years 2000, 2001 and 2002. Finally, under a Performance Vesting Incentive Stock Option Agreement, the Company granted to Mr. Mulherin the right to purchase, on the terms of the agreement and subject to the 1998 Stock Incentive Plan, 23,500 shares of common stock of the Company at the purchase price of $15.50 per share. Subject to Mr. Mulherin's continued employment with the Company, the options vest and become fully exercisable either (i) in one-third increments according to the achievement of the following stock value-based goals: (x) one-third on the date on which the fair market value of the Company's common stock is not below $19.75 in any trade for 20 consecutive trading days; (y) one-third on the date on which the fair market value of the Company's common stock is not below $24.00 in any trade for 20

<Page 63>

consecutive trading days; and (z) one-third on the date on which the fair market value of the Company's common stock is not below $28.25 in any trade for 20 consecutive trading days, (ii) upon the expiration of Mr. Mulherin completing seven years of continuous employment with the Company following the date of grant of the options, or (iii) if a "change of control" (as defined below) occurs while Mr. Mulherin is employed with the Company.

     In October 2000, the Company also entered into an employment agreement with Mr. Mulherin. The term of the employment agreement was three years from his date of hire, during which time Mr. Mulherin was entitled to be paid an annual base salary of $300,000 with possible annual adjustments and a discretionary bonus. This employment agreement expired in October 2003 and was not renewed. Mr. Mulherin is still employed by the Company.

     In March 2003 and 2002, the Company entered into deferred benefit agreements with Mr. Mulherin. The March 2003 agreement provides Mr. Mulherin with the right to receive 5,000 shares of the Company's Common Stock. The March 2002 agreement provides Mr. Mulherin with the right to receive 5,000 shares of the Company's Common Stock and a special recognition award of $55,000. Both the 10,000 shares of stock and the special recognition award are payable on January 31, 2005. The amounts are to be issued or paid, whichever is applicable, to Mr. Mulherin or his estate on his death, disability, termination of employment by the Company, or upon a "change of control" of the Company, if such death, disability, termination of employment by the Company and all affiliates, or change of control occurs before January 31, 2005. A change of control is defined as:

     (1) a sale of over 50% of the stock of the Company measured in terms of voting power, other than in a public offering or in connection with the acquisition by the Company of a business filing reports under
          Section 13 or 15(d) of the Securities Exchange Act of 1934.
     (2) the sale by the Company of over 50% of its business or assets in one or more transactions over a consecutive 12 month period; or
     (3) a merger or consolidation by the Company with or into any other corporation or entity such that the Company's shareholders prior to the transaction or transactions do not own at least 50% of the surviving entity measured in terms of voting power.

COMPENSATION OF DIRECTORS

     Directors not employed by the Company received the following compensation in 2003 for their services: (a) $11,000 annual retainer, all paid in shares of Common Stock of the Company; (b) $500 for each board meeting attended; and
(c) $500 for each committee meeting attended. Directors may elect to defer all or part of compensation earned following the date of such election. Deferred directors fees are accrued in the form of phantom stock units, as are dividends payable on such phantom stock. Directors who are employed by the Company or any of its subsidiaries do not receive any fees or retainer related to their services as directors.

     At the time of his election to the Board, Mr. Needles was awarded an option to purchase 2,000 shares of Company stock at a price of $18.125, which vested immediately and extended for a term of ten years. The exercise price was set above the then prevailing market price of the Company's shares, as was the case with a previous option grant to directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
          AND RELATED STOCKHOLDER MATTERS.
          -------------------------------

     The following table indicates the persons who, as of March 1, 2004, were known by the Company to be the beneficial owners of more than 5% of any class of the Company's voting securities. The following information is based on reports on Schedule 13D or 13G, as amended, filed with the Securities and Exchange Commission or other reliable information. Except as noted below, to the best of the Company's knowledge, all shareholdings represent shares

<Page 64>

actually owned, and do not include shares which the designated person has the right to acquire.

                                           Amount and Nature
                   Name and Address of     of Beneficial
Title of Class     Beneficial Owner        Ownership         Percent of  Class
--------------     -------------------     ----------------- -----------------

Common Stock       Peter R. Kellogg(1)          482,282             22.7%
                   120 Broadway
                   New York, New York

                   Bernard C. Ziegler II(2)     157,056              7.4%
                   27082 N. 96th Way
                   Scottsdale, AZ  85255

                   New West Investors,          241,500             11.4%
                     L.P.(3)
                   800 West State Street
                   Doylestown, Pennsylvania

                   Marshall & Ilsley            169,605              8.0%
                   Corporation(4)
                   770 N. Water Street
                   Milwaukee, Wisconsin

                   Bankmont Financial           150,000              7.1%
                   Corp.(5)
                   111 W. Monroe Street
                   P.O. Box 755
                   Chicago, IL  60690

(1) Mr. Peter R. Kellogg, Senior Advisory Director, Goldman Sachs/Spear, Leeds & Kellogg, 120 Broadway, New York, New York, beneficially owns an aggregate of 482,282 shares of the Company's Common Stock. Of those shares, 161,782 shares were owned by Mr. Kellogg personally, and 150,000 shares were owned by I.A.T. Reinsurance Syndicate, Ltd. ("IAT"), a Bermuda company of which Mr. Kellogg is the sole holder of voting stock. The above total of holdings include options for the purchase of 2,500 shares of Common Stock which, as of March 1, 2004, were exercisable. In addition, Mr. Kellogg may be deemed to be the indirect beneficial owner of 118,000 shares of Common Stock held by his wife, and 50,000 shares of Common Stock held by the Peter R. and Cynthia K. Kellogg Foundation, by virtue of his shared disposition and voting power. Mr. Kellogg is a director of the Company.

(2)  Based upon a Schedule 13G filed on April 24, 2003.  According to the
     Schedule 13G, Mr. Bernard C. Ziegler II has sole voting and dispositive power over 36,380 shares and shared voting and dispositive power over 120,676 shares.

(3) Mr. Gerald J. Gagner is the sole general partner of New West Investors, L.P. ("New West"), 800 West State Street, Suite 103, Doylestown, Pennsylvania, with voting and dispositive control over the securities held in New West's investment portfolio. Mr. Gagner may be considered to beneficially own the shares of Common Stock that are owned of record by New West. None of the limited partners of New West has any voting or dispositive control over such securities. The shares were purchased for investment purposes only. The above total representing New West's ownership excludes 1,831 shares of Common Stock held directly by Mr. Gagner, options to purchase 2,000 shares of Common Stock which, as of March 1, 2004, were exercisable within 60 days of March 1, 2004 and 1,469 shares held in a deferred stock plan which are payable in Common Stock upon termination of his directorship position. The options and deferred shares are also held directly by Mr. Gagner. These 5,300 options and shares are included in the total in the table of ownership below. Mr. Gagner is a director of the Company.

<Page 65>

(4) Based upon a Schedule 13G filed on February 12, 2004 by Marshall & Ilsley Corporation and includes bank trust beneficiaries and customers, including that of Marshall & Ilsley Trust Company. According to the
     Schedule 13G, Marshall & Ilsley Corporation has sole voting control over 1,000 shares, shared voting power over 109,504 shares, sole dispositive power over 1,000 shares and shared dispositive power over 168,605 shares.

(5) Based upon a Schedule 13G filed on February 14, 2004 as amended on February 17, 2004.

     The following table sets forth information concerning the shares of equity securities of the Company beneficially owned by (i) the Chief Executive Officer and the five other most highly compensated executive officers of the Company, (ii) each director of the Company and each nominee for director of the Company and (iii) the directors and executive officers of the Company as a group, all as of March 1, 2004. Except as indicated below, no person owns in excess of 1% of the outstanding shares of any class of the Company's equity securities. Unless otherwise noted, each person has sole voting and investment power with respect to the number of shares indicated.

                                         Amount and Nature
                 Name of                 of Beneficial
Title of Class   Beneficial Owner(1)     Ownership(2)(3)(4)  Percent of Class
--------------   -------------------     -----------------   -----------------
Common Stock     Donald A. Carlson, Jr         18,669              *
                 John C. Frueh                  7,404              *
                 Gerald J. Gagner(5)          246,800             11.6%
                 Peter R. Kellogg(6)          482,282             22.7
                 John J. Mulherin(7)           32,200              1.5
                 Belverd E. Needles, Jr.        2,719              *
                 Bernard C. Ziegler III(8)     49,466              2.3
                 Thomas R. Paprocki            10,000              *
                 David G. Stoeffel              2,500              *
                 Henry Hakewill                 4,333              *
                 Thomas S. Ross                 5,200              *

All directors and executive
officers as a group (17 persons)
TOTAL                                          905,687            41.4%

*Less than 1% of outstanding shares
------------------------

(1) Except as otherwise indicated, all stock is directly held by such person.
(2) Includes the following number of shares of Common Stock which, as of March 1, 2004, the individual had the right to acquire within 60 days:
     Mr. Carlson 5,000 shares, Mr. Frueh 2,500 shares, Mr. Gagner 2,000 shares, Mr. Kellogg 2,500 shares, Mr. Needles 2,000 shares, Mr. Ziegler 2,000 shares, Mr. Paprocki 3,000 shares, Mr. Hakewill 3,334 shares, and Mr. Ross 3,000 shares; and all directors and executive officers as a group, 63,698 shares. The above amounts also include shares held in a director's deferred compensation plan for the benefit of certain directors - Mr. Gagner 1,469 shares, Mr. Needles 719 shares and Mr. Ziegler 4,834 shares, which are payable in common stock upon termination of directorship positions.
(3) The above beneficial ownership information is based on data furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act, as required for purposes of this Annual Report. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.
(4) Includes the following number of shares of unvested restricted Common Stock which are held for the benefit of the individuals in a rabbi trust:
     Mr. Carlson 1,333 shares, Mr. Paprocki 3,333 shares; Mr. Stoeffel 2,000 shares; Mr. Hakewill 666 shares; Mr. Ross 1,333 shares; and all directors and executive officers as a group 13,664 shares. The individuals have sole voting power and no dispositive power over these shares until the restrictions lapse.

<Page 66>

(5) Includes 241,500 shares owned by New West Investors, L.P., of which Mr. Gagner is the sole general partner with voting and dispositive control over the securities held in New West's investment portfolio.
(6) Shares shown include 161,782 shares owned by Mr. Kellogg personally, and 150,000 shares owned by I.A.T. Reinsurance Syndicate, Ltd. ("IAT"), a Bermuda company of which Mr. Kellogg is the sole holder of voting stock. In addition, Mr. Kellogg may be deemed to be the indirect beneficial owner of 118,000 shares of Common Stock held by his wife, and 50,000 shares of Common Stock held by the Peter R. and Cynthia K. Kellogg Foundation, by virtue of his shared disposition and voting power.
(7) Shares shown for Mr. Mulherin include 20,000 shares for which voting and dispositive power is shared with his wife.
(8) Shares shown for Mr. Ziegler include an aggregate of 20,982 shares of Common Stock which are held in trusts of which Mr. Ziegler serves as a co-trustee with shared voting and investment power. Mr. Ziegler disclaims beneficial ownership of these shares other than shared voting and investment power.

     The following table summarizes information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's equity compensation plans as of December 31, 2003:



                                  EQUITY COMPENSATION PLAN INFORMATION

                                                             (b)                (c)
                                                           Weighted-         Number of
                                            (a)             average     securities remaining
                                         Number of         exercise    available for future
                                        securities         price of    issuance under equity
                                       to be issued       outstanding    compensation plans
                                     upon exercise of      options,        (excluding
                                    outstanding options,   warrants    securities reflected
PLAN CATEGORY                       warrants and rights   and rights      in column (a)
-------------                       -------------------   -----------  ---------------------
Equity compensation plan approved
  by security holders (1)                 252,750           $18.13          117,166
Equity compensation plans not
  approved by security holders (2)         16,276(3)           N/A(3)           -0-(4)

Total                                     269,026           $18.13(3)       117,166



(1) The only equity compensation plan approved by security holders is the Company's 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan was approved by shareholders on April 20, 1998.

     In 2002, the 1998 Plan was amended, without shareholder approval, to increase the maximum number of shares of restricted stock that may be issued in one year from 20,000 to 30,000. The 1998 Plan is designed to permit the grant of not more than a total of 435,000 shares of Common Stock (not more than 43,500 annually to any participant) in the form of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock. The purpose of the 1998 Plan is to provide incentive for key employees of the Company and its subsidiaries to improve corporate performance on a long-term basis, and to attract and retain key employees and qualified directors.

(2) Equity plans not approved by security holders include Deferred Stock Agreements between the Company and John J. Mulherin effective as of March 19, 2002 and March 17, 2003 on each of which dates 5,000 deferred shares were granted (the "Deferred Stock Agreements"), Mandatory Deferred Bonus Plan, Voluntary Deferred Bonus Plan, the Director's annual retainer and the Directors Deferred Stock Arrangement, all as described in the following paragraphs.

     Pursuant to the Deferred Stock Agreements, the Company agreed to issue 10,000 shares of Common Stock ("Deferred Stock") to Mr. Mulherin on January 31, 2005, or earlier upon certain conditions. The shares vested upon grant. Mr. Mulherin has the right to receive dividends, if any, on the Deferred Stock.

<Page 67>

     The $11,000 annual retainer paid to non-employee directors is paid in Common Stock unless deferred by a director. The Deferred Compensation Plan for Directors allows non-employee directors of the Company to defer the receipt of their annual retainer otherwise payable in Common Stock for serving on the Board of Directors. Prior to December 31 of each year, non-employee directors may irrevocably elect to participate in the Company's Deferred Compensation Plan for Directors for the following year. The annual retainer is deferred into a stock unit account established on the director's behalf. Annual retainers deferred into stock unit accounts are credited with shares of Common Stock based on the closing price of the Common Stock shortly after the Company's earnings are released for the first quarter of the year. Deferred compensation is distributed following the termination of the director's service to the Company either in ten annual installments or, upon application of the director, upon such terms and conditions as the Board of Directors determines. Distributions from stock unit accounts are made solely in shares of Common Stock. Pursuant to the Deferred Compensation Plan for Directors, 6,276 stock units, payable on a one-for-one basis in shares of Common Stock, were credited to stock unit accounts as of December 31, 2003.

     Mandatory Deferred Bonus Plan
     The purpose of the Company's Mandatory Deferred Bonus Plan is to defer all or a portion of a participant's bonus as determined and in accordance with the plan, and to further align the interests of certain key employees with those of the Company's shareholders. Any employee who is awarded a bonus of over $150,000 is required to defer at least one-third of the excess over that amount. Prior to the bonus being payable, the employee may elect to have the deferred compensation placed in a cash account or a share account or a combination of the two accounts. If the employee elects to allocate all or a portion of the bonus to the share account, the employee's share account will be credited with a number of shares of common stock of the Company to be determined based on the market price of the common stock on March 31 of the year in which the bonus is paid. The amount of the deferred bonus vests in three equal installments at the end of each year following the year the bonus was earned. Deferred amounts are paid out either in a lump sum or in installments beginning 60 days after termination of employment with the Company.

     Voluntary Deferred Bonus Plan
     The purpose of the Company's Voluntary Deferred Bonus Plan is to defer all or a portion of a participant's bonus as determined and in accordance with the plan, and to further align the interests of certain key employees with those of the Company's shareholders. The Company's Organization and Compensation Committee selects employees who will be eligible to participate in the Plan. To be selected, an employee must be salaried and must be a key management or highly compensated employee. Prior to the bonus being payable, the employee may elect to defer any or all of the employee's bonus and to have the deferred compensation placed in a cash account or a share account or a combination of the two accounts. If the employee elects to allocate all or a portion of the bonus to the share account, the employee's share account will be credited with a number of shares of common stock of the Company to be determined based on the market price of the common stock on March 31 of the year in which the bonus is paid. Under this plan, the deferred bonus vests immediately. The employee may elect to have the deferred bonus distributed on March 1 of the year following the earlier of (i) the year employment with the Company terminates, or (ii) a year selected by the employee that must be at least three years after the year in which the deferred bonus amount was earned.

(3) The Deferred Stock and the deferred stock units issuable under the Deferred Stock Arrangement for Directors and the Mandatory and Voluntary Deferred Bonus Plans are included in column (a), but because there is no "exercise price" associated with the Deferred Stock or the deferred stock units, they are not reflected in column (b).

<Page 68>

 (4) The Deferred Stock Arrangement for Directors and the Mandatory and Voluntary Deferred Compensation Plans do not reserve a set number of shares of Common Stock, nor is there a set number of shares reserved for issuance for annual retainers issuable to directors not participating in the Deferred Stock Arrangement for Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     On April 13, 2001, Mr. John J. Mulherin, the Chief Executive Officer of the Company, entered into a replacement promissory note with the Company which evidences his indebtedness of $120,000 to the Company. Interest on the April 13, 2001 promissory note, due April 15, 2002, was accrued annually at the variable short-term applicable federal rate. During the first quarter of 2002, interest accrued through April 15, 2002 was forgiven and the maturity of the promissory note was extended to April 15, 2003, at which time it was paid in full.

     On December 31, 2001, Mr. John J. Mulherin also entered into a Line of Credit Promissory Note which evidenced the right to borrow up to $50,000 from the Company for the purpose of financing a portion of Mr. Mulherin's purchase of units of a private placement being offered through the Company. Financing on identical terms was offered by the Company to certain other officers and employees of the Company. Mr. Mulherin borrowed $10,050 under this arrangement at December 31, 2001, another $10,050 under this arrangement at March 31, 2002, and he repaid $3,350 on March 31, 2003. The highest amount outstanding under this line of credit was $20,100, and the amount outstanding at December 31, 2003 was $16,750, plus interest which accrues at the rate of the three month LIBOR plus 2.75%. The largest aggregate amount owed by Mr. Mulherin to the Company at any one time during the last fiscal year was $140,100 plus accrued interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          --------------------------------------

Independent Auditors' Fees

     The firm of KPMG LLP served as the Company's independent auditors for the fiscal year ended December 31, 2003.

     The following table presents fees for professional audit services tendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by KPMG LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

                                                    2003        2002
                                                  --------    --------
          Audit fees(a)                           $176,569    $133,767
          Audit-related fees(b)                     12,930       6,494
          Tax fees(c)                              130,550      57,200
          All other fees                                 -           -
                                                  --------    --------
          Total                                   $320,049    $197,461
                                                  ========    ========

(a) Audit fees: Fees for professional services performed by KPMG for the audit of the Company's annual consolidated financial statements and review of financial statements included in the Company's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(b) Audit-related fees: Fees for assurance and related services performed by KPMG that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements. This includes review of employee benefit and compensation plans, due diligence relating to mergers and acquisitions, attestations by KPMG that are not required by statue or regulations, and consulting on financial accounting/ reporting standards.

<Page 69>

(c) Tax fees: Fees for professional services performed by KPMG with respect to tax compliance, tax advice, and tax planning. This includes preparation of original and amended returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from "Audit-related" items.

Pre-Approval Policy

     Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of the independent auditor. In 2003, the Audit Committee instituted a policy of pre-approving all non-audit services for which the Company intends to engage the Company's independent auditor. Pursuant to this policy, non-audit services, in the form of advising on a potential acquisition and tax consulting and preparation services, were pre-approved by the Audit Committee in 2003.

<Page 70>

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------
ITEM 15(a).  CERTAIN INFORMATION
             -------------------
     1.  Financial Statements

         The following financial statements and reports of independent public accountants are included in Part II at Item 8 above.

         (i)   Consolidated statements of financial condition -
                December 31, 2003 and 2002.

         (ii) Consolidated statements of operations - years ended December 31, 2003, 2002 and 2001.

         (iii) Consolidated statements of stockholders' equity - years ended December 31, 2003, 2002 and 2001.

         (iv) Consolidated statements of cash flows - years ended December 31, 2003, 2002 and 2001.

         (v)   Notes to Consolidated Financial Statements.

         (vi)  Report of KPMG LLP, Independent Auditors.

         (vii) Report of Arthur Andersen LLP, Independent Public
               Accountants.

     2.  Supplementary Data and Financial Statement Schedule
         The following report and financial statement schedule in response to this Item 15(a) is submitted as a separate section of this report:

                                                             Page
                                                             ----
         Independent Auditors' Reports......................  73
         Schedule II - Valuation and Qualifying Accounts....  74

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

<Page 71>

             On December 12, 2003, the Registrant furnished a Current Report on Form 8-K dated December 12, 2003, announcing the delisting of its common shares from trading on the American Stock Exchange.
             A copy of the press release was attached to the Current Report.

             On January 29, 2003, the Registrant furnished a current Report on Form 8-K dated January 29, 2003, indicating the issuance of a press release announcing its declaration of a quarterly dividend for the fourth quarter ended December 31, 2003.

             On February 3, 2004, the Registrant furnished a Current Report on Form 8-K dated February 3, 2004, announcing the Registrant's preliminary financial results for the fourth quarter ended December 31, 2003. A copy of the press release was attached to the Current Report.

ITEM 15(c).  EXHIBITS
             --------

     See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.

<Page 72>

ITEM 15(d). FINANCIAL STATEMENT SCHEDULES
            -----------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of The Ziegler Companies, Inc.:

On January 30, 2004, we reported on the consolidated statement of financial condition of The Ziegler Companies, Inc. and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003, which are included in the 2003 Annual Report on Form 10-K. Our report refers to an accounting change in 2002, as the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. The consolidated financial statements and the related financial statement schedules of The Ziegler Companies, Inc. and Subsidiaries, as of December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements for 2001 in their report dated February 9, 2002, and the related financial statement schedules in their report dated March 18, 2002. In connection with our audit of the aforementioned 2003 consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such 2003 financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 /s/ KPMG LLP
Milwaukee, Wisconsin
January 30, 2004


THE REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of The Ziegler Companies, Inc.:
We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Ziegler Companies, Inc. Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 18, 2002

<Page 73>

                                 THE ZIEGLER COMPANIES, INC.
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                              COL. A     COL. B       COL. C        COL. D       COL. E
                              ------     ------       ------        ------       ------


DESCRIPTION
                                                ADDITIONS
                                         -----------------------

                            Balance at   Charged     Charged to                Balance at
                            December 31,   to      Other Accounts  Deductions  December 31,
                               2002      Expense     (Note 1)       (Note 2)      2003
                               ----      -------     --------       --------      ----

Allowances (Note 3)         $  154,186   $278,282    $ (23,186)   $  (104,050)  $305,232
                            ==========   ========    =========    ===========   ========


                            Balance at   Charged     Charged to                Balance at
                            December 31,   to      Other Accounts  Deductions  December 31,
                               2001      Expense     (Note 1)       (Note 2)      2002
                               ----      -------     --------       --------      ----

Allowances (Note 3)         $  332,825   $  4,186    $(174,603)   $    (8,222)  $154,186
                            ==========   ========    =========    ===========   ========


                            Balance at   Charged     Charged to                Balance at
                            December 31,   to     Other Accounts   Deductions  December 31,
                               2000      Expense     (Note 1)       (Note 2)      2001
                               ----      -------     --------       --------      ----

Allowances (Note 3)         $2,682,636   $174,608    $(355,409)   $(2,169,010)  $332,825
                            ==========   ========    =========    ===========   ========


(1)  These amounts represent adjustments to prior charge-offs.
(2) These deductions represent charge-offs for the purpose for which the reserve was established.
(3) The reserve is offset against the corresponding assets in the balance sheet.


<Page 74>

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE ZIEGLER COMPANIES, INC.

March 16, 2004                   By  /s/ John J. Mulherin
                                   -------------------------------------------
                                   John J. Mulherin
                                   President, CEO and Director
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 16, 2004                   /s/ John J. Mulherin
                                 ---------------------------------------------
                                 John J. Mulherin
                                 President, CEO and Director
                                 (Principal Executive Officer)

March 16, 2004                   /s/ Gary P. Engle
                                 ---------------------------------------------
                                 Gary P. Engle
                                 Senior Vice President,
                                 Chief Financial Officer and
                                 Chief Administrative Officer
                                 (Principal Financial Officer)

March 16, 2004                   /s/ Jeffrey C. Vredenbregt
                                 ---------------------------------------------
                                 Jeffrey C. Vredenbregt
                                 Vice President, Treasurer and Controller
                                 (Principal Accounting Officer)

March 16, 2004                   /s/ Donald A. Carlson, Jr.
                                 ---------------------------------------------
                                 Donald A. Carlson, Jr., Director

March 16, 2004                   /s/ John C. Frueh
                                 ---------------------------------------------
                                 John C. Frueh, Director

March 16, 2004                   /s/ Gerald J. Gagner
                                ----------------------------------------------
                                 Gerald J. Gagner, Director

March 16, 2004
                                 ---------------------------------------------
                                 Peter R. Kellogg, Director

March 16, 2004                   /s/ Belverd E. Needles, Jr.
                                 ---------------------------------------------
                                 Belverd E. Needles, Jr., Director

March 16, 2004                   /s/ Bernard C. Ziegler III
                                 ---------------------------------------------
                                 Bernard C. Ziegler III
                                 Director and Chairman

<Page 75>

                          THE ZIEGLER COMPANIES, INC.

                      Exhibit Index to Report on Form 10-K
                  for the fiscal year ended December 31, 2003

Exhibit                                        Incorporated by               Filed
No.            Description                       Reference                  Herewith
---            -----------                       ---------                  --------
<s>       <d>                                <d>                                 <c>

3.1       Articles of Incorporation of the   Previously filed as Exhibit C
          Company                            to the Company's Proxy
                                             Statement dated March 8, 1993.
3.2       By-Laws of the Company                                                 X

4.1       Indentures and Guaranty Agreement  Incorporated herein by reference under Exhibit 10 below.

10        Material Contracts

10.1*     1993 Employees' Stock Incentive    Incorporated by reference from
          Plan                               the March 8, 1993 Proxy Statement.

10.2*     1998 Stock Incentive Plan          Previously filed as Exhibit 10.1
          (restated to reflect amendments    to the Form 10-Q for the quarterly
          through April 23, 2002)            period ended June 30, 2002.

10.3*     John Mulherin Employment           Previously filed as Exhibit 10.4
          Agreement and Offer Letter         to the  Form 10-K for year ended
                                             December 31, 2000.

10.4*     Gary Engle Employment Agreement    Previously filed as Exhibit 10.5 to
                                             the Form 10-K for year ended
                                             December 31, 2000.

10.5      Letter Agreement with              Previously filed as Exhibit 10.6
          M&I Marshall & Ilsley Bank dated   to the  Form10-K for year ended
          September 14, 1999 with            December 31, 2000.
          Promissory Note

10.6      Promissory Note with M&I Marshall  Previously filed as Exhibit 10.1
          & Ilsley Bank dated April 30,      to the  Form 10-Q for the quarterly
          2002                               period ended March 31, 2002.

10.7*     John J. Mulherin Promissory Note,  Previously filed as Exhibit 10.7
          dated December 29, 2000            to Amendment No. 1 to Form 10-K
                                             for year ended December 31, 2000.

10.8*     Form of John J. Mulherin           Previously filed as Exhibit 10.8
          Promissory Note, dated April 15,   to Amendment No. 1 to Form 10-K
          2001                               for year ended December 31, 2000.

10.9*     2001 Outside Director Stock        Previously filed as Exhibit 10.9
          Option Agreement                   to Form 10-K for year ended
                                             December 31, 2001.

10.10*    Deferred Benefit Agreement         Previously filed as Exhibit 10.10
          between The Ziegler Companies,     to Form 10-K for the year ended
          Inc. and John J. Mulherin          December 31, 2002.

10.11*    Form of Restricted Stock           Previously filed as Exhibit 10.12
          Agreement                          to Form 10-K for the year ended
                                             December 31, 2002.

<Page 76>

10.12*    Form of Nonqualified Stock         Previously filed as Exhibit 10.13
          Option Agreement                   to Form 10-K for the year ended
                                             December 31, 2002.

10.13*    Form of directors deferred         Previously filed as Exhibit 99.7
          compensation agreement             to the Company's Registration
                                             Statement on Form S-8 filed on
                                             March 29, 2000.

10.14*    Performance Vesting Incentive      Previously filed as Exhibit 10.16
          Stock  Agreement between the       to Form 10-K for the year ended
          Company and John J. Mulherin       December 31, 2002.
          dated August 17, 2000

10.15*    Stock Award between the Company    Previously filed as Exhibit 10.17
          and John J. Mulherin made as       to Form 10-K for the year ended
          of August 17, 2000                 December 31, 2002.

10.16*    Performance Stock Award Agreement  Previously filed as Exhibit 10.18
          between the Company and John J.    to Form 10-K for the year ended
          Mulherin dated as of August 17,    December 31, 2002.
          2000

10.17*    The Ziegler Companies, Inc.        Previously filed as Exhibit 4.3
          Mandatory Deferred Bonus Plan      to the Company's Form S-8
                                             Registration Statement (No. 333-
                                             105953).

10.18*    The Ziegler Companies, Inc.        Previously filed as Exhibit 4.4
          Inc. Voluntary Deferred Bonus      to the Company's For S-8
          Plan                               Registration Statement (No. 333-
                                             105953).

10.19     Fully Disclosed Clearing Agreement                                     X
          between Pershing Division -
          Donaldson, Lufkin & Jenrette
          Securities Corporation and B. C.
          Ziegler and Company

10.20*    2003 Deferred Restricted Stock                                         X
          Agreement between The Ziegler
          Companies, Inc. and John J.
          Mulherin

21.1      List of Subsidiaries of the                                            X
          Company

31.1      Certification Pursuant to                                              X
          Rule 13a-14(a) or 15d-14(a), as
          Adopted Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

31.2      Certification Pursuant to                                              X
          Rule 13a-14(a) or 15d-14(a), as
          Adopted Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

32.1      Certification Pursuant to 18 U.S.C.                                    X
          Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-
          Oxley Act of 2002

32.2      Certification Pursuant to 18 U.S.C.                                    X
          Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-
          Oxley Act of 2002

Indicates compensatory plan or arrangement.


<Page 77>


90









35
69
86